Form 10-Q
period 1998-04-30
HASTINGS ENTERTAINMENT INC
filed 1998-07-27
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

 [X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES CHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

                                       OR

 [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         SECURITIES EXCHANGE ACTION OF 1934

For the transition period from                    to
                              --------------------  -------------------

                        COMMISSION FILE NUMBER 000-24381

                          HASTINGS ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in its Charter)

         TEXAS                                               75-1386375
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                              Identification No.)

              3601 PLAINS BOULEVARD, SUITE 1, AMARILLO, TEXAS 79102
               (Address of principal executive offices) (Zip Code)

                                 (806) 351-2300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Number of shares outstanding of the issuer's common stock, as of July 16, 1998:

              Class                                     Shares Outstanding
--------------------------------------               ------------------------
Common Stock, $.01 par value per share                      11,549,734

                          HASTINGS ENTERTAINMENT, INC.,
                                AND SUBSIDIARIES



                                      INDEX



                                                                                      PAGE
                                                                                      ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

              Consolidated Balance Sheets as of April 30, 1998 and January 31, 1998      3

              Consolidated Statements of Income for the First Quarter ended
              April 30, 1998 and 1997                                                    4

              Consolidated Statements of Cash Flows for the First Quarter ended
              April 30, 1998 and 1997                                                    5

              Notes to Consolidated Financial Statements                               6-7

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               8-12

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds                                 13

     Item 4 - Submission of Matters to a Vote of Security Holders                       13

     Item 6 - Exhibits and Reports of Form 8-K                                          13

SIGNATURE PAGE                                                                          14

INDEX TO EXHIBITS                                                                       15

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 1998 AND JANUARY 31, 1998
                    (Dollars in thousands, except par value)

                                                                                     April 30,       January 31,
                                                                                       1998             1998
                                                                                   -------------     ----------
ASSETS                                                                              (Unaudited)
Current assets:
     Cash                                                                                  1,368          3,840
     Merchandise inventories                                                             125,289        126,835
     Other current assets                                                                  4,270          3,889
                                                                                   -------------     ----------
          Total current assets                                                           130,927        134,564

Property and equipment, net of accumulated depreciation
          of $78,909 and $80,114, respectively                                            79,221         80,703

Other assets                                                                                  31             31
                                                                                   =============     ==========
                                                                                       $ 210,179     $  215,298
                                                                                   =============     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                                    301            301
     Trade accounts payable                                                               42,390         60,747
     Accrued expenses and other liabilities                                               16,369         17,590
     Deferred  income taxes                                                                1,305          1,305
     Income taxes payable                                                                     --          3,428
                                                                                    ------------     ----------
          Total current liabilities                                                       60,365         83,371
                                                                                    ------------     ----------
Long term debt, excluding current maturities                                              67,992         51,311
Deferred income taxes                                                                        898            898
Redemption value of common stock held by estate of Company's founder                       8,000          8,000


Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                --             --
     Common stock, $.01 par value; 75,000,000 shares authorized; 8,652,914 shares issued; 8,465,726 shares outstanding in 1998,
       and 8,465,189 shares outstanding in 1997                                               87             87
     Additional paid-in capital                                                            1,654          1,654
     Retained earnings                                                                    81,370         80,168
     Treasury stock, at cost                                                              (2,187)        (2,191)
                                                                                    ------------     ----------
     Redemption value of common stock held by estate of Company's founder                 (8,000)        (8,000)
                                                                                    ------------     ----------
                                                                                          72,924         71,718
Commitments and contingencies                                                       ------------     ----------
                                                                                       $ 210,179      $ 215,298
                                                                                    ============     ==========


          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                   FIRST QUARTER ENDED APRIL 30, 1998 AND 1997
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                     First Quarter ended April 30,
                                                                   ----------------------------------
                                                                      1998                    1997
                                                                   ----------              ----------
Merchandise revenue                                                   $70,834                  61,575
Video rental revenue                                                   18,553                  16,861
                                                                   ----------              ----------
     Total revenues                                                    89,387                  78,436

Merchandise cost of revenue                                            50,180                  43,173
Rental video cost of revenue                                            7,537                   6,117
                                                                   ----------              ----------
     Total cost of revenues                                            57,717                  49,290
                                                                   ----------              ----------

     Gross profit                                                      31,670                  29,146

Selling, general and administrative expenses                           28,373                  26,593
Pre-opening expense                                                       159                     134
                                                                   ----------              ----------
                                                                       28,532                  26,727
                                                                   ----------              ----------

Operating income                                                        3,138                   2,419

  Interest expense                                                     (1,199)                   (934)
                                                                   ----------              ----------

     Income before income taxes                                         1,939                   1,485

Income taxes                                                              737                     565
                                                                   ==========             ===========
     Net income                                                        $1,202                    $920
                                                                   ==========             ===========
Basic earnings per share                                                $0.14                   $0.11
                                                                   ==========             ===========
Diluted earnings per share                                              $0.14                   $0.10
                                                                   ==========             ===========
Weighted-average number of common shares outstanding - basic            8,466                   8,558
Dilutive effect of stock options                                          229                     211
                                                                   ==========             ===========
Weighted-average number of common shares outstanding - diluted          8,695                   8,769
                                                                   ==========             ===========




          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FIRST QUARTER ENDED APRIL 30, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)

                                                                          First Quarter ended April 30,
                                                                        -------------------------------
                                                                            1998                1997
                                                                        -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $     1,202         $       920
Adjustments to reconcile net income to net cash
 provided by operations:
     Depreciation  and amortization                                           9,902               7,456
     Loss on rental videos lost, stolen and defective                         1,129                 823
     Loss on disposal of other assets                                           185                   8
Changes in operating assets and liabilities:
     Merchandise inventory                                                    1,546              (1,186)
     Other current assets                                                      (381)                (42)
     Trade accounts payable, accrued expenses
        and other liabilities                                               (19,578)              1,559
     Income taxes payable                                                    (3,428)                565
                                                                         ----------         -----------
       Net cash provided by (used by) operations                             (9,423)             10,103
                                                                         ----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and improvements                            (9,734)            (10,266)
                                                                         ----------         -----------
       Net cash used in investing activities                                 (9,734)            (10,266)
                                                                         ----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility                                  101,700              59,050
Repayments under revolving credit facility                                  (85,019)            (61,027)
Dividends and treasury stock transactions                                         4                 (21)
                                                                         ----------         -----------
       Net cash provided by (used in) financing activities                   16,685              (1,998)
                                                                         ----------         -----------
Net decrease in cash                                                         (2,472)             (2,161)

Cash at beginning of period                                                   3,840               4,972
                                                                         ----------         -----------

CASH AT END OF PERIOD                                                    $    1,368         $     2,811
                                                                         ==========         ===========

          See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim period. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year. The financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File no. 333-47969) as filed with the Securities and Exchange Commission and declared effective on June 11, 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of February 1, 1998, the Company adopted a new method of depreciation for its rental videos. Under this new method, the Company depreciates all rental videos on a straight-line basis to their estimated salvage value of $5. Videos identified as base stock (including the first four copies per store of hit titles) are depreciated over 36 months, and new releases (hit titles five copies and up) are depreciated over six months. The Company believes this accelerated methodology is appropriate for matching revenues and expenses. Adoption of the new method was not material to retained earnings at February 1, 1998, or to results of operations for the first quarter of fiscal 1998.

3.  CONSOLIDATION POLICY

The Company established two wholly-owned subsidiaries during the first quarter of fiscal 1998, Hastings Properties, Inc. and Hastings Internet, Inc. The consolidated financial statements present the results of Hastings
Entertainment, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

4.  SUBSEQUENT EVENTS

The Company completed an initial public offering as described in the Company's Registration Statement on Form S-1 (File no. 333-47969) as filed with the Securities and Exchange Commission and declared effective on June 11, 1998. The Company sold 3,084,000 shares of Common Stock, $.01 par value per share, at an offering price of $13.00 per share. In addition, 293,333 shares of Common Stock were sold by the estate of the Company's founder. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. The Common Stock is listed on The Nasdaq National Market under the symbol "HAST."

The Company plans to use the net proceeds from the offering to fund the opening of new superstores, the expansion and remodeling of existing superstores and for working capital and general corporate purposes. Upon receipt of the proceeds from the Company's June 1998 initial public offering, the

Company repaid approximately $36.8 million under the Facility. At June 30, 1998 the outstanding balance under Facility was approximately $3.4 million.

The stock redemption agreement with the estate of the Company's founder was terminated upon completion of the Company's initial public offering.

The Company effected a 5.059-for-1 stock split on June 4, 1998, the effects of which have been retroactively applied to the consolidated financial statements.

In May 1998, the Company incorporated a wholly-owned subsidiary, Hastings College Stores, Inc., and acquired a small college textbook store located in Stephenville, Texas. In July 1998 the Company reached agreement with Tarleton State University in Stephenville, Texas to operate the on-campus college bookstore. The Company will assume operation of the store in August 1998.

5.  MODIFICATION OF BORROWING ARRANGEMENT

On April 15, 1998, the Company amended its unsecured, $45.0 million Revolving Credit Facility (the "Facility") placed with a syndicate of banks. The amendment extends the termination date of the Facility from April 30, 1999 to June 30, 1999. All other terms and conditions remained unchanged. As of April 30, 1998, the outstanding balance under the Facility was $42.0 million. Other financing arrangements remained unchanged during the quarter. As of April 30, 1998, the Company is in compliance with all covenant and reporting requirements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Hastings is a multimedia entertainment retailer that combines the sale of books, music, software, periodicals, and videotapes with the rental of videotapes and video games in a superstore format. As of April 30, 1998, the Company operated 117 superstores averaging 21,200 square feet in small to medium-sized markets located throughout the Midwestern and Western United States. No new stores were opened in the fiscal quarter ending April 30, 1998.

SUMMARY OF STORE ACTIVITY

                                  First Quarter Ended        Year Ended
                                ------------------------    -------------
                                April 30,     April 30,     January 31,
                                   1998         1997           1998
                                ---------     ---------     -----------
Hastings Superstores:
Beginning number of stores          117           111            111
Openings                              -             1              8
Closings                              -             -             (2)
                                    ---           ---           ----
Ending number of stores             117           112            117
                                    ===           ===           ====

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's unaudited consolidated statements of income as a percentage of total revenues:

                                                        First Quarter Ended April 30,
                                                        -----------------------------
                                                         1998                   1997
                                                        ------                 ------

Merchandise revenue                                      79.2%                  78.5%
Video rental revenue                                     20.8                   21.5
                                                        -----                  -----
     Total revenues                                     100.0                  100.0

Merchandise cost of revenue                              70.8                   70.1
Rental video cost of revenue                             40.6                   36.3
                                                        -----                  -----
     Total cost of revenues                              64.6                   62.8
                                                        -----                  -----

     Gross profit                                        35.4                   37.2

Selling, general and administrative expenses             31.7                   33.9
New store expense                                         0.2                    0.2
                                                        -----                  -----
                                                         31.9                   34.1
                                                        -----                  -----

Operating income                                          3.5                    3.1

  Interest expense                                       (1.3)                  (1.2)
                                                        -----                  -----

     Income before income taxes                           2.2                    1.9

Income taxes                                              0.8                    0.7
                                                        =====                  =====
     Net income                                           1.3%                   1.2%
                                                        =====                  =====

Total revenues in the first quarter of fiscal 1998 increased $11.0 million, or 14.0% to $89.4 million from $78.4 million during the first quarter of fiscal 1997. Merchandise sales totaled $70.8 million in the first quarter of fiscal 1998, an increase of $9.3 million or 15.0%, from $61.6 million for the first quarter in fiscal 1997. Revenues in the first quarter of fiscal 1998 from the rental of videotapes rose $1.7 million or 10.0%, to $18.6 million from $16.9 million in the first quarter of fiscal 1997.

Comparable store sales increased by 9% for the first quarter of fiscal 1998. A store's revenue is included in the comparable store revenue growth calculation after it has been open for 60 weeks.

Total cost of revenues increased by $8.4 million or 17.1%, to $57.7 million in the first quarter of fiscal 1998, compared with $49.3 million in the first quarter of fiscal 1997. Gross profit as a percentage of revenues was 35.4% in the first quarter of 1998 versus 37.2% in the first quarter of 1997. Gross profit from merchandise sales increased to $20.7 million, or 29.2% of merchandise sales, compared to gross profit from merchandise sales of $18.4 million or 29.9% of merchandise sales for the first quarter of fiscal 1997. Management attributes the decrease in merchandise gross profit percentage to a slight increase in inventory shrinkage and other inventory cost adjustments.

Video rental gross profit increased to $11.0 million in the first quarter of fiscal 1998, an increase of $0.3 million or 2.5% compared to $10.7 million for the first quarter of fiscal 1997. The video rental gross profit percentage dropped from 63.7% in the first quarter of fiscal 1997 to 59.4% in the fiscal 1998 first quarter primarily as a result of lower margin rental video leasing arrangements that commenced in August 1997.

Selling, general and administrative expenses ("SG&A"), including pre-opening expenses related to new stores, totaled $28.5 million in the first quarter of fiscal 1998, versus $26.7 million in the first quarter of fiscal 1997. SG&A as a percentage of revenues dropped to 31.9% in the current year from 34.1% in the first quarter of the previous year. Management believes the primary factors contributing to this decrease in SG&A as a percentage of revenues were reduced overall advertising expenses, combined with on-going leverage of corporate overhead. Pre-opening expenses include labor, rent, utilities, supplies and certain other costs incurred prior to a superstore's opening. The Company expenses pre-opening costs as incurred.

Net interest expense was $1.2 million, or 1.3% of revenues, in the first quarter of fiscal 1998, versus $0.9 million, or 1.2% of revenues, in the first quarter of fiscal 1997. Income tax expense was $0.7 million, or 0.8% of revenues, in the first quarter of fiscal 1998, versus $0.6 million, or 0.7% of revenues, in the first quarter of fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, the opening of new superstores, and the expansion and refurbishment of existing superstores. The Company's primary sources of working capital are cash flow from operations, trade credit from vendors, proceeds from the Company's initial public offering of common stock described below and borrowings from its Revolving Credit Facility. As of April 30, 1998, the Company's total debt capacity consisted of $25.0 million of its unsecured Series A Senior Notes due 2003 and its $45.0 million Revolving Credit Facility.

Net cash used for operations for the first quarter of fiscal 1998 was $9.4 million, compared with net cash generated from operations of $10.1 million in the first quarter of fiscal 1997. The operating cash inflows for the first quarter of fiscal 1998 primarily reflect net income, depreciation, other non-cash expenses and changes in inventory totaling $14.0 million. Cash outflows for the first quarter of fiscal 1998 of $23.4 million were primarily a result of a significant decrease in trade accounts payable due to strategic buying and payment decisions made during the fourth quarter of 1997 and increased credit taken against vendor accounts payable for return of product during the first quarter of 1998.

Net cash used in investing activities for the first quarter of fiscal 1998 was $9.7 million, primarily related to the purchase of rental video tapes and the expansion of superstores, compared to $10.3 million in the first quarter of fiscal 1997. The Company opened no superstores in the first quarter of fiscal 1998, versus one superstore in the first quarter of fiscal 1997.

Net cash provided by financing activities in the first quarter of fiscal 1998 was $16.7 million, versus net cash used in financing activities of $2.0 million in the first quarter of fiscal 1997. Net cash provided by or used in financing activities results primarily from net borrowings or repayments under the Company's unsecured $45.0 million Revolving Credit Facility (the "Facility") placed with a syndicate of banks.

On April 15, 1998, the Company amended the Facility. The amendment extends the termination date of the Facility from April 30, 1999 to June 30, 1999. All other terms and conditions remained unchanged. As of April 30, 1999, the outstanding balance under the Facility was $42.0 million, and the Company is in compliance with all covenants and reporting requirements.

The Company completed an initial public offering as described in the Company's Registration Statement on Form S-1 (File no. 333-47969) as filed with the Securities and Exchange Commission and declared effective on June 11, 1998. The Company sold 3,084,000 shares of Common Stock, $.01 par value per share, at an offering price of $13.00 per share. In addition, 293,333 shares of Common Stock were sold by the estate of the Company's founder, a non-management shareholder of the Company. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. The Common Stock is listed on The Nasdaq National Market under the symbol "HAST."

The Company plans to use the net proceeds from the offering to fund the opening of new superstores, the expansion and remodeling of existing superstores and for working capital and general corporate purposes. Upon receipt of the proceeds from the Company's June 1998 initial public offering, the Company repaid approximately $36.8 million under the Facility. At June 30, 1998 the outstanding balance under the Facility was approximately $3.4 million.

The stock redemption agreement with the estate of the Company's founder was terminated upon completion of the Company's initial public offering.

Based upon the Company's current operating levels and superstore expansion plans, management believes net cash flows from operating activities, the $45.0 million Facility, the $25.0 million unsecured senior notes and the proceeds from the Company's June 1998 initial public offering will be sufficient to meet the Company's working capital and debt service payments and capital required to support management's superstore expansion program through January 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued several Statements of Financial Accounting Standards (SFAS's) that may impact the Company's accounting treatment and/or its disclosure obligations. The new SFAS's impacting the Company are as follows:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued in June 1997 and supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new rules change the manner in which operating segments are defined and reported externally to be consistent with the basis on which they are reported and evaluated internally. The new rules are effective for periods beginning after December 15, 1997. Adoption of this statement does not result in significant additional disclosure by the Company. However, the Company considers the anticipated initiation of the sale of products on its Web site to be a separate segment and when and if such operations are material will include the disclosure required by the statement.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. The statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption is not expected to have a material impact on the Company.

The American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5 in April 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The SOP is effective for financial statements for fiscal years beginning after December 15, 1998. The adoption will not have a material impact on the Company.

SEASONALITY AND INFLATION

As is the case with many retailers, a significant portion of the Company's revenues, and an even greater portion of its operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. As a result, a substantial portion of the Company's annual earnings has been, and will continue to be, dependent on the results of this quarter. The Company experiences reduced videotape rental in the Spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympics or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music and videotape titles, the cost of the new release or "best renter" titles, changes in comparable store revenue, competition, marketing programs, increases in the minimum wage, weather, special or unusual events and other factors that may affect retailers in general and the Company in particular.

The Company does not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on the Company's operating results to the extent such increases are not passed along to customers.

YEAR 2000 COMPLIANCE

Due to the recent development and implementation of its proprietary information system corporate infrastructure, the Company has taken measures to ensure its Year 2000 compliance. The Company believes its systems to be Year 2000 compliant and does not anticipate any material or adverse effect associated with the transition to the new millennium. The Company understands exposure for Year 2000 compliance extends beyond its own systems. During calendar years 1998 and 1999, the Company is requiring its major vendors to validate their Year 2000 compliance and compliance process. Upon completion of the process, each vendor is required to provide confirmation of its Year 2000 compliance. If a major vendor cannot prove its compliance, it is expected that the vendor will be removed as an authorized vendor of the Company and products will be obtained from alternative and compliant vendors.

STATEMENT REGARDING FORWARD-LOOKING DISCLOSURE

Certain of the statements set forth above are forward looking statements within the meaning of the Securities Exchange Act of 1934. Such statements are based upon management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described herein. The forward-looking statements set forth above are subject to the factors and uncertainties set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-47969) as filed with the Securities and Exchange Commission and declared effective on June 11, 1998.

PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 17, 1998, the Company completed an initial public offering of its Common Stock, $.01 par value, as described in the Company's Registration Statement on Form S-1 (File no. 333-47969) as filed with the Securities and Exchange Commission and declared effective on June 11, 1998. The Company sold 3,084,000 shares of Common Stock, $.01 par value per share, at an offering price of $13.00 per share or $11.79 net of underwriting discount and offering expenses. In addition, 293,333 shares of Common Stock were sold by a non-management shareholder of the Company. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. Underwriters for the shares of Common Stock offered were Salomon Smith Barney, A. G. Edwards & Sons, Inc. and Furman Selz. Proceeds to the Company were $36,363,560, net of estimated offering expenses. The Common Stock is listed on The Nasdaq National Market under the symbol "HAST."

Through June 30, 1998, the Company has used $36.8 million to repay outstanding indebtedness under its Revolving Credit Facility. At June 30, 1998, $3.4 million was outstanding under the Revolving Credit Facility.

The Company effected a 5.059-for-1 stock split on June 4, 1998, prior to the completion of its initial public offering, the effects of which have been retroactively applied to all share data in this report.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the Company was held on May 30, 1998, at which election of directors listed below was submitted to a vote of the stockholders with the voting results as indicated.

(1) Election of directors for a three-year term expiring at the Company's Year 2001 Annual Meeting of Shareholders:

     Nominee                   For               Against            Abstain
     -------                   ---               -------            -------
Ron  G. Stegall              7,617,189                 0             70,937
Peter A. Dallas              7,642,105             4,836             41,185
Craig R. Lenzsch             7,617,189                 0             70,937

Directors whose term of office continued after the meeting are Phillip Hill, Stephen S. Marmaduke, Leonard L. Berry, John H. Marmaduke, Gaines L. Godfrey and Jeffrey G. Shrader.


ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

a.  Listing of Exhibits

27.1     Financial Data Schedule

b. No report on Form 8-K was filed by the registrant during the fiscal quarter for which this report is filed.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant and as registrant's Principal Financial Officer, thereunto duly authorized:



                                    HASTINGS ENTERTAINMENT, INC.



DATE:  July 27, 1998                By: /s/ Dennis McGill
                                        ----------------------------------------
                                        Dennis McGill
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                          DESCRIPTION OF DOCUMENTS
------                          ------------------------
27.1          Financial Data Schedule