Form 10-Q
period 1998-07-31
HASTINGS ENTERTAINMENT INC
filed 1998-09-14
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

                                       OR

(   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES
         EXCHANGE ACTION OF 1934

For the transition period from __________________ to __________________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Number of shares outstanding of the issuer's common stock, as of September 1, 1998:

               Class                                     Shares Outstanding
--------------------------------------                 ------------------------
Common Stock, $.01 par value per share                       11,552,429

                          HASTINGS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

              Consolidated Balance Sheets as of July 31, 1998 and January 31, 1998                          3

              Consolidated Statements of Income for the Three Months ended
              July 31, 1998 and 1997 and the Six Months ended July 31, 1998 and 1997                        4

              Consolidated Statements of Cash Flows for the Six Months ended
              July 31, 1998 and 1997                                                                        5

              Notes to Consolidated Financial Statements                                                  6-7

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                  8-13

PART II - OTHER INFORMATION

     Item 2 - Changes in Securities and Use of Proceeds                                                    14

     Item 4 - Submission of Matters to a Vote of Security Holders                                          14

     Item 6 - Exhibits and Reports of Form 8-K                                                             14

SIGNATURE PAGE                                                                                             15

Index to Exhibits                                                                                          16


PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1998 AND JANUARY 31, 1998
                    (Dollars in thousands, except par value)

                                                                                     July 31, 1998     January 31, 1998
                                                                                    ----------------  -------------------
ASSETS                                                                                (Unaudited)
Current Assets:
     Cash and cash equivalents                                                           $   2,110           $   3,840
     Merchandise inventories                                                               129,002             126,835
     Other current assets                                                                    4,060               3,889
                                                                                         ---------           ---------
          Total current assets                                                             135,172             134,564

Property and equipment, net of accumulated depreciation
          of $82,793 and $78,863, respectively                                              81,797              80,703
Other assets
                                                                                                35                  31
                                                                                         ---------           ---------
                                                                                         $ 217,004           $ 215,298
                                                                                         =========           =========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current Liabilities:
     Current maturities of long-term debt                                                $  13,102           $     301
     Trade accounts payable                                                                 42,693              60,747
     Accrued expenses and other liabilities                                                 18,052              17,590
     Deferred income taxes                                                                     974               1,305
     Income taxes payable                                                                      712               3,428
                                                                                         ---------           ---------
          Total current liabilities                                                         75,533              83,371

Long term debt, excluding current maturities                                                22,062              51,311
Deferred income taxes                                                                          773                 898
Redemption value of common stock held by estate of Company's founder                           --                8,000

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                 --                   --
     Common stock, $.01 par value; 75,000,000 shares authorized; 11,794,400 and
        8,652,914 shares issued in 1998 and 1997, respectively; 11,607,212 and
        8,465,189 shares outstanding in 1998 and 1997, respectively
                                                                                               117                  87
     Additional paid-in capital                                                             37,535               1,654
     Retained earnings                                                                      83,168              80,168
     Treasury stock, at cost                                                                (2,184)             (2,191)
     Redemption value of common stock held by estate of Company's founder                      --               (8,000)
                                                                                         ---------           ---------
                                                                                           118,636              71,718
Commitments and contingencies                                                                  --                  --
                                                                                         $ 217,004           $ 215,298
                                                                                         =========           =========



          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JULY 31, 1998 AND 1997
                      (In thousands, except per share data)
                                   (Unaudited)



                                                              Three Months Ended July 31,      Six Months Ended July 31,
                                                               ------------------------        ------------------------
                                                                 1998            1997            1998            1997
                                                               --------        --------        --------        --------

Merchandise revenue                                            $ 71,688        $ 63,676        $142,522        $125,252
Video rental revenue                                             19,499          17,977          38,052          34,838
                                                               --------        --------        --------        --------
     Total revenues                                              91,187          81,653         180,574         160,090

Merchandise cost of revenue                                      48,312          42,800          98,491          85,973
Rental video cost of revenue                                      7,404           5,806          14,942          11,924
                                                               --------        --------        --------        --------
     Total cost of revenues                                      55,716          48,606         113,433          97,897
                                                               --------        --------        --------        --------

     Gross profit                                                35,471          33,047          67,141          62,193

Selling, general and administrative expenses                     31,003          29,533          59,376          56,127
Pre-opening expenses                                                536             431             695             564
                                                               --------        --------        --------        --------
                                                                 31,539          29,964          60,071          56,691
                                                               --------        --------        --------        --------

Operating income                                                  3,932           3,083           7,070           5,502

  Interest expense                                                  955           1,021           2,155           1,955
                                                               --------        --------        --------        --------

     Income before income taxes                                   2,977           2,062           4,915           3,547

Income taxes                                                      1,179             783           1,915           1,348

                                                               --------        --------        --------        --------
     Net income                                                $  1,798        $  1,279        $  3,000        $  2,199
                                                               ========        ========        ========        ========

Basic earnings per share                                       $   0.18        $   0.15        $   0.32        $   0.26
                                                               ========        ========        ========        ========

Diluted earnings per share                                     $   0.17        $   0.15        $   0.31        $   0.25
                                                               ========        ========        ========        ========

Weighted average number of common shares                         10,166           8,560           9,358           8,559
 outstanding--basic
Dilutive effect of stock options                                    191             222             210             228
                                                               --------        --------        --------        --------
Weighted average number of common shares
 outstanding--diluted                                            10,357           8,782           9,568           8,787
                                                               ========        ========        ========        ========







          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JULY 31, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)


                                                                            Six Months ended July 31,
                                                                         -----------------------------
                                                                            1998               1997
                                                                         ----------         ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                               $    3,000         $    2,199
Adjustments to reconcile net income to net cash
  provided by operations:
     Depreciation  and amortization                                          17,344             14,482
     Loss on rental videos lost, stolen and defective                         2,451              1,569
     Loss on disposal of other assets                                         2,037                  8
     Deferred income taxes                                                     (456)              --
Changes in operating assets and liabilities:
     Merchandise inventory                                                   (2,167)            (7,032)
     Other assets                                                              (175)               388
     Trade accounts payable, accrued expenses
        and other liabilities                                               (17,592)            10,408
     Income taxes payable                                                    (2,716)              (240)
                                                                         ----------         ----------
       Net cash provided by operations                                        1,726             21,782
                                                                         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and improvements                           (22,926)           (26,107)
                                                                         ----------         ----------
       Net cash used in investing activities                                (22,926)           (26,107)
                                                                         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility                                  182,400            129,850
Repayments under revolving credit facility                                 (198,600)          (128,450)
Principal payments under long-term debt and capital lease
   obligations                                                                 (248)              (153)
Proceeds from initial public offering                                        35,911               --
Dividends and treasury stock transactions                                         7               (145)
                                                                         ----------         ----------
       Net cash provided by financing activities                             19,470              1,102
                                                                         ----------         ----------

Net decrease in cash and cash equivalents                                    (1,730)            (3,223)

Cash and cash equivalents at beginning of period                              3,840              4,972
                                                                         ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $    2,110         $    1,749
                                                                         ==========         ==========





          See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim period. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year. The financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File no. 333-47969) as filed with the Securities and Exchange Commission and declared effective on June 11, 1998. The Company's fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding fiscal year. For example, the fiscal year ended January 31, 1999 is referred to as fiscal year 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of February 1, 1998, the Company adopted a new method of depreciation for its rental videos. Under this new method, the Company depreciates all rental videos on a straight-line basis to their estimated salvage value of $5. Videos identified as base stock (including the first four copies per store of hit titles) are depreciated over 36 months, and new releases (hit titles five copies per store and up) are depreciated over six months. The Company believes this accelerated methodology is appropriate for matching revenues and expenses. Adoption of the new method was not material to retained earnings at February 1, 1998, or to results of operations for the first six months of fiscal 1998.

3.  CONSOLIDATION POLICY

The Company established one wholly-owned subsidiary during the second quarter of fiscal 1998, Hastings College Stores, Inc. The Company had established two wholly-owned subsidiaries during the first quarter of fiscal 1998, Hastings Properties, Inc. and Hastings Internet, Inc. The consolidated financial statements present the results of Hastings Entertainment, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation

4.  MODIFICATION OF BORROWING ARRANGEMENT

On April 15, 1998, the Company amended its unsecured, $45.0 million Revolving Credit Facility (the "Facility") placed with a syndicate of banks. The amendment extended the termination date of the Facility from April 30, 1999 to June 30, 1999. All other terms and conditions remained unchanged. As of July 31, 1998, the outstanding balance under the Facility was $7.8 million. Other financing arrangements remained unchanged during the quarter.

5.  TERMINATION OF STOCK REDEMPTION AGREEMENT

The stock redemption agreement with the estate of the Company's founder was terminated upon completion of the Company's initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Hastings is a multimedia entertainment retailer that combines the sale of books, music, software, periodicals, and videotapes with the rental of videotapes and video games in a superstore format. As of July 31, 1998, the Company operated 123 superstores averaging 21,300 square feet in small to medium-sized markets located throughout the Midwestern and Western United States. The Company opened six new superstores in the fiscal quarter ending July 31, 1998.

SUMMARY OF STORE ACTIVITY


                                               Quarter Ended               Six Months Ended          Year Ended
                                           ----------------------        ----------------------      ----------
                                           July 31,       July 31,       July 31,      July 31,      January 31,
                                            1998           1997           1998           1997           1998
                                           -------        -------        -------        -------        -------
Hastings Superstores:
Beginning number of stores                     117            112            117            111            111
Openings                                         6              3              6              4              8
Closings                                        --             --             --             --             (2)
                                           -------        -------        -------        -------        -------
Ending number of stores                        123            115            123            115            117
                                           =======        =======        =======        =======        =======

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's unaudited consolidated statements of income as a percentage of revenues:


                                                               Three Months Ended July 31,      Six Months Ended July 31,
                                                               -------------------------        -------------------------
                                                                 1998             1997            1998             1997
                                                               --------         --------        --------         --------
Merchandise revenue                                                78.6%            78.0 %          78.9%            78.2 %
Video rental revenue                                               21.4             22.0            21.1             21.8
                                                               --------         --------        --------         --------
     Total revenues                                               100.0            100.0           100.0            100.0

Merchandise cost of revenue                                        67.4             67.2            69.1             68.6
Rental video cost of revenue                                       38.0             32.3            39.3             34.2
                                                               --------         --------        --------         --------
     Total cost of revenues                                        61.1             59.5            62.8             61.2
                                                               --------         --------        --------         --------

     Gross profit                                                  38.9             40.5            37.2             38.8

Selling, general and administrative expenses                       34.0             36.2            32.9             35.1
Pre-opening expenses                                                0.6              0.5             0.4              0.4
                                                               --------         --------        --------         --------
                                                                   34.6             36.7            33.3             35.4
                                                               --------         --------        --------         --------

Operating income                                                    4.3              3.8             3.9              3.4

Interest expense                                                    1.0              1.3             1.2              1.2
                                                               --------         --------        --------         --------

     Income before income taxes                                     3.3              2.5             2.7              2.2

Income taxes                                                        1.3              1.0             1.1              0.8
                                                               --------         --------        --------         --------

     Net income                                                     2.0%             1.6 %           1.7%             1.4 %
                                                               ========         ========        ========         ========

THREE MONTHS ENDED JULY 31, 1998 COMPARED TO THREE MONTHS ENDED JULY 31, 1997:

Total revenues in the three months ended July 31, 1998 increased $9.5 million, or 11.7%, to $91.2 million from $81.7 million during the three months ended July 31, 1997. Merchandise revenue for the three months ended July 31, 1998 totaled $71.7 million, an increase of $8.0 million or 12.6%, from $63.7 million for the three months ended July 31, 1997. Revenues from the rental of videotapes in the three months ended July 31, 1998 increased $1.5 million or 8.5%, to $19.5 million from $18.0 million in the three months ended July 31, 1997.

Comparable store revenues increased by 6% for the three months ended July 31, 1998, compared to the three months ended July 31, 1997. A store's revenue is included in the comparable store revenue growth calculation after it has been open for 60 weeks.

Total cost of revenues increased by $7.1 million, or 14.6%, to $55.7 million in the three months ended July 31, 1998, compared with $48.6 million in the three months ended July 31, 1997. Gross profit as a percentage of revenues was 38.9% in the three months ended July 31, 1998, compared to 40.5% in the three months ended July 31, 1997. Gross profit from merchandise revenue increased to $23.4 million, or 32.6% of merchandise revenue in the three months ended July 31, 1998, compared to gross profit from merchandise revenue of $20.9 million or 32.8% of merchandise revenue for the three months ended July 31, 1997. Management attributes the slight decrease in merchandise gross profit percentage to a slight reduction in vendor cost allowances and vendor display allowances.

Video rental gross profit in the three months ended July 31, 1998 decreased to $12.1 million from $12.2 million in the three months ended July 31, 1997. The video rental gross profit percentage decreased to 62.0% in the three months ended July 31, 1998 from 67.7% in the three months ended July 31, 1997, primarily as a result of lower margin rental video leasing arrangements that commenced in August 1997 and increased videotape shrinkage expense.

Selling, general and administrative expenses ("SG&A"), excluding pre-opening expenses related to new stores, totaled $31.0 million in the three months ended July 31, 1998, compared to $29.5 million in the three months ended July 31, 1997. SG&A, excluding pre-opening expenses related to new stores, as a percentage of revenues dropped to 34.0% in the three months ended July 31, 1998 from 36.2% in the three months ended July 31, 1997. The primary factors contributing to this decrease in SG&A as a percentage of revenues were lower corporate human resource costs related to deferred compensation and reduced overall advertising expenses. Pre-opening expenses increased slightly to $0.5 million in the three months ended July 31, 1998, from $0.4 million in the three months ended July 31, 1997. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening. The Company opened six new superstores in the three months ended July 31, 1998 and three new superstores the three months ended July 31, 1997.

Net interest expense was $1.0 million, or 1.0% of revenues, in the three months ended July 31, 1998, versus $1.0 million, or 1.3% of revenues, in the three months ended July 31, 1997. Income tax expense was $1.2 million, or 39.6% of net income before income taxes, in the three months ended July 31,1998, versus $0.8 million, or 38.0% of net income before taxes, in the three months ended July 31, 1997.

SIX MONTHS ENDED JULY 31, 1998 COMPARED TO SIX MONTHS ENDED JULY 31, 1997:

Total revenues in the six months ended July 31, 1998 increased $20.5 million, or 12.8%, to $180.6 million from $160.1 million during the six months ended July 31, 1997. Merchandise revenue totaled $142.5 million in the six months ended July 31, 1998, an increase of $17.3 million, or 13.8%, from $125.3 million for the six months ended July 31, 1997. Revenue from the rental of videotapes increased $3.2 million, or 9.2%, to $38.1 million in the six months ended July 31, 1998 from $34.8 million in the six months ended July 31, 1997.

Comparable store sales increased by 8% for the six months ended July 31, 1998, compared to the six months ended July 31, 1997. A store's revenue is included in the comparable store revenue growth calculation after it has been open for 60 weeks.

Total cost of revenues increased by $15.5 million, or 15.9%, to $113.4 million in the six months ended July 31, 1998, compared with $97.9 million in the six months ended July 31, 1997. Gross profit as a percentage of revenues was 37.2% in the six months ended July 31, 1998, compared to 38.8% in the six months ended July 31, 1997. Gross profit from merchandise revenue in the six months ended July 31, 1998 increased to $44.0 million, or 30.9% of merchandise revenue, compared to gross profit from merchandise revenue of $39.3 million, or 31.4% of merchandise revenue for the six months ended July 31, 1997. Management attributes the reduction in merchandise gross profit percentage to a slight increase in inventory shrinkage and a slight decrease in vendor cost allowances and vendor display allowances.

Video rental gross profit was $23.1 million in the six months ended July 31, 1998, an increase of $0.2 million, or 0.9%, compared to $22.9 million for the six months ended July 31, 1997. Video rental gross profit percentage decreased to 60.7% in the six months ended July 31, 1998 from 65.8% in the six months ended July 31, 1997. This margin reduction was primarily a result of lower margin rental video leasing arrangements that commenced in August 1997 and increased videotape shrinkage expense.

Selling, general and administrative expenses ("SG&A"), excluding pre-opening expenses related to new stores, totaled $59.4 million in the six months ended July 31, 1998, compared to $56.1 million in the six months ended July 31, 1997. SG&A, excluding pre-opening expenses related to new stores, as a percentage of revenues dropped to 32.9% in the six months ended July 31, 1998 from 35.1% in the six months ended July 31, 1997. The primary factors contributing to this decrease in SG&A as a percentage of revenues were lower corporate human resource costs related to deferred compensation, reduced overall advertising and product return expenses combined with on-going leverage of corporate overhead. Pre-opening expenses for the six months ended July 31, 1998, increased to $0.7 million from $0.6 million posted in the six months ended July 31, 1997. The Company opened six new superstores in the six months ended July 31, 1998, compared to four new superstores opened in the six months ended July 31, 1997. Pre-opening expenses include labor, rent, utilities, supplies and certain other costs incurred prior to a superstore's opening.

Net interest expense was $2.2 million, or 1.2% of revenues, in the six months ended July 31, 1998, compared to $2.0 million, or 1.2% of revenues, in the six months ended July 31, 1997. Income tax expense was $1.9 million, or 39.0% of net income before income taxes, in the six months ended July 31, 1998, compared to $1.3 million, or 38.0% of net income before income taxes, in the six months ended July 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, the opening of new superstores, and the expansion and refurbishment of existing superstores. The Company's primary sources of working capital are cash flow from operations, trade credit from vendors, proceeds from the Company's initial public offering of common stock described below and borrowings from its Revolving Credit Facility. As of July 31, 1998, the Company's total debt capacity consisted of $25.0 million of its unsecured Series A Senior Notes due 2003 and its unsecured $45.0 million Revolving Credit Facility.

Net cash provided by operations for the six months ended July 31, 1998 was $1.7 million, compared with net cash provided from operations of $21.8 million in the six months ended July 31, 1997. The primary operating cash inflows for the six months ended July 31, 1998 reflect net income and depreciation and other non-cash expenses. Operating cash outflows during the six months ended July 31, 1998 were primarily a result of a significant decrease in trade accounts payable due to strategic buying and payment decisions made during the fourth quarter of 1997 and increased credit for return of product during the first quarter of 1998.

Net cash used in investing activities for the six months ended July 31, 1998 was $22.9 million, primarily related to the purchase of rental video tapes and the expansion of superstores, compared to $26.1 million in the six months ended July 31, 1997. Primary components of the reduced investment for the period were reduced purchases of rental videos due to the leasing of rental videos through revenue sharing programs. The Company opened six superstores in the six months ended July 31, 1998, compared to four superstores opened in the six months ended July 31, 1997.

Net cash provided by financing activities in the six months ended July 31, 1998 was $19.5 million, compared to net cash provided by financing activities of $1.1 million in the six months ended July 31, 1997. Net cash provided by or used in financing activities results primarily from net borrowings or repayments under the Company's unsecured $45.0 million Revolving Credit Facility (the "Facility") and the proceeds from the Company's initial public offering.

During the six months ended July 31, 1998, the Company's net repayments under the Facility were $16.2 million. On April 15, 1998, the Company amended the Facility to extend the termination date of the Facility from April 30, 1999 to June 30, 1999. All other terms and conditions remained unchanged.

The Company completed an initial public offering as described in the Company's Registration Statement on Form S-1 (File no. 333-47969) as filed with the Securities and Exchange Commission and declared effective on June 11, 1998. Net proceeds after transaction costs from the initial public offering were $35.9 million as the Company sold 3,084,000 shares of Common Stock, $.01 par value per share, at an offering price of $13.00 per share. In addition, 293,333 shares of Common Stock were sold in the public offering by the estate of the Company's founder, a non-management shareholder of the Company. The Company did not receive any of the proceeds from the sale of shares by the selling shareholder. The Common Stock is listed on The Nasdaq National Market under the symbol "HAST."

The Company is using the net proceeds from the offering to fund the opening of new superstores, the expansion and remodeling of existing superstores and for working capital and general corporate purposes. At July 31, 1998, $7.8 million was outstanding under the under the Facility.

The stock redemption agreement with the estate of the Company's founder was terminated upon completion of the Company's initial public offering.

Based upon the Company's current operating levels and superstore expansion plans, management believes net cash flows from operating activities, the $45.0 million Facility, and the $25.0 million unsecured Series A Senior Notes will be sufficient to meet the Company's working capital requirements and to support management's superstore expansion program through January 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) recently issued several Statements of Financial Accounting Standards (SFAS's) that may impact the Company's accounting treatment and/or its disclosure obligations. The new SFAS's impacting the Company are as follows:

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued in June 1997 and supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." The new rules change the manner in which operating segments are defined and reported externally to be consistent with the basis on which they are reported and evaluated internally. The new rules are effective for periods beginning after December 15, 1997. Adoption of this statement does not result in significant additional disclosure by the Company. However, the Company considers the initiation of the sale of products on its Web site to be a separate segment and when and if such operations are material will include the disclosure required by the statement.

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

YEAR 2000 COMPLIANCE

Due to the recent development and implementation of its proprietary information system corporate infrastructure, the Company has taken measures to ensure its Year 2000 compliance. The Company believes its systems to be Year 2000 compliant and does not anticipate any material or adverse effect associated with the transition to the new millennium. The Company understands exposure for Year 2000 compliance extends beyond its own systems. During calendar years 1998 and 1999, the Company is requiring its major vendors to validate their Year 2000 compliance and compliance process. Upon completion of the process, each vendor is required to provide confirmation of its Year 2000 compliance. If a major vendor cannot prove its compliance, it is expected that the vendor will be removed as an authorized vendor of the Company and products will be obtained from alternative and compliant vendors, or will be converted to a manual system.

Most of the Company's expenditures on Year 2000 compliance were incurred as development expense on new systems between 1993 and 1996. Specific Year 2000 costs were absorbed in the conversion of each system as it was written and implemented. Currently, all systems are undergoing internal quality assurance testing. Mechanical systems such as HVAC, telecommunications, power supplies and thermostats are being checked individually, and with each manufacturer. Estimated additional costs for Year 2000 compliance are estimated to be less than $100,000, and will focus on testing, vendor compliance procedures, and potentially hiring workers to handle temporary, additional load from manual conversions. See "- Statements Regarding Forward-Looking Disclosure."

STATEMENTS REGARDING FORWARD-LOOKING DISCLOSURE

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

PART II - OTHER INFORMATION


ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS

On June 17, 1998, the Company completed an initial public offering of its Common Stock, $.01 par value, as described in the Company's Registration Statement on Form S-1 (File no. 333-47969) as filed with the Securities and Exchange Commission and declared effective on June 11, 1998. Through July 31, 1998, the Company incurred underwriting discounts and commissions of $2,806,440 and other costs, including charges for accountants, attorneys, printing, postage, travel, fees and other expenses, of $1.4 million related to the initial public offering. Proceeds to the Company were $35.9 million, net of offering expenses and underwriting discounts.

The Company used such proceeds from the initial public offering to repay outstanding indebtedness under its Revolving Credit Facility.

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



                                    HASTINGS ENTERTAINMENT, INC.



DATE:  September 12, 1998           By:   /s/  Dennis McGill
                                        -----------------------
                                        Dennis McGill
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION OF DOCUMENTS
------              ------------------------

27.1                Financial Data Schedule