Form 10-Q
period 1998-10-31
HASTINGS ENTERTAINMENT INC
filed 1998-12-15
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1998

                                       OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       SECURITIES EXCHANGE ACTION OF 1934

For the transition period from                    to
                               ------------------    -------------------

                        COMMISSION FILE NUMBER 000-24381

                          HASTINGS ENTERTAINMENT, INC.
             (Exact Name of Registrant as Specified in its Charter)

         TEXAS                                           75-1386375
(State or other jurisdiction of                        (IRS Employer
incorporation or organization)                       Identification No.)

         3601 PLAINS BOULEVARD, SUITE 1, AMARILLO, TEXAS       79102
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

Number of shares outstanding of the issuer's common stock, as of December 11, 1998:

              Class                                   Shares Outstanding
--------------------------------------         -------------------------------
Common Stock, $.01 par value per share                    11,552,718

                          HASTINGS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements
              Consolidated Balance Sheets as of October 31, 1998 and January 31, 1998                       3

              Consolidated Statements of Income for the Three Months ended October 31,
              1998 and 1997 and the Nine Months ended October 31, 1998 and 1997                             4

              Consolidated Statements of Cash Flows for the Nine Months ended
              October 31, 1998 and 1997                                                                     5

              Notes to Consolidated Financial Statements                                                  6-7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                  8-14

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports of Form 8-K                                                             15

SIGNATURE PAGE                                                                                             16

INDEX TO EXHIBITS                                                                                          17

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      OCTOBER 31, 1998 AND JANUARY 31, 1998
                    (Dollars in thousands, except par value)


                                                                               October 31, 1998   January 31, 1998
                                                                             ------------------   -----------------
ASSETS                                                                          (Unaudited)
Current Assets:
     Cash and cash equivalents                                                  $      3,133      $      3,840
     Merchandise inventories                                                         153,661           126,835
     Other current assets                                                              3,446             3,889
                                                                                ---------------   -----------------
          Total current assets                                                       160,240           134,564

Property and equipment, net of accumulated depreciation
          of $90,820 and $78,863, respectively                                        84,031            80,703
Other assets                                                                              22                31
                                                                                ---------------   -----------------
                                                                                $    244,293      $    215,298
                                                                                ===============   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                       $     24,863      $        301
     Trade accounts payable                                                           59,646            60,747
     Accrued expenses and other liabilities                                           15,965            17,590
     Deferred income taxes                                                               725             1,305
     Income taxes payable                                                                579             3,428
                                                                                ---------------   -----------------
          Total current liabilities                                                  101,778            83,371

Long term debt, excluding current maturities                                          21,946            51,311
Deferred income taxes                                                                    582               898
Redemption value of common stock held by estate of Company's founder                      --             8,000


Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none
        issued                                                                            --                --
     Common stock, $.01 par value; 75,000,000 shares authorized; 11,736,922 and 8,652,914 shares issued in 1998 and 1997, respectively; 11,552,718
        and 8,465,189 shares outstanding in 1998 and 1997, respectively                  117                87
     Additional paid-in capital                                                       37,535             1,654
     Retained earnings                                                                84,486            80,168
     Treasury stock, at cost                                                          (2,151)           (2,191)
     Redemption value of common stock held by estate of Company's founder                 --            (8,000)
                                                                                ---------------   -----------------
                                                                                     119,987            71,718
Commitments and contingencies                                                             --                --
                                                                                ---------------   -----------------
                                                                                $    244,293      $    215,298
                                                                                ===============   =================


          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
          THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                      (In thousands, except per share data)
                                   (Unaudited)


                                                   Three Months Ended October 31,           Nine Months Ended October 31,
                                                 -----------------------------------     -----------------------------------
                                                       1998                 1997               1998                1997
                                                 ---------------     ---------------     ---------------     ---------------
Merchandise revenue                              $        72,786     $        62,717     $       215,308     $       187,968
Rental video revenue                                      18,836              17,803              56,888              52,641
                                                 ---------------     ---------------     ---------------     ---------------
     Total revenues                                       91,622              80,520             272,196             240,609

Merchandise cost of revenue                               49,056              42,861             147,546             128,953
Rental video cost of revenue                               7,399               7,242              22,342              19,046
                                                 ---------------     ---------------     ---------------     ---------------
     Total cost of revenues                               56,455              50,103             169,888             147,999
                                                 ---------------     ---------------     ---------------     ---------------

     Gross profit                                         35,167              30,417             102,308              92,610

Selling, general and administrative expenses              31,590              28,931              90,966              85,056
Pre-opening expenses                                         647                 203               1,342                 768
                                                 ---------------     ---------------     ---------------     ---------------
                                                          32,237              29,134              92,308              85,824
                                                 ---------------     ---------------     ---------------     ---------------

Operating income                                           2,930               1,283              10,000               6,786

Interest expense                                             746               1,138               2,901               3,093
                                                 ---------------     ---------------     ---------------     ---------------

     Income before income taxes                            2,184                 145               7,099               3,693

Income taxes                                                 866                  55               2,781               1,404
                                                 ---------------     ---------------     ---------------     ---------------
     Net income                                  $         1,318     $            90     $         4,318     $         2,289
                                                 ===============     ===============     ===============     ===============

Basic earnings per share                         $          0.11     $          0.01     $          0.43     $          0.27
                                                 ===============     ===============     ===============     ===============

Diluted earnings per share                       $          0.11     $          0.01     $          0.42     $          0.26
                                                 ===============     ===============     ===============     ===============

Weighted average number of common shares
outstanding--basic                                        11,553               8,500              10,060               8,539
Dilutive effect of stock options                              70                 228                 140                 231
                                                 ---------------     ---------------     ---------------     ---------------
Weighted average number of common shares
outstanding--diluted                                      11,623               8,728              10,200               8,770
                                                 ===============     ===============     ===============     ===============

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED OCTOBER 31, 1998 AND 1997
                             (Dollars in thousands)
                                   (Unaudited)



                                                                                   Nine Months ended October 31,
                                                                               -------------------------------------
                                                                                      1998                1997
                                                                                ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $         4,318      $         2,289
Adjustments to reconcile net income to net cash provided by operations:
     Depreciation  and amortization                                                      27,005               23,607
     Loss on rental videos lost, stolen and defective                                     2,843                2,008
     Loss on disposal of other assets                                                       195                  171
     Deferred income taxes                                                                 (896)                   1
Changes in operating assets and liabilities:
     Merchandise inventory                                                              (26,826)             (19,568)
     Other assets                                                                           452                 (451)
     Trade accounts payable, accrued expenses
        and other liabilities                                                            (2,726)              14,460
     Income taxes payable                                                                (2,849)              (1,337)
                                                                                ---------------      ---------------
       Net cash provided by operations                                                    1,516               21,180
                                                                                ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and improvements                                       (33,371)             (38,362)
                                                                                ---------------      ---------------
       Net cash used in investing activities                                            (33,371)             (38,362)
                                                                                ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility                                              226,500              210,450
Repayments under revolving credit facility                                             (231,271)            (195,421)
Principal payments under long-term debt and capital lease
   obligations                                                                              (32)               1,743
Proceeds from initial public offering                                                    35,911                   --
Dividends and treasury stock transactions                                                    40               (1,416)
                                                                                ---------------      ---------------
       Net cash provided by financing activities                                         31,148               15,356
                                                                                ---------------      ---------------

Net decrease in cash and cash equivalents                                                  (707)              (1,826)

Cash and cash equivalents at beginning of period                                          3,840                4,972
                                                                                ---------------      ---------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         3,133      $         3,146
                                                                                ===============      ===============


          See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim period. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year. The financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File no. 333-47969) as filed with the Securities and Exchange Commission and declared effective on June 11, 1998. The Company's fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding fiscal year. For example, the fiscal year ended January 31, 1999 is referred to as fiscal year 1998.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

As of February 1, 1998, the Company adopted a new method of depreciation for its rental video assets. Under this new method, the Company depreciates all rental videos on a straight-line basis to their estimated salvage value of $5. Copies of video titles identified as base stock (the first four copies per store of each title) are depreciated over 36 months, and additional copies of each title (all videotapes which represent copies five and up of each title at each store) are depreciated over six months. The Company believes this accelerated methodology is appropriate for matching revenue and expense. Adoption of the new method was not material to retained earnings at February 1, 1998, or to results of operations for the first nine months of fiscal 1998.

Options to purchase 1,706,132 shares of common stock were outstanding at October 31, 1998 but were not included in the quarter or year-to-date computations of diluted EPS because the option exercise prices were greater than or equal to the average market price of the common shares.

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

On April 15, 1998, the Company amended its unsecured, $45.0 million Revolving Credit Facility (the "Facility") placed with a syndicate of banks. The amendment extended the termination date of the Facility from April 30, 1999 to June 30, 1999. All other terms and conditions remained unchanged. As of October 31, 1998, the outstanding balance under the Facility was $19.4 million. Other financing arrangements remained unchanged during the quarter.

5.  TERMINATION OF STOCK REDEMPTION AGREEMENT

The stock redemption agreement with the estate of the Company's founder was terminated upon completion of the Company's initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Hastings is a multimedia entertainment retailer that combines the sale of books, music, software, periodicals, and videotapes with the rental of videotapes and video games in a superstore format. As of October 31, 1998, the Company operated 128 superstores averaging 21,200 square feet in small to medium-sized markets located throughout the Midwestern and Western United States. The Company opened five new superstores in the fiscal quarter ended October 31, 1998.

SUMMARY OF STORE ACTIVITY

                                          Quarter Ended                 Nine Months Ended         Year Ended
                                   ---------------------------    -----------------------------  -------------
                                    October 31,     October 31,     October 31,    October 31,    January 31,
                                        1998           1997            1998            1997           1998
                                    -------------   -----------    --------------  -------------  -------------
Hastings Superstores:
Beginning number of stores                    123           115               117            111            111
Openings                                        5             2                11              6              8
Closings                                        -             -                 -              -             (2)
                                    -------------   -----------    --------------  -------------  -------------
Ending number of stores                       128           117               128            117            117
                                    =============   ===========    ==============  =============  =============

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's unaudited consolidated statements of income as a percentage of revenues:


                                                Three Months Ended October 31,           Nine Months Ended October 31,
                                             -----------------------------------        -------------------------------
                                                   1998               1997                   1998             1997
                                             -----------------   ---------------        ---------------   -------------
Merchandise revenue                                       79.4%             77.9%                  79.1%           78.1%
Rental video revenue                                      20.6              22.1                   20.9            21.9
                                             -----------------   ---------------        ---------------   -------------
     Total revenues                                      100.0             100.0                  100.0           100.0

Merchandise cost of revenue                               67.4              68.3                   68.5            68.6
Rental video cost of revenue                              39.3              40.7                   39.3            36.2
                                             -----------------   ---------------        ---------------   -------------
     Total cost of revenues                               61.6              62.2                   62.4            61.5
                                             -----------------   ---------------        ---------------   -------------

     Gross profit                                         38.4              37.8                   37.6            38.5

Selling, general and administrative expenses              34.5              35.9                   33.4            35.4
Pre-opening expenses                                       0.7               0.3                    0.5             0.3
                                             -----------------   ---------------        ---------------   -------------
                                                          35.2              36.2                   33.9            35.7
                                             -----------------   ---------------        ---------------   -------------

Operating income                                           3.2               1.6                    3.7             2.8

Interest expense                                           0.8               1.4                    1.1             1.3
                                             -----------------   ---------------        ---------------   -------------

     Income before income taxes                            2.4               0.2                    2.6             1.5

Income taxes                                               1.0               0.1                    1.0              .5
                                             -----------------   ---------------        ---------------   -------------

     Net income                                            1.4%              0.1%                   1.6%            1.0%
                                             =================   ===============        ===============   =============

THREE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1997:

Total revenues increased $11.1 million, or 13.8%, to $91.6 million in the three months ended October 31, 1998, from $80.5 million during the three months ended October 31, 1997. Merchandise revenue in the quarter ended October 31, 1998 totaled $72.8 million, an increase of $10.1 million or 16.1%, from $62.7 million for the quarter ended October 31, 1997. Rental video revenue for the three months ended October 31, 1998 increased $1.0 million, or 5.8%, to $18.8 million from $17.8 million in the three months ended October 31, 1997.

Comparable store revenues increased by 6% for the three months ended October 31, 1998, compared to the three months ended October 31, 1997. A store's revenue is included in the comparable store revenue growth calculation after it has been open for 60 weeks.

Total cost of revenues increased by $6.4 million to $56.5 million in the three months ended October 31, 1998, compared with $50.1 million in the three months ended October 31, 1997. Gross profit as a percentage of revenues was 38.4% in the three months ended October 31, 1998, compared to 37.8% for the same period in fiscal 1997. Gross profit from merchandise revenue increased to $23.7 million, or 32.6% of merchandise revenue in the three months ended October 31, 1998, compared to gross profit from merchandise revenue of $19.9 million or 31.7% of merchandise revenue for the three months ended October 31, 1997. Management attributes the improvement in merchandise gross profit percentage to strategic buying decisions, increased efficiencies in the distribution of product and improvement in inventory control procedures.

Rental video gross profit increased to $11.4 million in the three months ended October 31, 1998, from $10.6 million in the three months ended October 31, 1997. Rental video gross profit as a percentage of rental video revenue improved to 60.7% of rental video revenue in the three months ended October 31, 1998 from 59.3% in the three months ended October 31, 1997. Management attributes the improvement in rental video margin primarily to reduced videotape inventory shrinkage and improved terms of its rental video leasing agreements as revised in August 1998.

Selling, general and administrative expenses ("SG&A"), excluding pre-opening expenses related to new stores, totaled $31.6 million in the three months ended October 31, 1998, compared to $28.9 million in the three months ended October 31, 1997. SG&A, excluding pre-opening expenses related to new stores, as a percentage of revenues decreased to 34.5% of total revenues in the three months ended October 31, 1998 from 35.9% in the three months ended October 31, 1997. The primary factors contributing to this decrease in SG&A as a percentage of revenues were lower corporate human resource costs related to deferred compensation and reduced overall net advertising. Pre-opening expenses increased to $0.6 million in the three months ended October 31, 1998 from $0.2 million in the three months ended October 31, 1997. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening. The Company opened five new superstores in the three months ended October 31, 1998 compared to two new superstores opened in the three months ended October 31, 1997.

Interest expense decreased to $0.7 million, or 0.8% of revenues, in the three months ended October 31, 1998, versus $1.1 million, or 1.4% of revenues, in the three months ended October 31, 1997. The decline in interest expense was due to lower average borrowing levels. Income tax expense was $0.9 million, or 39.7% of income before income taxes, in the three months ended October 31,1998, versus $0.1 million, or 37.9% of income before taxes, in the three months ended October 31, 1997.

NINE MONTHS ENDED OCTOBER 31, 1998 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1997:

Total revenues increased $31.6 million, or 13.1%, to $272.2 million in the nine months ended October 31, 1998 from $240.6 million during the nine months ended October 31, 1997. Merchandise revenue totaled $215.3 million in the nine months ended October 31, 1998, an increase of $27.3 million, or 14.5%, from $188.0 million in the nine months ended October 31, 1997. Rental video revenue increased $4.2 million, or 8.1%, to $56.9 million for the nine months ended October 31, 1998 from $52.6 million for the nine months ended October 31, 1997.

Comparable store sales increased by 7% for the nine months ended October 31, 1998, compared to the nine months ended October 31, 1997. A store's revenue is included in the comparable store revenue growth calculation after it has been open for 60 weeks.

Total cost of revenues increased by $21.9 million to $170.0 million for the nine months ended October 31, 1998, compared with $148.0 million for the nine months ended October 31, 1997. Gross profit as a percentage of revenues was 37.6% in the nine months ended October 31, 1998, compared to 38.5% in the nine months ended October 31, 1997. Gross profit from merchandise revenue in the nine months ended October 31, 1998 increased to $67.8 million, or 31.5% of merchandise revenue, compared to gross profit from merchandise revenue of $59.0 million, or 31.4% of merchandise revenue in the three months ended October 31, 1997. Management attributes the slight increase in merchandise gross profit percentage to modest reductions in the cost of certain music and software products.

Rental video gross profit was $34.5 million in the nine months ended October 31, 1998, an increase of $0.9 million compared to $33.6 million for the nine months ended October 31, 1997. Rental video gross profit as a percentage of rental video revenue decreased to 60.7% in the nine months ended October 31, 1998 from 63.8% in the nine months ended October 31, 1997. The reduction in margin is primarily due to the Company's rental video leasing program in effect from August 1997 through August 1998.

SG&A, excluding pre-opening expenses related to new stores, totaled $91.0 million in the nine months ended October 31, 1998, compared to $85.1 million in the nine months ended October 31, 1997. SG&A, excluding pre-opening expenses related to new stores, as a percentage of revenues decreased to 33.4% in the nine months ended October 31, 1998 from 35.4% in the nine months ended October 31, 1997. The primary factors contributing to this decrease in SG&A as a percentage of revenues were lower corporate human resource costs related to deferred compensation, reduced overall advertising combined with on-going leverage of corporate overhead. Pre-opening expenses increased to $1.3 million in the nine months ended October 31, 1998 from $0.8 million posted in the nine months ended October 31, 1997. The Company opened eleven new superstores in the nine months ended October 31, 1998, compared to six new superstores opened in the nine months ended October 31, 1997.

Interest expense was $2.9 million, or 1.1% of revenues, in the nine months ended October 31, 1998, compared to $3.1 million, or 1.3% of revenues, in the nine months ended October 31, 1997. This decline in interest expense is due to lower average borrowing levels and lower average interest rates. Income tax expense was $2.8 million, or 39.2% of income before income taxes, in the nine months ended October 31, 1998, compared to $1.4 million, or 38.0% of income before income taxes, in the nine months ended October 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, the opening of new superstores, and the expansion and refurbishment of existing superstores. The Company's primary sources of working capital are cash flow from operations, trade credit from vendors, proceeds from the Company's initial public offering of common stock described below and borrowings from its Revolving Credit Facility. As of October 31, 1998, the Company's total debt capacity consisted of $25.0 million of unsecured Series A Senior Notes due 2003 and its unsecured $45.0 million Revolving Credit Facility.

Net cash provided by operations for the nine months ended October 31, 1998 was $1.5 million, compared with net cash provided from operations of $21.1 million in the nine months ended October 31, 1997. The primary operating cash inflows for the nine months ended October 31, 1998 reflect net income and depreciation and other non-cash expenses. The increase in comparable operating cash outflows during the nine months ended October 31, 1998 was primarily a result of a significant decrease in trade accounts payable due to strategic buying and payment decisions made during the fourth quarter of 1997, increased credit for return of product during the first quarter of 1998, and an increase in inventory due to the fact that the Company opened eleven superstores in the nine months ended October 31, 1998, compared to six superstores opened in the nine months ended October 31, 1997.

Net cash used in investing activities for the nine months ended October 31, 1998 was $33.4 million, primarily related to the purchase of rental video tapes, the opening of new superstores and the expansion of superstores, compared to $38.4 million in the nine months ended October 31, 1997. The decrease in cash used in investing activities for the comparable nine month periods is due to lower levels of rental video tape purchases due to leased video programs that commenced in August of 1997 which offset the increase in capital expenditures related to the opening and expansion of superstores.

Net cash provided by financing activities in the nine months ended October 31, 1998 was $31.1 million, compared to net cash provided by financing activities of $15.4 million in the nine months ended October 31, 1997. The increase in net cash provided by financing activities resulted primarily from the proceeds of the Company's initial public offering described below.

During the nine months ended October 31, 1998, the Company's net repayments under the Facility were $4.8 million. On April 15, 1998, the Company amended the Facility to extend the termination date from April 30, 1999 to June 30, 1999, all other terms and conditions remained unchanged. As of October 31, 1998, the outstanding balance under the Facility was $19.4 million.

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

Based upon the Company's current operating levels and superstore expansion plans, management believes net cash flows from operating activities, the $45.0 million Facility, and the $25.0 million unsecured Series A Senior Notes will be sufficient to meet the Company's capital requirements through January 2000.

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

SEASONALITY AND INFLATION

As is the case with many retailers, a significant portion of the Company's revenues, and an even greater portion of its operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. As a result, a substantial portion of the Company's annual earnings has been, and will continue to be, dependent on the results of this quarter. The Company experiences reduced videotape rental in the Spring because customers generally spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympics or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music and videotape titles, the cost of the new release or "best renter" titles, changes in comparable store revenue, competition, marketing programs, increases in the minimum wage, weather, special or unusual events and other factors that may affect retailers in general and the Company in particular.

The Company does not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on the Company's operating results to the extent such increases are not passed along to customers.

YEAR 2000 COMPLIANCE

The Year 2000 issue is primarily the result of Information Technology, ("IT"), and non-IT systems of various kinds, using a two digit format rather than a four digit format to define a specific year. For example, "98" to represent the calendar year 1998, as opposed to a four digit format "1998." Such systems will be unable to accurately interpret or process dates beyond the year 1999, which could cause a system failure, or other computer errors, and result in a disruption of the system(s).

State of Readiness:

Hastings has established an internally staffed project team to address Year 2000 issues. These issues include:

         1. Software compliance within Hastings enterprise systems;
         2. Compliance within internal IT and non-IT operating systems and application programs purchased from outside entities;
         3. Business risks regarding potential failure of vendor's and supplier's systems and services.

Hastings' Year 2000 plan addresses the Year 2000 issues in multiple phases, including:

         1. An inventory of Hastings' systems and equipment that may be vulnerable to Year 2000 issues;
         2. Assessment of systems and equipment to determine risks associated with their failure to be Year 2000 compliant;
         3. Testing of systems, equipment and their components to determine if they are Year 2000 compliant;
         4. Implementation of a change within the system or equipment, or the replacement of the system or equipment;
         5. A census and assessment of business partner's state of readiness;
         6. Contingency planning to assess worst case scenarios.

Inventories, assessment and testing of Year 2000 compliance have been substantially completed for all Hastings' internal and external IT systems, hardware and operating systems. Most of Hastings' internal IT systems have been developed and implemented since 1994, with a goal of implementation including Year 2000 compliance. Two internal systems were identified that contained potential risks, one of these has been completely replaced and the other was previously scheduled for replacement in early 1999. Two external systems were found to be non-compliant, both systems were previously scheduled to be replaced in the first quarter of 1999. Mechanical systems such as HVAC, telecommunications, power supplies and thermostats are being checked individually and with each manufacturer.

Hastings is tracking the Year 2000 compliance status of its vendors and suppliers using a census and tracking system provided by the National Retail Federation, of which the Company is a member. Vendor and service provider Year 2000 compliance status is being determined by means of a survey being conducted by the National Retail Federation. Contingency plans are in place for any vendor which fails to provide compliance certification by June 1999, or which subsequently demonstrates a failure in product delivery systems. If a major vendor cannot prove its compliance, it is expected that the vendor will be removed as an authorized vendor of the Company and products obtained from alternative and compliant vendors, or the vendor will be converted to a manual system.

Risks of Hastings' Year 2000 issues:

Hastings is in the process of determining its contingency plans which will include the identification of its most likely worst case scenarios. Currently, the most likely source of risk to Hastings would be the failure of a critical vendor, such as a wholesale distributor, to be able to provide product for which Hastings has no alternative supplier.

While the Company believes its Year 2000 projects will be completed on a timely basis, failure to successfully complete significant portions of its Year 2000 program could have a material adverse effect on various phases of the Company's retail operation, and therefore on its operating results and financial condition. Also, there can be no assurances that IT and non-IT systems of third parties that the Company may rely upon will be Year 2000 compliant in a timely manner, and therefore the Company could be adversely affected by failure of a significant third party to become Year 2000 compliant. Possible consequences of Year 2000 issues causing business interruption include, but are not limited to, loss of communications links with certain store locations, inability to process transactions, send purchase orders, or engage in similar normal business activities. In addition, since there is no uniform definition of Year 2000 compliance, not all situations can be anticipated.

Contingency Plans:

Hastings is preparing its contingency plans to identify the most likely worst case scenarios, and the proper response to each. Preliminary plans are being reviewed, and primarily revolve around responses to a failure in one or more business partner's ability to provide products or services. Comprehensive contingency plans are scheduled for review during the first quarter of 1999.

Costs:

Most of the Company's expenditures on Year 2000 compliance were incurred as development expense on new systems between 1993 and 1996. Specific Year 2000 costs were absorbed in the conversion of each system as it was written and implemented. Hastings does not expect the additional costs associated with its Year 2000 efforts to be material. Hastings expects that assessment and planning costs to be absorbed in normal operations, and potential implementation costs for manually initiating orders, receiving goods and processing invoices in its contingency plans to be less than $100,000. See "- Statements Regarding Forward-Looking Disclosure."

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



                                  HASTINGS ENTERTAINMENT, INC.



DATE:  December 14, 1998          By:   /s/  Dennis McGill
                                     ---------------------------
                                     Dennis McGill
                                     Vice President, Chief Financial Officer,
                                     Treasurer and Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENTS
-------                    ------------------------
27.1           Financial Data Schedule