Form 10-K405
period 1999-01-31
HASTINGS ENTERTAINMENT INC
filed 1999-05-03
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
ACT OF 1934

       For the fiscal year ended January 31, 1999
                                               OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE
ACT OF 1934

       For the transition period from __________________ to __________________

                        COMMISSION FILE NUMBER: 000-24381

                          HASTINGS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                              75-1386375
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                              Identification No.)

3601 PLAINS BOULEVARD, AMARILLO, TEXAS                             79102
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code: (806) 351-2300

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value per share             Nasdaq National Market
          (Title of Class)                (Name of Exchange on which registered)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [ ]

Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $61,000,000 based upon the closing market price of $12.50 per share of Common Stock on the Nasdaq National Market as of April 16, 1999.

Number of shares of $.01 par value Common Stock outstanding as of April 16, 1999: 11,623,912

                               (Cover page 1 of 2)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.


                               (Cover page 2 of 2)

                          HASTINGS ENTERTAINMENT, INC.
                          1998 FORM 10-K ANNUAL REPORT

                                      INDEX


                                                                                                           PAGE
                                                                                                           ----

PART I
Item 1.     Business.............................................................................            4
Item 2.     Properties...........................................................................           13
Item 3.     Legal Proceedings....................................................................           14
Item 4.     Submission of Matters to a Vote of Security Holders..................................           14

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................           15
Item 6.     Selected Financial Data..............................................................           16
Item 7.     Management's Discussion and Analysis of Financial Condition and
                Results of Operations............................................................           18
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................           25
Item 8.     Financial Statements and Supplementary Data..........................................           26
Item 9.     Changes in and Disagreements with Accountants on Accounting and
                Financial Disclosure.............................................................           45

PART III
Item 10.    Directors and Executive Officers of the Registrant...................................           46
Item 11.    Executive Compensation...............................................................           46
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................           46
Item 13.    Certain Relationships and Related Transactions.......................................           46

Part IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................           47

                                     PART I

ITEM 1.     BUSINESS

General

     Hastings Entertainment, Inc. (the Company) is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes and DVDs with the rental of videocassettes, video games and DVDs in a superstore format. As of April 30, 1999, the Company operated 131 superstores in small to medium-sized markets located in 19 states primarily in the Western and Midwestern United States. The Company also operates a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. The Company had total revenues of $324 million, $358 million and $399 million in fiscal 1996, 1997 and 1998, respectively. References herein to fiscal years are to the twelve month periods which end in January of the following calendar year. For example, the twelve month period ending January 31, 1999 is referred to as fiscal 1998.

     The Company's business strategy is to continue its growth and increase its profitability through the continued expansion of its superstore operations. In 1998, the Company opened twelve new superstores, increased selling square footage from approximately 2,081,000 square feet to approximately 2,388,000 square feet and attained comparable-store revenue growth of 5.5%. The Company intends to continue this growth in the future by opening approximately 48 superstores in the next two years and continuing its ongoing store expansion and remodeling programs.

     In addition to superstore growth, the Company recently announced plans for a May 1999 launch of www.gohastings.com, its new e-commerce Internet Web site. Customers will have the ability to electronically access more than 10 million new and used entertainment products and unique, contemporary gifts and toys. In addition, the site will feature exceptional product and pricing offers, including best-selling books at up to 50% off list price and improved search capabilities. The enhanced Web site will be the successor to the Company's existing Web site at www.hastingsentertainment.com, one of the largest fully integrated multimedia entertainment e-commerce Internet Web sites offering a broad selection of entertainment products to the electronic global marketplace at competitive Internet prices.

     The Company established and operated three wholly owned subsidiaries during fiscal 1998. Hastings Properties, Inc. and Hastings Internet, Inc. were established in the first quarter of fiscal 1998. Hastings College Stores, Inc. was established in the second quarter of fiscal 1998.

Business Strategy

     The Company's goal is to enhance its position as a leading multimedia entertainment retailer by expanding existing stores, opening new stores in selected markets and offering its products through the Internet. Each element of the Company's business strategy is designed to build consumer awareness of the Hastings concept and achieve high levels of customer loyalty and repeat business. The key elements of this strategy are the following:

     Superior Multimedia Concept. The Company's superstores present a wide variety of products tailored to local preferences in a dynamic and comfortable store atmosphere with exceptional service. The Company's superstores average approximately 21,200 square feet, with its new stores ranging in size from 12,000 to 35,000 square feet. The Company's superstores offer customers an extensive product assortment consisting of approximately 20,000 to 40,000 book, 15,000 to 30,000 music, 1,000 to 2,000 software, 1,000 to 2,000 periodical,
5,000 to 10,000 videocassette and 1,000 to 2,000 complementary and accessory titles for sale. In addition, customers can select from 400 to 800 DVD titles for sale and rent and 12,000 to 20,000 videocassette and video game selections for rent. Although the superstores' core product assortment tends to be similar, the merchandise mix of each of the Company's superstores is tailored to accommodate the particular demographic profile of the local market in which the superstore operates through the utilization of the Company's proprietary purchasing and inventory management systems. The Company believes that its multimedia format reduces its reliance on and exposure to any particular entertainment segment and enables the Company to promptly add exciting new entertainment categories to its product line.

     Small to Medium-Sized Market Superstore Focus. The Company targets small to medium-sized markets with populations of 25,000 to 150,000 in which its extensive product selection, low pricing strategy, efficient operations and superior customer service enable it to become the market's destination entertainment store. The Company believes that the small to medium-sized markets where it operates the majority of its superstores present an opportunity to profitably operate and expand the Company's unique entertainment superstore format. These markets typically are underserved by existing book, music or video stores, and competition generally is limited to locally owned specialty stores or single-concept entertainment retailers. The Company bases its merchandising strategy for its superstores on an in-depth understanding of its customers and its individual markets. The Company strives to optimize each superstore's merchandise selection by using its proprietary information systems to analyze the sales history, anticipated demand and demographics of each superstore's market. In addition, the Company utilizes flexible layouts that enable each superstore to arrange its products according to local interests and to customize the layout in response to new customer preferences and product lines.

     Customer-Oriented Superstore Format. The Company designs its superstores to provide an easy-to-shop, open store atmosphere by offering major product categories in a "store-within-a-store" format. Most of the Company's superstores utilize product-category boutiques positioned around a wide racetrack aisle that is designed to allow customers to view the entire superstore. This store configuration produces significant cross-marketing opportunities among the various entertainment departments, which the Company believes results in higher transaction volumes and impulse purchases. To encourage browsing and the perception of Hastings as a community gathering place, the Company has incorporated amenities in many superstores, such as chairs for reading, complimentary gourmet coffees, music auditioning stations, interactive information kiosks, telephones for free local calls, children's play areas and in-store promotional events.

     Cost-Effective Operations. The Company is committed to controlling costs in every aspect of its operations while maintaining its customer-oriented philosophy. From 1993 to 1997, the Company spent $12.8 million to develop and implement proprietary information, purchasing, distribution and inventory control systems that position the Company to continue to grow profitably. These systems enhance profitability by enabling the Company to respond actively to customers' changing desires and to rapid shifts in local and national market conditions. The Company's 100,000 square-foot distribution center, which adjoins its corporate offices in Amarillo, Texas, provides the Company with improved store in-stocks, efficient product cross-docking and centralized returns processing.

     Low Pricing. The Company's pricing strategy at its superstores is to offer value to its customers by maintaining prices that are competitive with or lower than the lowest prices charged by other retailers in the market. The Company determines its prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. The Company believes that its low pricing structure results in part from (i) its ability to purchase directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) its proprietary information systems that enable management to make more precise and targeted purchases for each superstore, and
(iii) its consistent focus on maintaining low occupancy and operating costs.

     Internet. In May 1999, the Company will launch its new e-commerce Internet Web site, www.gohastings.com. The Company's new site will enable customers to electronically access more than 10 million new and used entertainment products and unique, contemporary gifts and toys. The new site will feature exceptional product and pricing offers, including best selling books at up to 50% off list price and dramatically improved search capabilities. The enhanced Web site will be the successor to www.hastingsentertainment.com, one of the largest fully integrated multimedia entertainment e-commerce Internet Web sites offering a broad selection of entertainment products to the electronic global marketplace at competitive Internet prices.

Expansion Strategy

     Selling Square Footage. With the relatively recent completion of its corporate infrastructure, the Company is positioned to accelerate its growth strategy. The Company has identified as potential locations for future superstores over 500 under-served, small to medium-sized markets that meet its new-market criteria. It plans to open approximately 48 superstores over the next two years in certain of those markets for a total of approximately 170 superstores (net of closings) by the end of fiscal 2000. In addition to opening new superstores, the Company plans to continue expanding and remodeling its existing stores. Between new store openings and store expansions, the Company anticipates increasing its selling square footage of approximately 2,388,000 by more than 40% by the end of fiscal 2000. The Company believes that with its current information systems and distribution capabilities, its infrastructure can support its anticipated rate of growth for at least the next four years.

Merchandising

    The Company is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes and DVDs with the rental of videocassettes, video games and DVDs. By offering a broad array of products within several distinct but complementary categories, the Company strives to appeal to a wide range of customers and position its superstores as destination entertainment stores in its targeted small to medium-sized markets.

    Superstore Product Selection. Although all Hastings superstores carry a similar core product assortment, the merchandise mix of book, music, software, videotape and video game selections of each superstore is tailored continually to accommodate the particular demographic profile of the local market in which the superstore operates. The Company accomplishes this customization through its proprietary purchasing and inventory management system. The purchasing system analyzes historic consumer purchasing patterns at each individual superstore to forecast customer demand for new releases and anticipate seasonal changes in demand. In addition, the Company's inventory management process continually monitors product sales and videotape rentals to identify slow-moving books, music, software and sale videotapes for return to vendors and rental videotapes for sale or transfer to other superstores. The Company believes that this ability to customize the inventory and manage slow-moving products in each of its superstores ensures a customer-driven product selection that maximizes profitability.

    The Company's superstores offer an extensive selection of items in each of its entertainment categories. The typical Hastings superstore offers for sale approximately 20,000 to 40,000 book, 15,000 to 30,000 music, 1,000 to 2,000 software, 1,000 to 2,000 periodical, 5,000 to 10,000 videocassette and 1,000 to 2,000 complementary and accessory titles for sale. In addition, customers can select from 400 to 800 DVD titles for sale and rent and 12,000 to 20,000 videocassette and video game selections for rent. New releases and special offerings in each entertainment product category are prominently displayed and arranged by product category.

    In addition to its primary product lines, the Company continually adds new product offerings to better serve its customers. Products for sale in these categories include promotional t-shirts, licensed plush toys, greeting cards, used compact discs, audio books and consumables, including soft drinks, chips, popcorn and candy. Accessory items for sale include blank videocassettes, video cleaning equipment and audio cassette and compact disc carrying cases. Many of these products generate impulse purchases and produce higher margins. The rental of video cassette, video game players and DVD players is provided as a service to Hastings customers.

Marketing

    Low Pricing. The Company's pricing strategy at its superstores is to offer value to its customers by maintaining prices that are competitive with or lower than the lowest prices charged by other retailers in the market. The Company determines its prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. The Company believes that its low pricing structure results in part from (i) its ability to purchase directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) its proprietary information systems that enable management to make more precise and targeted purchases for each superstore, and
(iii) its consistent focus on maintaining low occupancy and operating costs.

    Customer Service. The Company is committed to providing the highest level of customer service to increase customer loyalty. The Company devotes significant resources to associate training and measuring customer satisfaction. All Hastings superstore associates undergo training when hired and are required to participate in frequent training programs. The Company's ongoing customer service program, "Quality Service Everytime," empowers every superstore associate to utilize the Company's flexible return and refund policies to resolve any customer problem. The Company believes that these programs, together with the Company's low pricing strategy and superstore amenities, such as reading chairs, complimentary coffees, and free local telephone calls to permit customers to confirm their entertainment selections with family and friends, are important components of the customer service the Company provides.

    Advertising/Promotion. The Company participates in cooperative advertising programs and merchandise display allowance programs offered by its vendors. The Company's advertising programs are market-focused and emphasize the price competitiveness, extensive product assortment and comfortable atmosphere of the Company's superstores. The Company benefits from market display allowances provided by vendors because of its superstores' high traffic volume and its effective display implementation. The Company utilizes radio, television, newspaper and direct-mail advertising and in-store point-of-sale promotional materials.

Information System

    The Company believes that its proprietary purchasing and information management system provides a significant competitive advantage over other entertainment retailers by enabling it to manage its inventory at every stage, from the shipment of products to their placement in superstores and, if appropriate, to their transfer to other superstores or return to vendors. The Company's information system is designed to provide operating and cost efficiencies and furnish flexibly formatted, timely financial information.

    The Company's expert information system is built upon a multi-tiered, distributed processing architecture and was designed with the latest in client/server tools. All locations are connected using a wide-area network that allows interchange of current information. The primary components of the information system are as follows:

    New Release Allocation. The Company's buyers use the new release allocation system to purchase new release products for the superstores. Its buyers have the ability within the system to utilize up to 15 different methods of forecasting demand. By using store-specific sales history, factoring in specific market traits, applying sales curves for similar titles or groups of products and minimizing subjectivity and human emotion for a transaction, the system customizes purchases for each individual superstore to satisfy customer demand. The process provides the flexibility to allow store management to anticipate customer needs, including tracking missed sales and factoring in regional influences. The Company believes that the new release allocation system enables the Company to increase revenues by having the optimum levels and selection of products available in each superstore at the appropriate time to satisfy customers' entertainment needs.

    Rental Video Asset Purchasing System. The Company's rental video asset purchasing system uses store-specific performance on individual rental videotape titles to anticipate customer demand for new release rental videotapes. The primary method of purchasing analyzes the first eight weeks' performance of a similar title and factors in the effect of such influences as seasonal trends, box office draw and prominence of the movie's cast to customize an optimum inventory for each individual superstore. The system also allows for the customized purchasing of other catalog rental video assets on an individual store basis. The Company believes that its rental video asset purchasing system allows The Company to efficiently plan and stock each superstore's rental video asset inventory, thereby improving performance and reducing exposure from excess inventory.

     Store Replenishment. Store replenishment covers three main areas for controlling a superstore's inventory.

        Selection Management. Selection management constantly analyzes store-specific sales, traits and seasonal trends to determine title selection and inventory levels for each individual superstore. By forecasting annual sales of products and consolidating recommendations from store management, the system enables the Company to identify overstocked or understocked items to prompt required store actions and optimize inventory levels. The system tailors each store's individual inventory to the market utilizing over 2,000 product categories.

        Model Stock Calculation/Ordering. Model stock calculation uses store-specific sales, seasonal trends and sophisticated curve fitting to forecast orders. It also accounts for turnaround time from a vendor or the Company's distribution center and tracks historical missed sales to adjust orders to adequately fulfill sales potential. Orders are currently calculated on a weekly basis and transmitted by all superstores to the corporate office to establish a source vendor for the product.

        Inventory Management. Inventory management systems interface with other store systems and accommodate electronic receiving and returns to maintain accurate perpetual inventory information. Cycle counting procedures allow the Company to perform all physical inventory functions, with the Company counting each superstore's inventory up to four times per year. The system provides immediate feedback on any variances, and the system provides several research tools to assist in controlling inventory.

    Store Systems. Each superstore has a dedicated server within the store for processing information connected through a wide area network. This connectivity provides consolidation of individual transactions and allows store management and corporate office associates easy access to the information needed to make informed decisions. Transactions at the store are summarized and used to assist in staff scheduling, loss prevention and inventory control. All point of sale transactions utilize scanning technology allowing for maximum customer efficiency at checkout. The Company also utilizes an automated system for scheduling store management and sales associates. This system was developed to assist in controlling personnel costs while maintaining desired levels of customer service by preventing over-scheduling or under-scheduling sales, stocking and customer service associates.

    Accounting. The Company's financial accounting software has a flexible, open-systems architecture. The Company prepares a variety of daily management reports covering store and corporate performance. Detailed financial information for each superstore, as well as for the distribution center and the corporate office, are generated on a monthly basis. The Company's payroll, accounts payable, cash control and tax functions are performed in-house.

    Warehouse Management. The Company's warehouse management systems provide support for high-volume retail transactions, including shipments, receipts and returns to vendors. Software to perform these functions was customized through a joint effort of the Company's purchasing, distribution and information systems departments. The warehouse system incorporates exact cube sizes of product containers, utilizing flow-through racks and technologically advanced conveyor systems.

Distribution and Suppliers

    The Company's distribution center is strategically located in a 100,000 square foot facility adjacent to its corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable the Company to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 15,000 products offered in substantially every superstore. The distribution center also is used in distributing large purchases, including forward buys, close-outs and other bulk purchases. In addition, the distribution facility is used to receive, process and ship items to be returned to manufacturers and distributors, as well as to transfer and redistribute videotapes among the Company's superstores. This facility currently provides inventory to all Hastings superstores and is designed to be capable of providing distribution to over 250 superstores without significant additional investment. The Company ships products weekly to each Hastings superstore, facilitating quick and responsive inventory replenishment. Approximately 15% of the Company's total product, based on store receipts, is distributed through the distribution center. Approximately 85% of the Company's total product is shipped directly from the vendors to the superstores. The Company outsources all product transportation from its distribution center to various freight companies.

    The Company's information systems and corporate infrastructure facilitate the Company's ability to purchase products directly from manufacturers, which contributes to its low pricing structure. In fiscal 1998, the Company purchased the majority of its products directly from manufacturers, rather than through distributors. The Company's top three suppliers accounted for approximately 22% of the Company's total products purchased during fiscal 1998. While selections from a particular artist or author generally are produced by a single manufacturer, the Company strives to maintain supplier relationships that can provide alternate sources of supply. In general, the Company's products are returnable to the supplying vendor.

Store Operations

    Each Hastings superstore employs one store manager and one or more assistant store managers. Store managers and assistant store managers are responsible for the execution of all operational, merchandising and marketing strategies for the superstore in which they work. Superstores also generally have department managers, who are individually responsible for their respective book, music, software, video, customer service and stocking departments within each superstore.

     Hastings superstores are generally open daily from 10:00 a.m. to 11:00 p.m. However, several superstores are open 9:00 a.m. to 11:00 p.m. or 10:00 a.m. to 10:00 p.m. The only days that the Company's superstores are closed are Thanksgiving and Christmas.

Competition

     The entertainment retail industry is highly competitive. The Company competes with a wide variety of book retailers, music retailers, software retailers, Internet retailers and retailers that rent or sell videocassettes, including independent single store operations, local multi-store operators, regional and national chains, as well as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, warehouse clubs, record clubs, other retailers and various non-commercial sources such as libraries. With regard to its videocassette sales and rental video products in particular, the Company competes with cable, satellite and pay-per-view cable television systems. In addition, continuing technological advances that enhance the ability of consumers by home computer through the Internet or telephonic transmission to shop at home or access, produce and print written works or record music digitally could provide competition to the Company in the future.

     The Company competes in most of its markets with either national entertainment retailers or significant retailers of general merchandise or both. The Company competes in its sale of books with retailers such as Barnes & Noble, Inc., Borders Group, Inc., Walden Books and B. Dalton Bookseller. The Company competes in its sale of music with music retailers, such as The Wherehouse, Inc., Camelot Music, Inc., Transworld Entertainment and Musicland Stores Corporation, and consumer electronics stores, including Best Buy and Circuit City. The Company's principal competitors in the sale and rental of videocassettes are Blockbuster Video and Hollywood Entertainment Corp. In addition, the Company competes in the sale of books, music and videocassettes and the rental of videocassettes and video games with local entertainment retailers and significant retailers of general merchandise, such as Wal-Mart. Over the past 18 months, retailers such as Amazon.com, Inc., Barnes & Noble, Inc., CDNOW, Inc. and Hollywood Entertainment, Inc., have increased their retail sales of entertainment products, such as books and music, via the Internet, and the Company anticipates that additional traditional competitors of the Company will compete soon via the Internet as well. The Company competes with other entertainment retailers on the basis of title selection, the number of copies of popular selections available, store location, visibility and pricing.

Trademarks and Servicemarks

     The Company believes its trademarks and servicemarks, including the servicemarks "Hastings Books Music Video," "Hastings, Your Entertainment Superstore" and "Hastings Entertainment," have significant value and are important to its marketing efforts. The Company has registered "Hastings Books Music Video" and "Hastings, Your Entertainment Superstore" as servicemarks with the United States Patent and Trademark Office and is in the process of registering "Hastings Entertainment". The Company maintains a policy of pursuing registration of its principal marks and opposing any infringement of its marks.

Associates

    The Company refers to its employees as associates because of the critical role they play in the success of each Hastings superstore and the Company as a whole. As of January 31, 1999, the Company employed approximately 5,730 associates. Of this number, approximately 5,300 were employed at retail superstores, 160 were employed at the Company's distribution center and 270 were employed at the Company's corporate offices. None of the Company's associates are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its associates are good.

Directors, Executive Officers and Committees

    Set forth below is information concerning the executive officers and directors of the Company:

               NAME                       AGE                  POSITION
               ----                       ---                  --------
      John H. Marmaduke(1)............    52      Chairman of the Board, President and
                                                  Chief Executive Officer
      Phillip G. Hill.................    36      Senior Vice President, Chief Operating
                                                  Officer and Director
      Dennis McGill...................    50      Vice President of Finance, Chief
                                                  Financial Officer, Treasurer and Secretary
      Robert A. Berman................    50      Vice President of Store Operations
      Michael Woods...................    37      Vice President of Information Systems
      Leonard L. Berry(2).............    56      Director
      Peter A. Dallas(3)..............    63      Director
      Gaines L. Godfrey(1)(3).........    65      Director
      Craig R. Lentzsch(2)............    50      Director
      Stephen S. Marmaduke............    48      Director
      Jeffrey G. Shrader(1)(2)........    48      Director
      Ron G. Stegall(1)(3)............    51      Director

(1) Member of the Executive Committee.

(2) Member of the Compensation Committee.

(3) Member of the Audit Committee.

    The Company's Articles of Incorporation provide that the Board of Directors is divided into three classes, designated by the Company as Class I, Class II and Class III. Each class of directors consists of three directors who serve for a one, two or three year period or until their successors are elected and qualified. Thereafter, directors serve staggered three-year terms. Accordingly, Phillip G. Hill, Stephen S. Marmaduke and Leonard L. Berry presently hold office as Class II Directors until the 1999 annual shareholders meeting; John H. Marmaduke, Gaines L. Godfrey and Jeffrey G. Shrader presently hold office as Class I Directors until the 2000 annual shareholders meeting; and Ron G. Stegall, Peter A. Dallas and Craig R. Lentzsch presently hold office as Class III Directors until the 2001 annual shareholders meeting.

    All executive officers are chosen by the Board of Directors and serve at the Board's discretion.

    JOHN H. MARMADUKE has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company's former parent company, Western, from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart. Mr. Marmaduke also serves on the board of directors of the Video Software Dealers Association (VSDA). Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 29 years.

    PHILLIP G. HILL has served as Chief Operating Officer of the Company since May 1996 and as Senior Vice President of the Company since October 1992. Mr. Hill was elected a Director of the Company in December 1996. From January 1990 to October 1992, Mr. Hill served as Vice President of Store Operations of the Company. From January 1988 to January 1990, Mr. Hill served as Director of Administration of the Company. From April 1986 to January 1988, Mr. Hill served as a District Manager of the Company. Prior to joining the Company, Mr. Hill served as Director of Operations for Gateway Books Inc., a 120-store chain of bookstores, and Director of Store Operations of Hallmark Card Shops based in Knoxville, Tennessee.

    DENNIS MCGILL has served as Vice President of Finance, Chief Financial Officer, Treasurer and Secretary of the Company since November 1995. From March 1994 to October 1995 Mr. McGill served as a financial consultant to the toy manufacturing, bedding and waste management industries. From December 1989 to February 1994, Mr. McGill served as President and Chief Executive Officer of the Bed Outlet, an 18-store bedroom furniture retailer in California. From August 1986 to December 1989, Mr. McGill served as the Senior Vice President -- Finance and Chief Financial Officer of San Francisco-based Lewis Galoob Toys, Inc., a New York Stock Exchange-listed, international toy manufacturing company.

    ROBERT A. BERMAN has served the Company as Vice President of Store Operations since January 1997. From June 1995 to January 1997, Mr. Berman was self-employed in the financial services industry. From January 1989 to June 1995, Mr. Berman served as Vice President and Senior Vice President of Store Operations for Builders Square, Inc., a chain of 185 building material superstores. At Builders Square, Inc., Mr. Berman was responsible for store operations, store planning and design, purchasing and construction.

    MICHAEL WOODS has served as Vice President of Information Systems of the Company since October 1992. From August 1990 to October 1992, Mr. Woods served as Director of Microsystems for the Company, focusing on store systems development. From October 1989 to August 1990, Mr. Woods served as a programming specialist and analyst for the Company.

     LEONARD L. BERRY has served as a director of the Company since March 1994. Dr. Berry has served as a Professor of Marketing and the Director of the Center for Retailing Studies in the College of Business Administration at Texas A&M University since January 1982. Dr. Berry holds the J.C. Penney Chair of Retailing Studies at Texas A&M, a position awarded in January 1991. From July 1986 to July 1987, Dr. Berry served as the National President of the American Marketing Association. Dr. Berry also serves as a director of CompUSA and of Lowe's Companies, Inc. and as a public member of the Council of Better Business Bureaus. He is the author of the 1999 book, "Discovering the Soul of Service", and many other business publications.

     PETER A. DALLAS has served as a director of the Company since October 1991 and its predecessor since 1970. Mr. Dallas is an officer in the Commercial Banking Group with Bank of America, N.A.. Mr. Dallas has served as an officer of Bank of America, N.A. and its predecessors, NationsBank, N.A., Boatmen's First National Bank of Amarillo and The First National Bank of Amarillo, since 1965.

    GAINES L. GODFREY has served as a director of the Company since October 1991. Mr. Godfrey has been associated with Godfrey Ventures in the field of financial consulting, including evaluations, financing, underwriting, purchases and sales in a wide range of industries, since 1982 . From 1973 to 1982, Mr. Godfrey was Vice President, Finance for Mesa Petroleum Co.

     CRAIG R. LENTZSCH has served as a director of the Company since April 1994. Mr. Lentzsch is President and Chief Executive Officer of Greyhound Lines, Inc. a position held since November 1994. On March 16, 1999, Greyhound merged with and became a wholly owned subsidiary of Laidlaw, Inc. Mr. Lentzsch has served as a director of Greyhound since August 1994. From November 1994 to April 1995, Mr. Lentzsch also served as Chief Financial Officer of Greyhound. From August 1992 to November 1994, Mr. Lentzsch was employed by Motor Coach Industries International, Inc., where he served as Executive Vice President and Chief Financial Officer. Mr. Lentzsch is a member of the Board of Directors of the American Bus Association, the Intermodal Transportation Institute, The Great American Stations Foundation and Enginetech, Inc.

     STEPHEN S. MARMADUKE has served as a director of the Company since October 1991. From 1978 to September 1992, Mr. Marmaduke served as Vice President of Purchasing for Western. Mr. Marmaduke is the brother of the President and Chief Executive Officer of the Company, John H. Marmaduke, and a son of the late founder of Western, Sam Marmaduke.

     JEFFREY G. SHRADER has served as a director of the Company since October 1992. Mr. Shrader has served as a shareholder in the law firm of Sprouse, Smith & Rowley, P.C. in Amarillo, Texas since January 1993.

     RON G. STEGALL has served as a director of the Company since May 1996. Mr. Stegall is the founder and has served as the Chief Executive Officer of Arlington Equity Partners, Inc. since January 1992. Mr. Stegall is also the founder of BizMart, Inc. and from October 1987 to December 1991 served as Chief Executive Officer of Bizmart. For more than 16 years prior to 1987, Mr. Stegall was employed by Tandy Corporation/Radio Shack Division, serving as Senior Vice President from 1983 to 1987 and Vice President from 1979 to 1983. Mr. Stegall currently serves as Chairman of the Board of InterTAN, Inc. and as a director of O'Sullivan Industries, Inc. and Gadzooks, Inc.

     The Company has an Executive Committee, an Audit Committee and a Compensation Committee. The Audit Committee and the Compensation Committee consist solely of independent directors. The Executive Committee has the authority, between meetings of the Board of Directors, to take all actions with respect to the management of the Company's business that require action by the Board of Directors, except with respect to certain specified matters that by law must be approved by the entire Board of Directors. The Audit Committee is responsible for (i) reviewing the scope of, and the fees for, the annual audit,
(ii) reviewing with the independent auditors the corporate accounting practices and policies and recommending to whom reports should be submitted within the Company, (iii) reviewing with the independent auditors their final report, (iv) reviewing with internal and independent auditors overall accounting and financial controls and (v) being available to the independent auditors during the year for consultation purposes. The Compensation Committee recommends the compensation of the officers of the Company and performs other similar functions and recommends grants of options under the Company's stock option plans for consideration by the Board of Directors. Messrs. J. Marmaduke, Godfrey, Shrader and Stegall serve on the Executive Committee; Messrs. Godfrey, Dallas and Stegall serve on the Audit Committee; and Messrs. Berry, Lentzsch and Shrader serve on the Compensation Committee.

ITEM 2.     PROPERTIES

     As of January 31, 1999, the Company operated 129 superstores in 18 states located as indicated in the following table:

              NAME OF STATE                                                              NUMBER OF STORES
              -------------                                                              ----------------
              Arkansas...............................................................            7
              Arizona................................................................            7
              Colorado...............................................................            3
              Iowa...................................................................            1
              Idaho..................................................................            7
              Indiana................................................................            2
              Kansas.................................................................            7
              Kentucky...............................................................            1
              Missouri...............................................................            8
              Montana................................................................            5
              Nebraska...............................................................            4
              New Mexico.............................................................           13
              Oklahoma...............................................................           11
              Tennessee..............................................................            4
              Texas..................................................................           38
              Utah...................................................................            3
              Washington.............................................................            6
              Wyoming................................................................            2
                                                                                               ---
              Total..................................................................          129

     The Company leases sites for all of its superstores. These sites typically are located in pre-existing, stand-alone buildings or strip shopping centers. The Company's primary market areas are small and medium-sized communities with populations typically ranging from 25,000 to 150,000. The Company has developed a systematic approach using its site selection criteria to evaluate and identify potential sites for new superstores. Key demographic criteria for Company superstores include community population, community and regional retail sales, personal and household disposable income levels, education levels, median age, and proximity of colleges or universities. Other site selection factors include current competition in the community, visibility, available parking, ease of access and other neighbor tenants. To maintain its low occupancy costs, the Company typically concentrates on leasing existing locations that have been operated previously by other retailers.

     The Company actively manages its existing stores and from time to time closes under-performing stores.

     The terms of the Company's superstore leases vary considerably. The Company strives to maintain maximum location flexibility by entering into leases with short initial terms and multiple short-term extension options. The Company has been able to enter into leases with these terms in part because it generally bears a substantial portion of the cost of preparing the site for a superstore. The following table sets forth as of January 31, 1999 the number of superstores that have current lease terms that will expire during each of the following fiscal years and the associated number of superstores for which the Company has options to extend the lease term:

                                                                       NUMBER OF STORES        OPTIONS
                                                                       ----------------        -------
         Fiscal Year 1999.........................................            12                  7
         Fiscal Year 2000.........................................            14                 13
         Fiscal Year 2001.........................................             7                  7
         Fiscal Year 2002.........................................            19                 17
         Fiscal Year 2003.........................................            21                 21
         Thereafter...............................................            56                 55
                                                                             ---                ---
         Total....................................................           129                120

     The Company has not experienced any significant difficulty renewing or extending leases on a satisfactory basis.

     The Company's headquarters and distribution center are located in Amarillo, Texas in a leased facility consisting of approximately 50,600 square feet for office space and 100,000 square feet for the distribution center. The leases for this property terminate in September 2000, and the Company has the option to renew these leases through March 2008.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements.

     The Company sold 26 of its mall stores in fiscal 1993 and its remaining 16 mall stores in fiscal 1994. The operating results of these mall stores are included in the financial results of the Company until their sale. In fiscal 1996, the Company established a reserve of $2.5 million ($1.6 million after-tax charge) to cover potential losses related to certain mall store leases that were sold to Camelot Music, Inc., which filed for bankruptcy protection in August 1996. In fiscal 1997, the reserve was reduced to $1.5 million, and $734,000 was included in Gain on sale of mall stores in the accompanying consolidated financial statements. In fiscal 1998, the Company was released from any contingent liability on the remaining leases by order of a U.S. Bankruptcy Court. Accordingly, the Company reduced the remaining $1.5 million reserve to zero as of January 31, 1999, thereby increasing after tax net income and diluted earnings per share for fiscal 1998 by $.9 million and $.08 per share, respectively.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 1998.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on the Nasdaq National Market on June 12, 1998 under the symbol "HAST." The following table sets forth for the fiscal periods indicated the high and low closing market prices of the Company's Common Stock as reported on the Nasdaq National Market.

                                                         HIGH         LOW
                                                        -------     -------
1998:
Second Quarter (June 12, 1998 to July 31, 1998)         $14.000     $11.000
Third Quarter                                           $12.000     $ 8.000
Fourth Quarter                                          $19.125     $10.250

     As of April 16, 1999, there were approximately 3,500 holders of the Company's Common Stock, including 282 shareholders of record, and 11,623,912 shares of Common Stock outstanding.

     The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, restrictions in current and future credit agreements and the operating and financial condition of the Company, among other factors. The Company presently expects to retain its earnings to finance the expansion and further development of its business. There can be no assurance that the Company will pay a dividend in the future.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto that appear elsewhere in this report.

                                                                              Fiscal Year
                                          -----------------------------------------------------------------------------------
                                             1994               1995             1996              1997              1998
                                          -----------       -----------       -----------       -----------       -----------
INCOME STATEMENT DATA:
Merchandise revenue                       $   197,311       $   232,463       $   251,934       $   283,026       $   319,667
Rental video revenue                           57,603            66,449            72,357            74,739            79,001
                                          -----------       -----------       -----------       -----------       -----------
Total revenues                                254,914           298,912           324,291           357,765           398,668
Merchandise cost of revenue                   141,910           166,202           183,614           194,359           219,546
Rental video cost of revenue(1)                17,323            23,839            22,298            26,546            49,139
                                          -----------       -----------       -----------       -----------       -----------
Total cost of revenues                        159,233           190,041           205,912           220,905           268,685
Gross profit                                   95,681           108,871           118,379           136,860           129,983
Selling, general and administrative            80,480            88,278           103,479           118,566           125,611
expenses
Development expenses                            2,811             2,791             2,421                --                --
Pre-opening expenses                               --               165               404             1,071             1,474
                                          -----------       -----------       -----------       -----------       -----------
Operating income                               12,390            17,637            12,075            17,223             2,898
Interest expense, net                            (718)           (2,588)           (3,585)           (4,228)           (3,727)
Gain (loss) on sale of mall stores(2)           4,080                --            (2,500)              734             1,454
Other, net                                        148               221               126               139               232
                                          -----------       -----------       -----------       -----------       -----------
Income before income taxes                     15,900            15,270             6,116            13,868               857
Income taxes                                    6,090             5,875             2,320             5,270               392
                                          -----------       -----------       -----------       -----------       -----------
Net income (1) (2)                        $     9,810       $     9,395       $     3,796       $     8,598       $       465
                                          ===========       ===========       ===========       ===========       ===========
Diluted earnings per share                $      1.14       $      1.09       $      0.43       $      0.98       $      0.04
                                          ===========       ===========       ===========       ===========       ===========
Weighted average common shares                  8,614             8,635             8,757             8,736            10,592
outstanding-- diluted  basis
OTHER DATA:
Depreciation and Amortization(3)          $    20,860       $    26,998       $    28,535       $    33,576       $    55,301
Capital Expenditures(4)                   $    40,013       $    48,358       $    40,510       $    55,753       $    42,081
STORE DATA(2):
Number of stores:
  Open at beginning of period                      91               102               108               111               117
  Opened during period                             13                 9                 4                 8                12
  Closed during period                             (2)               (3)               (1)               (2)                0
  Open at end of period                           102               108               111               117               129
Total selling square footage at end         1,452,945         1,719,867         1,831,657         2,080,668         2,388,412
of  period
Comparable-store revenues increase(5)             9.6%              4.1%              5.9%              7.0%              5.5%

                                                            January 31,
                                    ------------------------------------------------------------
                                      1995         1996         1997         1998         1999
                                    --------     --------     --------     --------     --------
BALANCE SHEET DATA:
Working capital                     $ 29,391     $ 40,731     $ 57,473     $ 51,118     $ 92,180
Total assets                         130,640      167,227      181,721      215,298      222,151
Total long-term debt, including
current maturities                    23,040       38,916       51,873       51,612       44,979
Total shareholders' equity            45,733       57,105       63,069       71,718      116,133

----------

(1) The Company adopted a new, accelerated method of amortizing its rental video assets in the fourth quarter of fiscal 1998. The adoption of the new amortization method has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a non-cash, non-recurring, pre-tax charge of $18.5 million in rental video cost of revenues in the fourth quarter of fiscal 1998, reducing net income and diluted earnings per share for fiscal 1998 by $11.5 million and $1.08 per share, respectively

(2) The Company sold 26 of its mall stores in fiscal 1993 and its remaining 16 mall stores in fiscal 1994. The operating results of these mall stores are included in the financial results of the Company until their sale. Store Data does not include these mall stores. In fiscal 1996, the Company established a reserve of $2.5 million ($1.6 million after-tax charge) to cover potential losses related to certain mall store leases that were sold to Camelot Music, Inc., which filed for bankruptcy protection in August 1996. In fiscal 1997, the reserve was reduced to $1.5 million, and $734,000 was included in Gain on sale of mall stores. In fiscal 1998, the Company was released from any contingent liability on the remaining leases by order of a U.S. Bankruptcy Court. Accordingly, the Company reduced the remaining $1.5 million reserve to zero as of January 31, 1999, thereby increasing net income and diluted earnings per share for fiscal 1998 by $.9 million and $.08 per share, respectively.

(3) Includes amounts associated with the Company's rental video cost allocation.

(4)  Includes procurement of rental video assets.

(5)  Stores open a minimum of 60 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of January 31, 1999, the Company operated 129 superstores averaging 21,200 square feet in small to medium-sized markets located in 18 states, primarily in the Western and Midwestern United States. Each of the superstores is wholly owned by the Company and operates under the name of Hastings. The Company's e-commerce Web site, www.hastingsentertainment.com, was operational on July 31, 1998. The Company's new site, www.gohastings.com, will be launched in May 1999.

     The Company's operating strategy is to enhance its position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets, and expanding its offering of products through its Internet Web site. References herein to fiscal years are to the twelve month periods which end in January of the following calendar year. For example, the twelve month period ending January 31, 1999 is referred to fiscal 1998.

Rental Video Cost Allocation

     The Company adopted a new method of amortizing its rental video assets in the fourth quarter of fiscal 1998. In late fiscal 1998, the Company completed a series of direct revenue-sharing agreements with major studios under which the Company expects to acquire the majority of its rental video assets during fiscal 1999. The Company anticipates that its involvement in revenue-sharing agreements will continue into the future. Revenue sharing allows the Company to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. The Company then shares with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased copy depth under revenue-sharing agreements will allow customer demand for new releases to be satisfied over a shorter period of time. Because this new business model results in a greater proportion of rental revenue to be received over a reduced rental period, the Company has changed its method of amortizing rental video assets in order to better match expenses with revenues.

     Under the new amortization method, The Company will continue to expense revenue-sharing payments as revenues are recognized under the terms of the specific contracts with supplying studios. The capitalized cost of all rental video assets acquired for a fixed price will be amortized on an accelerated basis over six months to a salvage value of $4.00 per unit, except for rental video assets purchased for the initial stock of a new store, which will be amortized on a straight line basis over 36 months to a salvage value of $4.00. Under the old amortization method, the capitalized cost of base rental video assets (typically copies one through four of a title for each store) was amortized on a straight line basis over 36 months to a salvage of $5.00. The capitalized cost of non-base units (typically copies five and above for each store) was amortized on a straight line basis over 6 months to a salvage of $5.00.

     The adoption of the accelerated amortization method has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a non-cash, non-recurring, pre-tax charge of $18.5 million in the fourth quarter of fiscal 1998, reducing net income and diluted earnings per share for fiscal 1998 by $11.5 million and $1.08 per share, respectively. The Company anticipates that rental video asset amortization, combined with revenue-sharing expense, will increase as a percentage of total rental video revenue in fiscal 1999, as compared to fiscal 1998, due to the change in accounting method and the terms of the revenue-sharing agreements.

Results of Operations

     The following tables present the Company's statement of income data, expressed as a percentage of revenue, and the number of stores open at the end of period for the three most recent fiscal years.

                                                         Fiscal Year
                                                 -----------------------------
                                                 1996        1997        1998
                                                 -----       -----       -----

Merchandise revenue                               77.7%       79.1%       80.2%
Rental video revenue                              22.3        20.9        19.8
                                                 -----       -----       -----
     Total revenues                              100.0       100.0       100.0
Merchandise cost of revenue                       72.9        68.7        68.7
Rental video cost of revenue (1)                  30.8        35.5        62.2
                                                 -----       -----       -----
     Total cost of revenues                       63.5        61.7        67.4
     Gross profit                                 36.5        38.3        32.6
Selling, general and administrative expenses      31.9        33.1        31.5
Development expenses                               0.7          --          --
Pre-opening expenses                               0.1         0.3         0.4
                                                 -----       -----       -----
                                                  32.7        33.4        31.9
                                                 -----       -----       -----
Operating income                                   3.7         4.8         0.7
Other income (expense):
   Interest expense                               (1.1)       (1.1)       (1.0)
   Gain (loss) on sale of mall stores (2)         (0.8)        0.2         0.4
   Other, net                                      0.0         0.0         0.1
                                                 -----       -----       -----
                                                  (1.9)       (0.9)       (0.5)
                                                 -----       -----       -----
     Income before income taxes                    1.9         3.9         0.2
Income taxes                                       0.7         1.5         0.1
                                                 -----       -----       -----
     Net income (1)(2)                             1.2%        2.4%        0.1%
                                                 =====       =====       =====

(1) The Company adopted a new, accelerated method of amortizing its rental video assets in the fourth quarter of fiscal 1998. The adoption of the new amortization method has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a non-cash, non-recurring, pre-tax charge of $18.5 million in rental video cost of revenues in the fourth quarter of fiscal 1998, reducing net income and diluted earnings per share for fiscal 1998 by $11.5 million and $1.08 per share, respectively.

(2) The Company sold 26 of its mall stores in fiscal 1993 and its remaining 16 mall stores in fiscal 1994. The operating results of these mall stores are included in the financial results of the Company until their sale. In fiscal 1996, the Company established a reserve of $2.5 million ($1.6 million after-tax charge) to cover potential losses related to the leases covering the mall stores that were sold to Camelot Music, Inc., which filed for bankruptcy protection in August 1996. In fiscal 1997, the reserve was reduced to $1.5 million. In fiscal 1998, the Company was released from any contingent liability on the remaining leases by order of a U.S. Bankruptcy Court. Accordingly, the Company reduced the remaining $1.5 million reserve to zero as of January 31, 1999, thereby increasing net income and diluted earnings per share for fiscal 1998 by $.9 million and $.08 per share, respectively.


                                                         Fiscal Year
                                            ------------------------------------
                                            1996             1997           1998
                                            ----             ----           ----
Hastings Superstores:
Beginning number of stores                   108              111            117
Openings                                       4                8             12
Closings                                      (1)              (2)            --
                                             ===              ===            ===
Ending number of stores                      111              117            129
                                             ===              ===            ===

Fiscal 1998 Compared to Fiscal 1997

     Revenues. Total revenues for fiscal 1998 totaled $398.7 million, an increase of $40.9 million or 11.4% over fiscal 1997 revenue of $357.8 million. The revenue growth consisted of a 12.9% increase in merchandise sales and a 5.7% increase in rental video revenue. Each significant merchandise category exhibited growth, with sale video providing the largest gains on a percentage basis. The increase in rental video revenue was the result of a new successful rental marketing program introduced in the third quarter of fiscal 1997 and the transition to revenue-sharing copy-depth programs. Overall comparable-store revenues increased 5.5% during the twelve months ended January 31, 1999. The Company added twelve new superstores during fiscal 1998 and did not close any stores.

     Gross Profit. Including the non-cash, non-recurring, pre-tax charge of $18.5 million discussed above, under - "Rental Video Cost Allocation", gross profit as a percentage of revenues was 32.6% in fiscal 1998, compared to 38.3% for fiscal 1997. Excluding the rental video charge, fiscal 1998 gross profit was 37.2% of total revenues. Gross profit as a percentage of revenues for merchandise in fiscal 1998 remained constant with fiscal 1997 at 31.3%. Including the rental video charge, rental video gross profit as a percentage of revenues decreased significantly from 64.5% in fiscal 1997 to 37.8% in fiscal 1998. Excluding the rental video charge, rental video gross profit as a percentage of revenues decreased from 64.5% in fiscal 1997 to 61.2% in fiscal 1998 as a result of higher depreciation related to increased purchases and higher cost of leased videos related to revenue-sharing agreements.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses significantly decreased to 31.5% of total revenues in fiscal 1998 from 33.1% in fiscal 1997. The primary factors contributing to this decrease in selling, general and administrative expenses as a percentage of revenues were lower corporate human resources costs related to deferred compensation, reduced overall advertising and on-going leverage of corporate overhead. During the second quarter of fiscal 1997, the Company re-priced certain stock options granted to its Chief Executive Officer in fiscal 1992. The Company recognized a one-time pre-tax charge of $1.0 million as deferred compensation expense as a result of this event. Excluding this one-time charge would reduce fiscal 1997 selling, general and administrative expenses to 32.8% of fiscal 1997 revenue. The Company is committed to continually enhancing and improving its information system and other corporate functions and, as a result, anticipates incurring additional system-related development expenses in the future that will be included under the selling, general and administrative expenses classification or capitalized as allowed.

     Pre-opening Expenses. Pre-opening expenses increased to 0.4% of revenues for fiscal 1998 from 0.3% of revenues for fiscal 1997. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening. The Company opened twelve new superstores in fiscal 1998, compared to eight new superstores in fiscal 1997.

     Interest Expense. Interest expense decreased to $3.7 million for fiscal 1998 from $4.2 million for fiscal 1997 due to lower average borrowing balances.

      Gain (Loss) on Sale of Mall Stores. As a result of the sale of its 42 mall stores to Camelot Music, Inc., the Company recorded a total pre-tax gain of $7.9 million (after-tax gain of $4.9 million) in fiscal 1993 and fiscal 1994. Camelot Music, Inc. filed for bankruptcy in August 1996, and the Company established a reserve of $2.5 million in fiscal 1996 to cover potential losses related to certain mall store leases. As of January 31, 1998, expenses totaling $266,000 had been charged against the reserve. In the fourth quarter of fiscal 1997, the reserve was reduced to $1.5 million, resulting in an increase to pre-tax earnings of $734,000. By the end of the fourth quarter of fiscal 1998, all potential liabilities related to the Camelot Music, Inc. bankruptcy were settled, and the Company reduced the remaining reserve to zero resulting in an increase to pre-tax earnings in the fourth quarter of fiscal 1998 of $1.5 million.

     Net Income. Including the non-cash, non-recurring, pre-tax charge of $18.5 million related to the Company's adoption of a new, accelerated method of amortizing the costs of its rental video assets and the $1.5 million reversal of the reserve related to the Camelot Music, Inc. bankruptcy, net income and diluted earnings per share for fiscal 1998 equaled $465,000 and $ .04 per share, respectively. Including a $734,000 reversal of the reserve related to the Camelot Music, Inc. bankruptcy, net income and diluted earnings per share in fiscal 1997 totaled $8.6 million and $.98 per share, respectively. Excluding the non-cash, non-recurring adjustments described above, the Company's net income and diluted earnings per share would have been $11.0 million and $1.04 per share, respectively, in fiscal 1998 and $8.1 million and $ .93 per share, respectively, in fiscal 1997.

Fiscal 1997 Compared to Fiscal 1996

    Revenues. Total revenues for fiscal 1997 increased by $33.5 million, or 10.3%, to $357.8 million from $324.3 million for fiscal 1996. The revenue growth consisted of a 12.3% increase in merchandise sales and a 3.3% increase in rental video revenues. Overall comparable-store revenues increased 7% during the twelve months ended January 31, 1998. Each significant merchandise category exhibited growth year to year, with software products providing the largest percentage gains. With the help of the Company's then new rental marketing program, introduced in the third quarter, rental video revenues in fiscal 1997 recovered from a weak revenue performance in the first two quarters to post a $2.4 million or 3.3% increase over fiscal 1996 video revenues. In addition, the Company opened eight new superstores and closed two superstores during fiscal 1997.

    Gross Profit. Gross profit as a percentage of revenues was 38.3% for fiscal 1997, compared to 36.5% for fiscal 1996. Gross profit as a percentage of revenues for merchandise in fiscal 1997 increased significantly to 31.3% from 27.1% in fiscal 1996, largely due to increased sales of higher-margin products and reduced retail music pricing pressures. As a result of increased video cost allocation, rental video gross profit as a percentage of revenues decreased from 69.2% in fiscal 1996 to 64.5% in fiscal 1997. The remaining change in gross profit as a percentage of revenues was a result of a slight increase in lower-margin merchandise sales as a percentage of overall revenue. On February 1, 1996, the Company began providing for an estimated residual value of $5 per video and began depreciation of rental videos in their first full month of service. In fiscal 1994 and 1995, a full month's depreciation was provided in the month the rental videos were received. These changes resulted in an increase in fiscal 1996 rental video gross profit of $1,336,000 or 1.8% as a percentage of rental revenues. In the fourth quarter of fiscal 1996, the Company recorded a charge of $3.5 million to establish a reserve for estimated costs related to merchandise returned or to be returned to suppliers for which credit is pending. The establishment of this reserve decreased merchandise gross profit by 1.4% as a percentage of merchandise revenues.

    Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to 33.1% of revenues in fiscal 1997 from 31.9% of revenues in fiscal 1996. The increase was primarily a result of higher product return expenses that occurred because of the Company's transition to purchasing its products primarily from manufacturers rather than distributors. The Company implemented a new return process in an effort to better control return-related costs. During the second quarter of fiscal 1997, the Company re-priced certain stock options granted to its Chief Executive Officer in fiscal 1992. The Company recognized a one-time pre-tax charge of $1,016,800 as deferred compensation expense as a result of this event.

    Development Expenses. System development expenses for fiscal 1996 were 0.7% of revenues. Development expenses were not separately classified in fiscal 1997 as most significant elements of the Company's operating system became functional during fiscal 1996. The Company is committed to continually enhancing and improving its information system and other corporate functions and, as a result, anticipates incurring additional system-related development expenses in the future that will be included under the selling, general and administrative expenses classification or capitalized as allowed.

     Pre-opening Expenses. Pre-opening expenses increased to 0.3% of revenues for fiscal 1997 from 0.1% for fiscal 1996. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening. The Company opened eight new superstores in fiscal 1997 compared to four new superstores in fiscal 1996.

    Interest Expense. Interest expense increased to $4.2 million for fiscal 1997 from $3.6 million for fiscal 1996 due to higher average borrowing balances.

    Gain (Loss) on Sale of Mall Stores. As a result of the sale of its 42 mall stores to Camelot Music, Inc., the Company recorded a total pre-tax gain of $7.9 million (after-tax gain of $4.9 million) in fiscal 1993 and fiscal 1994. Camelot Music, Inc. filed for bankruptcy in August 1996, and the Company established a reserve of $2.5 million in fiscal 1996 to cover potential losses related to certain mall store leases. As of January 31, 1998, expenses totaling

$266,000 had been charged against the reserve. In the fourth quarter of fiscal 1997, the reserve was reduced to $1.5 million, resulting in an increase to earnings of $734,000.

Liquidity and Capital Resources

    The Company's principal capital requirements arise from purchasing, warehousing and merchandising inventory and rental videos, opening new superstores, expanding existing superstores, and funding the expansion of its Internet Web site. The Company's primary sources of working capital are cash flow from operations, trade credit from vendors, borrowings from its unsecured Revolving Credit Facility (the "Facility") and, for fiscal 1998, proceeds from the issuance of common stock. Cash flow from operations was $28.8 million, $56.3 million and $14.4 million for fiscal 1996, 1997 and 1998, respectively. Capital expenditures, including purchase of rental video assets, were $40.5 million, $55.8 million and $42.1 million for fiscal 1996, 1997 and 1998, respectively.

    As of January 31, 1999, the Company's total debt capacity consisted of $25.0 million of its unsecured Series A Senior Notes (the "Notes") due 2003 with an effective interest rate of 7.53% and its $45.0 million Facility. Total outstanding indebtedness as of January 31, 1999 under the Notes and the Facility was $42.7 million. The Notes provide for annual mandatory payments of principal of $5.0 million beginning June 13, 1999 and contains a number of covenants that restrict the operations of the Company. These covenants address, among other matters, the maintenance of specified financial ratios and net worth requirements and certain restrictions with respect to additional indebtedness, transactions with related parties, investments and capital expenditures.

     The Facility bears interest at variable rates based on the lender's base rate (7.75% and 8.5% at January 31, 1998 and 1999, respectively) and LIBOR (7.0% and 7.3% at January 31, 1998 and 1999, respectively) and expires on December 16, 2001. The Facility includes provisions that, among other things, require the maintenance of specified financial ratios and net worth requirements. Further, the Facility imposes certain restrictions with respect to additional indebtedness, transactions with related parties, investments and capital expenditures.

As amended on December 16, 1998, the Facility provides for the following levels of revolving credit:

                    FACILITY TIME FRAME                                   MAXIMUM CREDIT UNDER FACILITY
                    -------------------                                   -----------------------------

          December 17, 1998 to December 16, 1999                                   $45 million
          December 17, 1999 to December 16, 2000                                   $60 million
          December 17, 2000 to December 16, 2001                                   $75 million

    At January 31, 1999, the Company had one other debt obligation totaling $0.7 million. The principal on this obligation is payable quarterly until maturity in May 2002. In addition, the Company maintains two capitalized lease obligations with terms of 15 years. The total amount of these obligations was $1.6 million at January 31, 1999.

    The Company opened twelve superstores in fiscal 1998 and plans to open 17 to 20 additional superstores in fiscal 1999. The Company plans to open approximately 48 superstores during the next two fiscal years . The Company invests generally between $1 million and $2 million in a new superstore, with the largest components of that amount being merchandise, videos, fixtures and leasehold improvements. In addition, the Company expanded three superstores in fiscal 1998 and plans to expand approximately eight superstores in fiscal 1999. The Company generally invests between $500,000 to $1,000,000 to expand a superstore. Total capital expenditures were $42.1 million in fiscal 1998, of which approximately $26.6 million was used to procure rental video assets.

    The Company believes that the net proceeds from the June 1998 initial public offering, cash flow from operations and borrowings under the Facility will be sufficient to fund its ongoing operations, new superstores and superstore expansions through fiscal 2000.

Seasonality and Inflation

    As is the case with many retailers, a significant portion of the Company's revenues, and an even greater portion of its operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. As a result, a substantial portion of the Company's annual earnings has been, and will continue to be, dependent on the results of this quarter. The Company experiences reduced rentals of video assets in the Spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music and videocassette titles, the cost of the new release or "best renter" titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect retailers in general and the Company in particular. The seasonality of the Company's business is illustrated in the following tables relating to each quarter of fiscal 1998 and 1997. The quarterly information included in the table below has not been reviewed by the Company's independent auditors.

                                               Q1             Q2              Q3             Q4
                                            ---------      ---------      ---------      ---------
                                                            (DOLLARS IN THOUSANDS)
FISCAL 1998:
Total revenues ........................     $  89,387      $  91,187      $  91,622      $ 126,472
Gross profit(1) .......................        31,670         35,471         35,167         27,675
Operating income (loss)(1) ............         3,138          3,932          2,930         (7,102)
Operating income (loss) as a
percentage of revenues(1) .............           3.5%           4.3%           3.2%          (5.6%)
Net income (loss)(1) (2) ..............         1,202          1,798          1,318         (3,853)
Net income (loss) as a percentage
of revenues(1) (2) ....................           1.3%           2.0%           1.4%          (3.0%)

FISCAL 1997:
Total revenues ........................     $  78,436      $  81,653      $  80,521      $ 117,155
Gross profit ..........................        29,146         33,047         30,417         44,250
Operating income ......................         2,419          3,084          1,282         10,438
Operating income as a percentage
of revenues ...........................           3.1%           3.8%           1.6%           8.9%
Net income (loss) (2 ..................           921          1,279             89          6,309
Net income (loss) as a percentage
of revenues ...........................           1.2%           1.6%           0.1%           5.4%

(1) The Company adopted a new, accelerated method of amortizing its rental video assets in the fourth quarter of fiscal 1998. The adoption of the new amortization method has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a non-cash, non-recurring, pre-tax charge of $18.5 million in rental video cost of revenues in the fourth quarter of fiscal 1998., reducing net income for the fourth quarter of fiscal 1998 and for fiscal year 1998 by $11.5 million and diluted earnings per share for the fourth quarter of fiscal 1998 and for fiscal year 1998 $1.00 per share $1.08 per share, respectively.

(2) The Company sold 26 of its mall stores in fiscal 1993 and its remaining 16 mall stores in fiscal 1994. The operating results of these mall stores are included in the financial results of the Company until their sale. In fiscal 1996, the Company established a reserve of $2.5 million ($1.6 million after-tax charge) to cover potential losses related to certain mall store leases that were sold to Camelot Music, Inc., which filed for bankruptcy protection in August 1996. In fiscal 1997, the reserve was reduced to $1.5 million and $734,000 was included in Gain on sale of mall stores. In fiscal 1998, the Company was released from any contingent liability on the remaining leases by order of a U.S. bankruptcy Court. Accordingly, the Company reduced the remaining $1.5 million reserve to zero as of January 31, 1999, thereby increasing net income and diluted earnings per share for the fourth quarter of fiscal 1998 and for fiscal year 1998 by $.9 million and $.08 per share, respectively.

    The Company does not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on the Company's operating results to the extent such increases are not passed along to customers.

Year 2000 Compliance

     The Year 2000 issue is primarily the result of Information Technology, ("IT"), and non-IT systems of various kinds, using a two-digit format rather than a four-digit format to define a specific year. For example, "98" to represent the calendar year 1998, as opposed to a four digit format "1998." Such systems will be unable to accurately interpret or process dates beyond the year 1999, which could cause a system failure, or other computer errors, and result in a disruption of the system(s).

     State of Readiness. The Company has established an internally staffed project team to address Year 2000 issues. These issues include:

     1. Software compliance within the Company's enterprise systems;

     2. Compliance within internal IT and non-IT operating systems and application programs purchased from outside entities;

     3. Business risks regarding potential failure of vendor and supplier systems and services.

     The Company's Year 2000 plan addresses Year 2000 issues in multiple phases, including:

     1. An inventory of the Company's systems and equipment that may be vulnerable to Year 2000 issues;

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

     6. Contingency planning to assess worst-case scenarios.

     Inventories, assessment and testing of Year 2000 compliance have been substantially completed for all the Company's internal and external IT systems, hardware and operating systems. Most of the Company's internal IT systems have been developed and implemented since 1994, with a goal of implementation including Year 2000 compliance. Two internal systems were identified that contained potential risks; both systems have been replaced, and the replacement systems have been tested and are deemed to be Year 2000 compliant. Two external systems were found to be non-compliant; both systems were in the process of being replaced during the first quarter of fiscal 1999, with completion anticipated during the second quarter of fiscal 1999. Mechanical systems such as HVAC, telecommunications, power supplies and thermostats are being checked individually and with each manufacturer.

     The Company is tracking the Year 2000 compliance status of its vendors and suppliers using a census and tracking system provided by the National Retail Federation, of which the Company is a member. Vendor and service provider Year 2000 compliance status is being determined by means of a survey being conducted by the National Retail Federation. Contingency plans are in place for any vendor that fails to provide compliance certification by June 1999, or which subsequently demonstrates a failure in product delivery systems. If a major vendor cannot prove its compliance, it is expected that the vendor will be removed as an authorized vendor of the Company and products obtained from alternative and compliant vendors, or the vendor will be converted to a manual system.

     Risks of Year 2000 issues. The Company could experience material and adverse effects on its business operating results and financial condition as a result of the Year 2000 problem. Currently, the most likely source of risk to the Company would be the failure of a critical vendor, such as a wholesale distributor, to be able to provide product for which the Company has no alternative supplier.

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

     Contingency Plans. The Company is preparing its contingency plans to identify the most likely worst-case scenarios, and the proper response to each. Preliminary plans are being reviewed, and primarily revolve around responses to a failure in the ability of one or more the Company's business partners to provide products or services. Comprehensive contingency plans for review were initiated during the first quarter of fiscal 1999 with completion anticipated during the second quarter of fiscal 1999.

     Costs. Most of the Company's expenditures on Year 2000 compliance were incurred as development expense on new systems between 1993 and 1996. Specific Year 2000 costs were absorbed in the conversion of each system as it was written and implemented. The Company does not expect the additional costs associated with its Year 2000 efforts to be material. The Company expects assessment and planning costs to be absorbed in normal operations and certain costs of its contingency plans to be less than $100,000. See - "Statements Regarding Forward-Looking Disclosure."

Recent Accounting Pronouncements

    The Financial Accounting Standards Board (FASB) recently issued several Statements of Financial Accounting Standards (SFAS's) that may impact the Company's accounting treatment and/or its disclosure obligations. The new SFAS's impacting the Company are as follows:

       SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued in June 1998. The statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material impact on the Company.

        The American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) No. 98-1, "Accounting for Costs of Computer Software Developed or Intended for Internet Use." in March 1998. The SOP is effective for fiscal years beginning after December 15, 1999. The adoption of this SOP is not expected to have a material impact on the Company.

        The AICPA issued SOP 98-5, "Reporting on the Costs of Start-up Activities." in April 1998. The Company adopted the provisions of this SOP in fiscal 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company's existing accounting policy conforms with SOP 98-5; accordingly, there was no impact on its results of operations.

Statements Regarding Forward-Looking Disclosure

     Certain of the statements set forth above are forward-looking statements within the meaning Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such statements are based upon management's current expectations, hopes, beliefs and strategies and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described herein. The forward-looking statements set forth above are subject to a number of factors and uncertainties, including those set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-47969) as filed with the Securities and Exchange Commission and declared effective on June 11, 1998.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of its business, the Company is exposed to certain market risks, primarily changes in interest rates. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse effect on the Company's financial condition, results of operations or cash flows for the next fiscal year. The Company is not party to any derivative contracts. See notes 1(h) and
(5) to the accompanying consolidated financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 Index to Consolidated Financial Statements and
                          Financial Statements Schedule


Independent Auditors' Report............................................................     27

Consolidated Balance Sheets as of January 31, 1998 and 1999.............................     28

Consolidated Statements of Income
for the years ended January 31, 1997, 1998 and 1999.....................................     29

Consolidated Statements of Shareholders' Equity
for the years ended January 31, 1997, 1998 and 1999.....................................     30

Consolidated Statements of Cash Flows
for years ended January 31, 1997, 1998 and 1999.........................................     31

Notes to Consolidated Financial Statements..............................................     32

Financial Statement Schedule - The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Shareholders
Hastings Entertainment, Inc.:


We have audited the consolidated financial statements of Hastings Entertainment, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hastings Entertainment, Inc. and subsidiaries as of January 31, 1998 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended January 31, 1999, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of amortization for rental videos in 1998.


                                                 /s/ KPMG LLP


Dallas, Texas
March 16, 1999

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            January 31, 1998 and 1999
                    (Dollars in thousands, except par value)

                                                                                        FISCAL
                                                                               ------------------------
                                    ASSETS                                        1997          1998
                                                                               ---------      ---------
Current assets:
     Cash                                                                      $   3,840      $   5,394
     Merchandise inventories                                                     126,835        145,432
     Income taxes receivable                                                          --            807
     Deferred income taxes                                                            --          1,636
     Other current assets                                                          3,814          4,599
                                                                               ---------      ---------
                  Total current assets                                           134,489        157,868

Property and equipment, net (note 2)                                              80,703         64,124
Other assets                                                                         106            159
                                                                               ---------      ---------
                                                                               $ 215,298      $ 222,151
                                                                               =========      =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities of long-term debt                                      $     301      $   5,345
     Trade accounts payable                                                       60,747         42,406
     Accrued expenses and other liabilities                                       17,590         17,937
     Deferred income taxes                                                         1,305             --
     Income taxes payable                                                          3,428             --
                                                                               ---------      ---------
                  Total current liabilities                                       83,371         65,688

Long-term debt, excluding current maturities                                      51,311         39,634
Deferred income taxes                                                                898            696
Redemption value of common stock held by estate of Company's founder               8,000             --

Shareholders' equity :
     Common stock, $.01 par value; 75,000,000 shares authorized;
        8,652,923 shares in 1997 and 11,736,923 shares in 1998 issued;
        8,465,198 shares in 1997 and 11,553,168 shares in 1998 outstanding            87            117
     Additional paid-in capital                                                    1,654         37,530
     Retained earnings                                                            80,168         80,633
     Treasury stock, at cost                                                      (2,191)        (2,147)
     Redemption value of common stock held by estate of Company's founder         (8,000)            --
                                                                               ---------      ---------
                                                                                  71,718        116,133
Commitments and contingencies                                                         --             --
                                                                               ---------      ---------
                                                                               $ 215,298      $ 222,151
                                                                               =========      =========

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                        Consolidated Statements of Income
                   Years ended January 31, 1997, 1998 and 1999
                      (In thousands, except per share data)

                                                                      FISCAL YEAR
                                                         ---------------------------------------
                                                            1996           1997          1998
                                                         ---------      ---------      ---------


Merchandise revenue                                      $ 251,934      $ 283,026      $ 319,667
Rental video revenue                                        72,357         74,739         79,001
                                                         ---------      ---------      ---------
                 Total revenues                            324,291        357,765        398,668

Merchandise cost of revenue                                183,614        194,359        219,546
Rental video cost of revenue (note 2)                       22,298         26,546         49,139
                                                         ---------      ---------      ---------
                 Total cost of revenues                    205,912        220,905        268,685
                                                         ---------      ---------      ---------

                 Gross profit                              118,379        136,860        129,983
                                                         ---------      ---------      ---------

Selling, general and administrative expenses               103,479        118,566        125,611
Development expenses                                         2,421             --             --
Pre-opening expenses                                           404          1,071          1,474
                                                         ---------      ---------      ---------
                                                           106,304        119,637        127,085
                                                         ---------      ---------      ---------

                 Operating income                           12,075         17,223          2,898
                                                         ---------      ---------      ---------

Other income (expenses):
     Interest expense                                       (3,585)        (4,228)        (3,727)
     Gain (loss) on sale of mall stores                     (2,500)           734          1,454
     Other, net                                                126            139            232
                                                         ---------      ---------      ---------

                                                            (5,959)        (3,355)        (2,041)
                                                         ---------      ---------      ---------

                 Income before income taxes                  6,116         13,868            857

Income taxes                                                 2,320          5,270            392
                                                         ---------      ---------      ---------

                 Net income                              $   3,796      $   8,598      $     465
                                                         =========      =========      =========

Basic earnings per share                                 $    0.44      $    1.01      $    0.04
                                                         =========      =========      =========

Diluted earnings per share                               $    0.43      $    0.98      $    0.04
                                                         =========      =========      =========

Weighted-average common shares outstanding - basic           8,552          8,520         10,436
Dilutive effect of stock options                               205            216            156
                                                         ---------      ---------      ---------

Weighted-average common shares outstanding - diluted         8,757          8,736         10,592
                                                         =========      =========      =========

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                   Years ended January 31, 1997, 1998 and 1999
                        (In thousands, except share data)






                                           COMMON STOCK           ADDITIONAL                             TREASURY STOCK
                                     ------------------------      PAID-IN         RETAINED          -----------------------
                                       SHARES        AMOUNT        CAPITAL         EARNINGS          SHARES         AMOUNT
                                     ---------     ----------     ----------      ----------         -------      ----------

Balances at January 31, 1996         8,652,923     $       87     $    1,481      $   68,064         119,195      $   (1,027)
Exercise of stock options                   --             --              9              --          (6,425)             55
Shares transferred to fund ASOP             --             --             94              --         (17,292)            149
Change in redemption value                  --             --             --              --              --              --
Dividends ($.017 per share)                 --             --             --            (139)             --              --
Net income                                  --             --             --           3,796              --              --
                                     ---------     ----------     ----------      ----------         -------      ----------

Balances at January 31, 1997         8,652,923             87          1,584          71,721          95,478            (823)
Purchase of treasury stock                  --             --             --              --          11,035            (182)
Sale of treasury stock                      --             --              2              --         (10,544)             13
Exercise of stock options                   --             --              5              --          (6,612)            160
Shares transferred to fund ASOP             --             --             63              --         (10,092)            120
Redemption of common stock held
by estate of Company's founder              --             --             --              --         108,460          (1,479)
Dividends ($.018 per share)                 --             --             --            (151)             --              --
Net income                                  --             --             --           8,598              --              --
                                     ---------     ----------     ----------      ----------         -------      ----------

Balances at January 31, 1998         8,652,923             87          1,654          80,168         187,725          (2,191)
Issuance of common stock             3,084,000             30         35,882              --              --              --
Issuance of treasury stock                  --             --             --              --          (2,695)             31
Acquisition of treasury share               --             --             --              --          12,453            (148)
Exercise of stock options                   --             --             (6)             --         (13,728)            161
Termination of common stock
redemption agreement                        --             --             --              --              --              --
Net income                                  --             --             --             465              --              --
                                    ----------     ----------     ----------      ----------         -------      ----------
Balances at January 31, 1999        11,736,923     $      117     $   37,530      $   80,633         183,755      $   (2,147)
                                    ==========     ==========     ==========      ==========         =======      ==========
                                       REDEMPTION
                                        VALUE OF
                                      COMMON STOCK
                                     HELD BY ESTATE       TOTAL
                                      OF COMPANY'S     SHAREHOLDERS'
                                         FOUNDER          EQUITY
                                        ----------      ----------

Balances at January 31, 1996            $  (11,500)     $   57,105
Exercise of stock options                       --              64
Shares transferred to fund ASOP                 --             243
Change in redemption value                   2,000           2,000
Dividends ($.017 per share)                     --            (139)
Net income                                      --           3,796
                                        ----------      ----------

Balances at January 31, 1997                (9,500)         63,069
Purchase of treasury stock                      --            (182)
Sale of treasury stock                          --              15
Exercise of stock options                       --             165
Shares transferred to fund ASOP                 --             183
Redemption of common stock held
by estate of Company's founder               1,500              21
Dividends ($.018 per share)                     --            (151)
Net income                                      --           8,598
                                        ----------      ----------

Balances at January 31, 1998                (8,000)         71,718
Issuance of common stock                        --          35,912
Issuance of treasury stock                      --              31
Acquisition of treasury share                   --            (148)
Exercise of stock options                       --             155
Termination of common stock
redemption agreement                         8,000           8,000
Net income                                      --             465
                                        ==========      ==========
Balances at January 31, 1999            $       --      $  116,133
                                        ==========      ==========

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years ended January 31, 1997, 1998 and 1999
                             (Dollars in thousands)

                                                                                     FISCAL YEAR
                                                                         ---------------------------------------
                                                                           1996           1997           1998
                                                                         ---------      ---------      ---------
Cash flows from operating activities:
     Net income                                                          $   3,796      $   8,598      $     465
     Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation and amortization                                    24,939         28,944         55,301
           (Gain) loss on sale of mall stores, net                           2,500           (734)        (1,454)
           Loss on rental videos transferred to inventory                    3,596          4,632             --
           Loss on rental videos lost, stolen and defective                  4,066          2,035          3,288
           Loss on disposal of assets                                          366            744             71
           Deferred income tax                                                 741             21         (3,143)
           Deferred compensation                                                --          1,040             --
           Changes in operating assets and liabilities:
              Merchandise inventories                                       (6,521)       (15,822)       (18,597)
              Other current assets                                             996           (493)          (785)
              Trade accounts payable and accrued expenses                   (3,678)        24,055        (16,509)
              Income taxes payable                                          (1,953)         3,315         (4,235)
                                                                         ---------      ---------      ---------
                 Net cash provided by operating activities                  28,848         56,335         14,402
                                                                         ---------      ---------      ---------

Cash flows from investing activities:
     Purchases of property and equipment                                   (40,510)       (55,753)       (42,081)
     (Increase) decrease in other assets                                       771             (4)           (53)
                                                                         ---------      ---------      ---------
                 Net cash used in investing activities                     (39,739)       (55,757)       (42,134)
                                                                         ---------      ---------      ---------

Cash flows from financing activities:
     Borrowings under revolving credit facility                            287,550         22,100        283,600
     Repayments under revolving credit facility                           (299,300)       (22,000)      (289,950)
     Advances under long-term debt and capital lease obligations            25,000             --             --
     Principal payments under long-term debt and capital lease
        obligations                                                           (293)          (361)          (283)
     Payments of dividends                                                    (139)          (151)            --
     Purchase of treasury stock                                                 --         (1,661)            --
     Proceeds from sale of treasury stock                                      243            198             --
     Proceeds from exercise of stock options                                    64            165              7
     Proceeds from issuance of stock                                            --             --         35,912
                                                                         ---------      ---------      ---------
                 Net cash provided by (used in) financing activities        13,125         (1,710)        29,286
                                                                         ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                         2,234         (1,132)         1,554
Cash at beginning of year                                                    2,738          4,972          3,840
                                                                         ---------      ---------      ---------
Cash at end of year                                                      $   4,972      $   3,840      $   5,394
                                                                         =========      =========      =========

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

(1)    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    GENERAL

              Hastings Entertainment, Inc. and subsidiaries (the "Company") operates a chain of retail stores in 18 states primarily in the Western and Midwestern United States, with revenues originating from the sale of music, books, software, videocassette, video game and DVD products and the rental of videocassettes, video games and DVDs. In fiscal 1996, the Company changed its name from Hastings Books, Music & Video, Inc. to Hastings Entertainment, Inc.

              The Company established and operated three wholly owned subsidiaries during fiscal 1998. Hastings Properties, Inc. and Hastings Internet, Inc. were established in the first quarter of fiscal 1998. Hastings College Stores, Inc. was established in the second quarter of fiscal 1998. The consolidated financial statements present the results of Hastings Entertainment, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

              The Company's fiscal years ended January 31, 1997, 1998 and 1999 are referred to as fiscal 1996, 1997 and 1998, respectively.

       (b)    BASIS OF PRESENTATION

              Certain prior year amounts have been reclassified to conform with fiscal 1998 presentation.

       (c)    CASH AND CASH EQUIVALENTS

              The Company considers all cash and short-term investments with original maturities of three months or less (primarily money market mutual funds) to be cash equivalents.

       (d)    MERCHANDISE INVENTORIES

              Merchandise inventories are recorded at the lower of cost (using standard cost which approximates the first-in, first-out ("FIFO") method) or market.

       (e)    PROPERTY AND EQUIPMENT

              Property and equipment, excluding rental video assets (see note
              2), are recorded at cost and depreciated using the straight-line method. Furniture, fixtures and equipment are depreciated over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the shorter of the related lease term or their estimated useful lives.

              Property recorded pursuant to capital lease obligations is stated at the present value of the minimum lease payments at the inception of each lease, not in excess of fair value, and amortized on a straight-line basis over the shorter of the related lease term or estimated useful life.

              The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

       (f)    INCOME TAXES

              Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

       (g)    FINANCIAL INSTRUMENTS

              The carrying amount of long-term debt approximates fair value as of January 31, 1998 and 1999 due to the instruments bearing interest at market rates. The carrying amount of accounts payable approximates fair value because of its short maturity period.

       (h)    DERIVATIVE FINANCIAL INSTRUMENTS

              During fiscal year 1996 and 1997, the Company's only derivative position was a non-leveraged off-balance-sheet interest rate swap. The interest rate swap was accounted for by recording the net interest received or paid as an adjustment to interest expense on a current basis. Gains or losses resulting from market movements were not recognized. The swap expired in June 1998.

       (i)    STOCK OPTION PLANS

              The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. On February 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"). Under SFAS 123, the Company may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

       (j)    ADVERTISING COSTS

              Advertising costs for newspaper, television and other media are expensed as incurred. Net advertising expenses for the years ended January 31, 1997, 1998 and 1999 were $1.5 million, $1.8 million and $1.0 million, respectively.

       (k)    PRE-OPENING COSTS

              Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

       (l)    DEVELOPMENT EXPENSES

              Development expenses include costs to develop various information and other systems for product procurement, distribution, finance, inventory and store operations.

       (m)    EARNINGS PER SHARE

              Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share include additional shares that would have resulted from potentially dilutive securities. Prior to the Company's common stock being publicly traded, for purposes of computing dilution of securities under the treasury stock method, the price of the Company's stock was based upon annual appraisals of the value of the Company.

              Options to purchase 688,656 shares of common stock at exercise prices ranging from $13.64 per share to $19.29 per share were outstanding at January 31, 1998 but were not included in the computation of diluted EPS because the option exercise prices were greater than or equal to the appraised price of the common shares. Options to purchase 425,600 shares of common stock at exercise prices ranging from $13 per share to $15 per share were outstanding at January 31, 1999 but were not included in the computation of diluted EPS because the option exercise price were greater than or equal to the market value of the common shares.

       (n)    USE OF MANAGEMENT ESTIMATES

              The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       (o)    SEGMENT REPORTING

              The Company adopted SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998. This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. The Company has two operating segments, retail stores and Internet operations. The result of Internet operations are not material to consolidated financial statements. When and if such operations become material, the required disclosures will be made.

       (p)    COMPREHENSIVE INCOME

              The Company adopted SFAS No. 130, "Reporting Comprehensive Income" as of February 1, 1998. Comprehensive income is equal to net income for all periods presented.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

(2)    CHANGE IN ACCOUNTING METHOD

       The Company adopted a new, accelerated method of amortizing its rental video assets in the fourth quarter of fiscal 1998. The Company adopted the new method upon implementation of a new business model, which includes revenue-sharing agreements with major studios. Revenue sharing increases the number of videos in the stores and satisfies customer demand over a shorter period of time. Revenue sharing allows the Company to acquire videos at a lower cost than traditional buying arrangements. The Company then shares with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. Revenue sharing results in a greater proportion of rental revenue received over a reduced rental period, and accordingly, the Company has changed its method of amortizing rental videos in order to better match expenses with revenues.

       Under the new amortization method, revenue-sharing payments are expensed as revenues are earned under the terms of the specific contracts with supplying studios. The capitalized cost of all videos will be amortized on an accelerated basis over six months to a salvage value of $4.00 per unit, except for videos purchased for the initial stock of a new store, which will be amortized on a straight-line basis over 36 months.

       The adoption of the new amortization method has been accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a non-cash pre-tax charge of $18.5 million, which is included in rental video cost of revenues in the fourth quarter of fiscal 1998, reducing net income and diluted earnings per share for fiscal 1998 by $11.5 million and $1.08 per share, respectively.

       The calculation of the change in operating expense attributable to videos for prior periods would not be meaningful because the new business model involving revenue-sharing arrangements had not been implemented.

       During fiscal 1998, prior to adopting the new method of amortization in the fourth quarter, the capitalized cost of base unit rental video assets (copies one through four of a title for each store) was amortized on a straight-line basis over 36 months to a salvage value of $5. The capitalized cost of non-base unit rental video assets (copies 5 and above of a title for each store) was amortized on a straight-line basis over 6 months to a salvage value of $5.

       During fiscal 1996 and 1997, the Company amortized the cost of rental video assets on a straight-line method over an 18-month period to a salvage value of $5. The Company also recorded markdowns for under-performing rental video assets. The amortization and markdown policies combined to provide an average cost allocation period of 8-13 months.

       The Company believes its results of operations in fiscal 1996 and 1997 would not have been materially different had the Company used the amortization method that was used in fiscal 1998 prior to the fourth quarter change in method.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

(3)    MERCHANDISE INVENTORIES

       Merchandise inventories consisted of the following (dollars in thousands):

                                                         1997         1998
                                                       --------     --------

Merchandise inventories:
        Music                                          $ 46,283     $ 56,687
        Books                                            51,494       54,107
        Videos                                           15,890       21,667
        Other                                            18,300       20,251
                                                       --------     --------

                                                        131,967      152,712
Less allowance for inventory returns and shrinkage        5,132        7,280
                                                       --------     --------

                                                       $126,835     $145,432
                                                       ========     ========

       During fiscal 1997 and 1998, the Company purchased approximately 26% and 22%, respectively, of all products (defined herein as merchandise inventories and rental videos) from three suppliers.

       Merchandise inventories that are not sold can normally be returned to the suppliers. At January 31, 1999, the allowance for inventory returns and shrinkage includes a reserve for estimated costs related to merchandise returned or to be returned to suppliers for which credit is pending. Because the amount of credit to be received requires estimates, it is reasonably possible that the Company's estimate of the ultimate settlement with its suppliers may change in the near term.

(4)    PROPERTY AND EQUIPMENT

       Property and equipment consist of the following (dollars in thousands):

                                                              1997         1998
                                                            --------     --------
Rental videos                                               $ 64,289     $ 69,517
Furniture and equipment                                       58,595       67,798
Leasehold improvements                                        35,985       39,958
Property under capital lease                                   1,948        1,982
                                                            --------     --------

                                                             160,817      179,255
Less accumulated depreciation and amortization (note 2)       80,114      115,131
                                                            --------     --------

                                                            $ 80,703     $ 64,124
                                                            ========     ========

       Accumulated depreciation and amortization of property and equipment includes $706,000 and $858,000 of accumulated amortization of equipment under capital lease at January 31, 1998 and 1999, respectively.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

(5)    LONG-TERM DEBT

       Long-term debt and capitalized lease obligations consisted of the following (dollars in thousands):

                                             1997        1998
                                           -------     -------
Revolving credit facility                  $24,000     $17,650
Series A senior notes                       25,000      25,000
Capitalized lease obligations (note 6)       1,637       1,583
Other                                          975         746
                                           -------     -------

                                            51,612      44,979
Less current maturities                        301       5,345
                                           -------     -------

                                           $51,311     $39,634
                                           =======     =======

       At January 31, 1998 and 1999, the Company had borrowings outstanding of $24.0 million and $17.7 million, respectively, under an unsecured Revolving Credit Facility (the "Facility") with a group of banks. As amended on December 16, 1998, the Facility provides for the following levels of credit:

                       FACILITY TIME FRAME                                MAXIMUM CREDIT UNDER FACILITY
                       -------------------                                -----------------------------
              December 17, 1998 to December 16, 1999                               $45 million
              December 17, 1999 to December 16, 2000                               $60 million
              December 17, 2000 to December 16, 2001                               $75 million

       The Facility bears interest at variable rates based on the lender's base rate and LIBOR (7.0% and 7.3% at January 31, 1998 and 1999, respectively) and expires on December 16, 2001. The Facility includes provisions which, among other things, require the maintenance of specified financial ratios and net worth requirements. Further, the Facility imposes certain restrictions with respect to additional indebtedness, transactions with related parties, investments and capital expenditures.

       During fiscal 1997, the Company used off-balance-sheet derivative instruments to manage interest rate risk. The Company's only derivative position was an interest rate swap agreement with a notional amount of $15 million, which effectively converted a portion of its floating rate debt to a fixed rate of 7%. The fair value of the interest rate swap agreement at January 31, 1998 was immaterial. The swap was terminated in June 1998.

       During fiscal 1996, the Company entered into an unsecured credit agreement with a financial institution which provides for Series A senior notes with an aggregate principal amount of $25 million. The notes are due June 13, 2003, require only quarterly interest payments through May 1999, and have a stated interest rate of 7.75%. Beginning in June 1999, the Company will be required to make annual principal payments of $5 million. The credit agreement includes provisions which, among other things, require the maintenance of specified financial ratios and net worth requirements.

       Further, the credit agreement imposes certain restrictions with respect to additional indebtedness, transactions with related parties, investments and capital expenditures.

       The capitalized lease obligations represent two leases on certain retail space with terms of 15 years.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

       The aggregate maturities of long-term debt and capitalized lease obligations for years subsequent to fiscal 1998 are as follows (dollars in thousands):

                  1999                                $  5,345
                  2000                                   5,356
                  2001                                  23,021
                  2002                                   5,220
                  Thereafter                             6,037
                                                      --------

                                                      $ 44,979
                                                      ========

(6)    LEASES

       The Company leases retail space under operating leases with terms ranging from three to fifteen years, with certain leases containing renewal options. Lease agreements generally provide for minimum rentals. Some leases also include additional contingent rental amounts based upon specified percentages of sales above predetermined levels. Rental expense for operating leases consists of the following (dollars in thousands):

                                1996          1997          1998
                              --------      --------      --------

Minimum rentals               $ 10,941      $ 11,555      $ 13,280
Contingent rentals               1,643         1,710         1,769
Less sublease income              (184)         (151)         (138)
                              --------      --------      --------

           Rental expense     $ 12,400      $ 13,114      $ 14,911
                              ========      ========      ========

       Future minimum lease payments under non-cancelable operating leases, excluding certain leases assumed by another party (see note 13), and the present value of future minimum capital lease payments as of January 31, 1999 are (dollars in thousands):

                                                                                       CAPITAL              OPERATING
                                                                                        LEASES                LEASES
                                                                                       --------             ----------
        1999                                                                           $    254             $   14,769
        2000                                                                                257                 14,007
        2001                                                                                260                 12,940
        2002                                                                                262                 11,434
        2003                                                                                272                  9,452
        Thereafter                                                                        1,001                 21,813
                                                                                       --------             ----------

                Total minimum lease payments                                              2,307                 84,415
        Less net present value of sublease income                                                                 (392)
                                                                                                            ----------

                Net minimum lease payments under operating leases                                           $   84,023
                                                                                                            ==========
        Less amount representing imputed interest                                           723
                                                                                       --------

                Total obligations under capital leases                                    1,583
        Less current principal maturities of capital lease
             obligations                                                                    113
                                                                                       --------

             Obligations under capital leases, excluding current maturities            $  1,470
                                                                                       ========

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

       The Company has relocated from five stores for which it continues to be liable through the remaining term of each lease. Included in accrued expenses and other liabilities is $1.6 million for the net present value of future payments attributable to such leases, net of probable sublease income. Future minimum lease payments due on these operating leases are included in the table above.

       A director of the Company is a limited partner in various limited partnerships that lease land and improvements to the Company under certain lease agreements. During fiscal 1996, 1997 and 1998, the Company made lease payments of $479,659, $500,427 and $531,091, respectively, to these partnerships.

(7)    INCOME TAXES

       Income tax expense (benefit) consists of the following (dollars in thousands):

                               1996        1997         1998
                             -------     -------      -------

Current federal              $ 1,566     $ 4,139      $ 2,987
Current state and local           13       1,110          548
Deferred federal                 281         328       (2,654)
Deferred state and local         460        (307)        (489)
                             -------     -------      -------

                             $ 2,320     $ 5,270      $   392
                             =======     =======      =======

       The difference between expected income tax expense (computed by applying the statutory rate of 34% for fiscal 1996, 35% for fiscal 1997 and 34% for fiscal 1998 to earnings before income taxes) and actual income tax expense is as follows (dollars in thousands):

                                                   1996         1997         1998
                                                 -------      -------      -------

Computed "expected" tax expense                  $ 2,079      $ 4,854      $   291
State and local income taxes, net of federal
     income tax benefit                              312          522           39
Other                                                (71)        (106)          62
                                                 -------      -------      -------

                                                 $ 2,320      $ 5,270      $   392
                                                 =======      =======      =======

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                                   1997         1998
                                                                 -------      -------
Deferred tax assets:
     Gift cards                                                  $    --      $   984
     Provision for contingent lease costs                            566           38
     Provision for abandoned leases                                  739          597
     Provision for deferred rent                                     474          563
     Compensated absences                                            189          190
     Deferred compensation                                           392          392
     Property and equipment, principally due to different
        depreciation methods for financial reporting and
        income tax purposes                                           --          672
     Other                                                           591          519
                                                                 -------      -------

                  Total deferred tax assets                        2,951        3,955

Deferred tax liabilities:
     Inventories, principally due to the measurement of cost
     using LIFO for income tax purposes prior to fiscal 1997       3,492        2,348
     Freight costs                                                   615          667
     Property and equipment, principally due to different
        depreciation methods for financial reporting and
        income tax purposes                                        1,047           --
                                                                 -------      -------

                  Total deferred tax liabilities                   5,154        3,015
                                                                 -------      -------

                  Net deferred tax assets (liabilities)          $(2,203)     $   940
                                                                 =======      =======

       The Company did not record a valuation allowance for deferred tax assets at January 31, 1998 or 1999. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax assets and liabilities, future taxable income and tax planning strategies, and believes it is more likely than not the Company will realize the benefits of these deductible differences at January 31, 1999.

       In fiscal 1997 the Company elected to change from the LIFO cost method to the FIFO cost method of inventory accounting for financial reporting and income tax purposes. The $4.7 million deferred tax liability related to the tax LIFO reserve at January 31, 1997 is being included in taxable income ratably over a four year period beginning in fiscal 1997.

 (8)   401k AND ASOP

       Employees who have attained age 21 are eligible to participate in the Company's 401k plan and may elect to contribute up to twelve percent of their salary, subject to federal limitations, to the plan. Employer contributions are determined at the discretion of the Company and are allocated solely to those employees who are participating in the plan and have completed one year of service. Amounts expensed related to the plan were $0.6 million, $0.6 million and $0.4 million during fiscal 1996, 1997 and 1998, respectively.

       The Company's Associate Stock Ownership Plan ("ASOP") permits full-time employees, as defined, who have attained age 21 and completed one year of service to participate in the ASOP. Employer contributions

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

       are determined at the discretion of the Company. The Board of Directors has determined that the level of contributions will be made based on attaining operational profit goals as set by the Board of Directors. The contribution is based on a percentage of participants' eligible compensation and provisions of $0.2 million, $0.4 million and $0.5 million were made in the accompanying consolidated financial statements for fiscal 1996, 1997 and 1998, respectively. Cumulative common shares held by the ASOP were 56,722, 66,814 and 92,825 at January 31, 1997, 1998 and 1999, respectively.

(9)    SHAREHOLDERS' EQUITY

       The Company has four stock option plans: the 1991 and 1994 Stock Option Plans, the 1996 Incentive Stock Plan and the Outside Directors Plan (for non-employee directors). A total of 505,900 shares may be granted under each of the 1991 and 1994 Stock Option Plans, 632,375 shares may be granted under the 1996 Incentive Stock Plan, and 101,180 shares may be granted under the Outside Directors Plan.

       The 1991 and 1994 Stock Option Plans and the 1996 Incentive Stock Plan authorize the award of both incentive stock options and non-qualified stock options to purchase common stock to officers, other associates, and directors of the Company. The exercise price per share of incentive stock options may not be less than the market price of the Company's common stock on the date the option is granted. The exercise price per share of non-qualified stock options is determined by the Board of Directors, or a committee thereof. The term of each option is determined by the Board of Directors and generally will not exceed ten years from the date of grant. The exercise price of options issued to certain executive officers of the Company included fixed annual increases which were eliminated in fiscal 1997.

       The 1996 Incentive Stock Plan also authorizes the granting of stock appreciation rights, restricted stock, dividend equivalent rights, stock awards, and other stock-based awards to officers, other associates, directors, and consultants of the Company. There have been no grants of these awards under this plan.

       The Company's Chief Executive Officer has an option to acquire 404,720 shares of common stock may be exercised in full or in part through January 31, 2007. In fiscal 1997, the exercise price of these options was reduced from $13.64 to $11.07 and fixed annual increases of the option exercise price were eliminated. The Company recorded compensation expense of $1,040,000 and an income tax benefit of $392,000 for the change in exercise price for the year ended January 31, 1998.

       In fiscal 1996, the Company adopted the management stock purchase plan that authorizes the issuance of up to 227,655 shares of common stock, pursuant to agreements providing for the purchase of Restricted Stock Units (RSU's). The cost of each RSU is equal to 75% of the fair market value of the common stock of the Company on the date the RSU is awarded. As of January 31, 1998 there were no RSU's awarded under the Plan. As of January 31, 1999, there were 8,025 RSU's outstanding. The Company recorded approximately $50,000 of compensation expense at the time the RSU's were awarded.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

       A summary of information with respect to all stock option plans is as follows:

                                                                         WEIGHTED AVERAGE
                                                              OPTIONS     EXERCISE PRICE
                                                             ---------   ----------------
Outstanding at January 31, 1996                              1,344,616      $    12.08
   Granted                                                     217,254           13.70
   Exercised                                                    (6,425)          10.09
   Forfeited                                                   (23,777)          10.84
                                                             ---------      ----------

Outstanding at January 31, 1997                              1,531,668      $    12.33
   Granted                                                     932,617           13.20
   Exercised                                                    (6,612)           6.48
   Forfeited                                                  (660,119)          15.30
                                                             ---------      ----------

Outstanding at January 31, 1998                              1,797,554      $    11.72
   Granted                                                     787,162           11.05
   Exercised                                                   (13,728)          13.35
   Forfeited                                                  (654,304)          13.56
                                                             ---------      ----------

Outstanding at January 31, 1999                              1,916,684      $    10.80
                                                             ---------      ----------

   Reserved and available for grant at January 31, 1999        455,272

       At January 31, 1999, the options outstanding and options exercisable, and their related weighted average exercise price, and the weighted average remaining contractual life for the ranges of exercise prices are shown in the table below. The table does not include 3,841 shares issued to outside directors at an exercise price of $.20.

                                                          WEIGHTED-     WEIGHTED-
                                                          AVERAGE        AVERAGE
                                                          EXERCISE      REMAINING
                                             OPTIONS       PRICE     CONTRACTUAL LIFE
                                            ---------     ---------  ----------------
RANGE:  $5.34 - $6.92
Options outstanding at January 31, 1999       252,370     $    5.56     2.8 years
Options exercisable at January 31, 1999       212,820     $    5.50

RANGE:  $10.00 - $14.03
Options outstanding at January 31, 1999     1,635,355     $   11.57     7.8 years
Options exercisable at January 31, 1999       756,446     $   11.24

PRICE: $15.00
Options outstanding at January 31, 1999        25,118     $   15.00     3.6 years
Options exercisable at January 31, 1999         7,032     $   15.00

       At January 31, 1997, 1998 and 1999, the number of options exercisable was 201,743, 771,649 and 980,139, respectively, and the weighted average exercise price of those options was $7.31, $9.77 and $9.98, respectively.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

       The Company applies APB 25 in accounting for its Plans. Since the Company grants all stock options, except for options granted and re-priced to the Company's Chief Executive Officer as described above, with an exercise price equal to or greater than the current market price of the stock on the grant date, compensation expense recorded is not significant. Had the Company determined compensation cost based on the minimum value at the date of grant for its stock options under SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                  1996              1997               1998
                                                             -------------      -------------      -------------

           Net income (loss)
              As reported                                    $       3,796      $       8,598      $         465
              Pro forma                                              3,478              6,894               (429)

           Earnings (loss) per share:
              As reported - basic:                                     .44               1.01                .04
              As reported - diluted                                    .43                .98                .04
              Pro forma - basic                                        .41                .81               (.04)
              Pro forma - diluted                                      .40                .79               (.04)

       The calculation of the effect on net income includes only options granted during fiscal 1996, 1997 and 1998. Therefore, the full impact of measuring compensation cost for stock options under SFAS 123 is not reflected in the calculation because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to February 1, 1996 is not considered.

       The per share weighted average exercise price and the per share weighted average minimum and fair value of stock options at the date of grant, using the Black-Scholes option-pricing model for SFAS 123 disclosure purposes, is as follows:

                                                                          MINIMUM          FAIR
                                           EXERCISE PRICE                  VALUE           VALUE
                                    ----------------------------     -----------------     ------
                                     1996       1997       1998       1996       1997       1998
                                    ------     ------     ------     ------     ------     ------

Options granted at market price     $14.03     $13.64     $10.55     $ 6.84     $ 6.48     $ 7.06
Options granted at prices
    exceeding market price              --      16.53      12.94         --       4.14       2.82
Options granted at prices below
    market price                     11.13      11.06       6.19       6.25       7.25       4.55
Total options granted                13.70      13.20      11.05       6.77       6.26       7.58

       The following assumptions were used in the calculation:

                                        1996       1997       1998
                                        ----       ----       ----
           Expected dividend yield        --         --         --
           Risk-free interest rate      6.68%      6.47%      5.26%
           Expected life in years         10         10         10
           Volatility                     --         --        .59

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

(10)   STOCK REDEMPTION AGREEMENT

       The Company was a party to a stock redemption agreement with the estate of the Company's founder. Under the agreement, the estate could, at its option, require the Company to purchase shares of common stock at fair value in amounts equal to or less than specified annual obligations of $1.5 million for fiscal 1998 through 2001 and $1.0 million for fiscal 2002 and 2003. In fiscal 1997, the Company purchased shares valued at $1.5 million in aggregate pursuant to this agreement. The agreement was terminated upon the Company's stock becoming publicly traded in June 1998.

(11)   SUPPLEMENTAL CASH FLOW INFORMATION

       Cash payments for interest during fiscal 1996, 1997 and 1998 totaled $3.3 million, $3.3 million and $3.8 million, respectively. Cash payments for income taxes during fiscal 1996, 1997 and 1998 totaled $3.6 million, $2.8 million and $7.8 million, respectively.

       Non-cash investing activities during fiscal 1996 and 1997 include the transfer of videos with a depreciated cost of $4.1 million and $5.8 million, respectively, from property and equipment to merchandise inventory. There were no non-cash investing activities in fiscal 1998.

       Non-cash financing activities during fiscal 1998 include the issuance of treasury stock to pay outside director fees of approximately $31,000 and the acquisition of treasury shares for stock options exercised totaling approximately $148,000. There were no non-cash financing activities in fiscal 1996 or 1997.

(12)   CONTINGENCIES

       The Company's employees are covered under a self-insured health plan. Claims in excess of $100,000 per employee are insured by an insurance company. Estimated claims incurred but not reported have been accrued in the accompanying financial statements. Health insurance expense during fiscal 1996, 1997 and 1998 was $1.0 million, $1.1 million and $1.4 million, respectively.

       The Company is partially self-insured for workers' compensation. Claims in excess of $100,000 per accident and $1.1 million in the aggregate annually are insured by an insurance company. Estimated claims incurred but not reported have been accrued in the accompanying consolidated financial statements. Workers' compensation expense during fiscal 1996, 1997 and 1998 was $0.6 million, $0.1 million and $0.2 million, respectively.

       The Company is involved in various claims and legal actions arising from the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial statements.

(13)   SALE OF MALL STORES

       During fiscal 1993, the Company sold the assets, primarily inventory and leasehold improvements, related to 26 mall stores to Camelot Music, Inc. ("Camelot"). Proceeds from the sales were $9.4 million and the Company recognized a gain of $3.8 million. During fiscal 1994, the Company sold the assets of an additional 16 mall stores to Camelot. Proceeds from the 1994 sales were $8.7 million and the Company recognized a gain of $4.1 million. The leases on all stores were assigned to Camelot in connection with the transactions. In the initial assignments, the Company was relieved from any further liability under eight leases.

       In August 1996, Camelot filed for protection from creditors under the federal bankruptcy code. At the time Camelot filed bankruptcy, seven additional leases had expired, and the Company believed that an additional seven leases had been terminated or amended by agreement of Camelot and the lessors such that the Company

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                            January 31, 1998 and 1999

       would have no liability, leaving a total of 20 leases on which the Company believed it might have potential liability. In 1996, the Company recorded a $2.5 million reserve for future lease obligations related to these stores.

       Camelot ultimately rejected six leases in its bankruptcy proceeding, and the bankruptcy court approved the plan in December 1997. Based on these events, the Company reduced its recorded reserve for future lease obligations to $1.5 million at January 31, 1998.

       In fiscal 1998, the Company was released from contingent liability on the remaining six leases by a US Bankruptcy Court order. Accordingly, in the fourth quarter of fiscal 1998, the Company reduced the remaining $1.5 million reserve for future lease obligations to zero and included such amount in Gain (Loss) on sale of mall stores in the Consolidated Statements of Income.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this Item 10 is incorporated herein by reference from the caption "Directors, Executive Officers and Committees" in the Proxy Statement for the Company's July 16, 1999 Annual Meeting of Shareholders.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by this Item 11 is incorporated herein by reference from the caption "Executive Compensation" in the Proxy Statement for the Company's July 16, 1999 Annual Meeting of Shareholders.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 is incorporated herein by reference from the caption "Beneficial Ownership of Common Stock" in the Proxy Statement for the Company's July 16, 1999 Annual Meeting of Shareholders.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 is incorporated herein by reference from the caption "Certain Relationships and Related Transactions" in the Proxy Statement for the Company's July 16, 1999 Annual Meeting of Shareholders.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this report.

   Exhibit
   Number                                      Description
   ------                                      -----------

          3.1       (1)     Third Restated Articles of Incorporation of the Company.
          3.2       (1)     Amended and Restated Bylaws of the Company.
          4.1       (1)     Specimen of Certificate of Common Stock of the Company.
          4.2       (1)     Third Restated Articles of Incorporation of the Company (see 3.1 above).
          4.3       (1)     Amended and Restated Bylaws of the Company (see 3.2 above).
         10.1       (1)     Form of Indemnification Agreement by and between the Company and its directors and executive officers.
         10.2       (1)     Note Purchase Agreement regarding $25,000,000 7.75% Senior Notes Due June 13, 2003.
         10.3               Credit Agreement among Hastings Entertainment, Inc. and NationsBank as of December 16, 1998.
         10.4   *   (1)     Hastings Amended 1996 Incentive Stock Plan.
         10.5   *   (1)     Hastings 1994 Stock Option Plan.
         10.6   *   (1)     Hastings 1991 Stock Option Plan.
         10.7   *   (1)     Hastings Entertainment, Inc. Associates' 401(k) Plan and Trust.
         10.8   *   (1)     Hastings Employee Stock Ownership Plan Trust Agreement.
         10.9   *   (1)     Chief Executive Officer Stock Option , as amended.
        10.10   *   (1)     Corporate Officer Incentive Plan.
        10.11   *   (1)     Management Stock Purchase Plan.
        10.12   *   (1)     Management Incentive Plan.
        10.13   *   (1)     Salary Incentive Plan.
        10.14   *   (1)     Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.
        10.15       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.
        10.16       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for warehouse space located at Sunset Center in Amarillo, Texas.
        10.17       (1)     Stock Redemption Agreement dated May 3, 1994, as amended, between John H. Marmaduke,
                            Independent Executor of the Estate of Sam Marmaduke, Deceased, and the Company.
        10.18       (1)     Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.
        10.19       (1)     $1,600,000 Promissory Note and Security Agreement in favor of First Interstate Bank of Texas,
                            NA.
        10.20   *   (1)     Stock Grant Plan for Outside Directors.
        10.21   *   (1)     Form of Employment Agreement by and between the Company and certain of its executives.
         18.1               Preferability letter from KPMG LLP
         21.1       (1)     Subsidiaries of the Company.
         23.1               Consent of KPMG LLP
         24.1               Powers of Attorney (included on signature pages)
         27.1               Financial Data Schedule

-------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-47969)

(b) The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

Financial Statement Schedule II -

                          HASTINGS ENTERTAINMENT, INC.
                 Valuation and Qualifying Accounts and Reserves
                   Years Ended January 31, 1997, 1998 and 1999
                             (Amounts in thousands)

                                                              FISCAL YEAR
           DESCRIPTION                               1997         1998         1999
                                                   -------      -------      -------

Reserves deducted from assets:

Allowance for inventory returns and shrinkage:
   Balance at beginning of period                  $   330      $ 3,900      $ 5,132
   Additions charged to costs and expenses           5,727        5,289        6,957
   Deductions of write-offs                         (2,157)      (4,057)      (4,809)
                                                   -------      -------      -------
   Balance at end of period                        $ 3,900      $ 5,132      $ 7,280
                                                   =======      =======      =======


See accompanying independent auditors' report


(c) No report on Form 8-K was filed by the registrant during the fiscal year for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant, thereunto duly authorized:



                                    HASTINGS ENTERTAINMENT, INC.



DATE:  April 30, 1999               By: /s/ Dennis McGill
                                        -------------------------------------
                                        Dennis McGill
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary


                                POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes and constitutes John H. Marmaduke and Dennis McGill, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and redistribution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                Title                                              Date
---------                                -----                                              ----

/s/ John H. Marmaduke                    Chairman of the Board, President and Chief         April 30, 1999
-----------------------------------      Executive Officer (Principal Executive Officer)
John H. Marmaduke

/s/ Phillip G. Hill                      Senior Vice President, Chief Operating Officer     April 30, 1999
-----------------------------------      and Director
Phillip G. Hill

/s/ Dennis McGill                        Vice President of Finance, Chief Financial         April 30, 1999
-----------------------------------      Officer, Treasurer and Secretary (Principal
Dennis McGill                            Accounting and Financial Officer)

/s/ Leonard L. Berry                     Director                                           April 30, 1999
-----------------------------------
Leonard L. Berry

/s/ Peter A. Dallas                      Director                                           April 30, 1999
-----------------------------------
Peter A. Dallas

/s/ Gaines L. Godfrey                    Director                                           April 30, 1999
-----------------------------------
Gaines L. Godfrey

/s/ Craig R. Lentzch                     Director                                           April 30, 1999
-----------------------------------
Craig R. Lentzch

/s/ Stephen S. Marmaduke                 Director                                           April 30, 1999
-----------------------------------
Stephen S. Marmaduke

/s/ Jeffrey G. Shrader                   Director                                           April 30, 1999
-----------------------------------
Jeffrey G. Shrader

/s/ Ron G. Stegall                       Director                                           April 30, 1999
-----------------------------------
Ron G. Stegall

                               INDEX TO EXHIBITS



   Exhibit
   Number                                      Description
   ------                                      -----------

          3.1       (1)     Third Restated Articles of Incorporation of the Company.
          3.2       (1)     Amended and Restated Bylaws of the Company.
          4.1       (1)     Specimen of Certificate of Common Stock of the Company.
          4.2       (1)     Third Restated Articles of Incorporation of the Company (see 3.1 above).
          4.3       (1)     Amended and Restated Bylaws of the Company (see 3.2 above).
         10.1       (1)     Form of Indemnification Agreement by and between the Company and its directors and executive officers.
         10.2       (1)     Note Purchase Agreement regarding $25,000,000 7.75% Senior Notes Due June 13, 2003.
         10.3               Credit Agreement among Hastings Entertainment, Inc. and NationsBank as of December 16, 1998.
         10.4   *   (1      Hastings Amended 1996 Incentive Stock Plan.
         10.5   *   (1)     Hastings 1994 Stock Option Plan.
         10.6   *   (1)     Hastings 1991 Stock Option Plan.
         10.7   *   (1)     Hastings Entertainment, Inc. Associates' 401(k) Plan and Trust.
         10.8   *   (1)     Hastings Employee Stock Ownership Plan Trust Agreement.
         10.9   *   (1)     Chief Executive Officer Stock Option , as amended.
        10.10   *   (1)     Corporate Officer Incentive Plan.
        10.11   *   (1)     Management Stock Purchase Plan.
        10.12   *   (1)     Management Incentive Plan.
        10.13   *   (1)     Salary Incentive Plan.
        10.14   *   (1)     Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.
        10.15       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.
        10.16       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for warehouse space located at Sunset Center in Amarillo, Texas.
        10.17       (1)     Stock Redemption Agreement dated May 3, 1994, as amended, between John H. Marmaduke,
                            Independent Executor of the Estate of Sam Marmaduke, Deceased, and the Company.
        10.18       (1)     Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.
        10.19       (1)     $1,600,000 Promissory Note and Security Agreement in favor of First Interstate Bank of Texas,
                            NA.
        10.20   *   (1)     Stock Grant Plan for Outside Directors.
        10.21   *   (1)     Form of Employment Agreement by and between the Company and certain of its executives.
         18.1               Preferability letter from KPMG LLP
         21.1       (1)     Subsidiaries of the Company.
         23.1               Consent of KPMG LLP
         24.1               Powers of Attorney (included on signature pages)
         27.1               Financial Data Schedule

-------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-47969)