Form 10-Q
period 1999-04-30
HASTINGS ENTERTAINMENT INC
filed 1999-06-14
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

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

Number of shares outstanding of the registrant's common stock, as of June 7, 1999:

              Class                                     Shares Outstanding
--------------------------------------         ---------------------------------
Common Stock, $.01 par value per share                      11,626,336

                          HASTINGS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                  FORM 10-Q FOR THE PERIOD ENDED APRIL 30, 1999

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

              Consolidated Balance Sheets as of April 30, 1999 (Unaudited) and
              January 31, 1999                                                                              3

              Unaudited Consolidated Statements of Income - Three Months ended
              April 30, 1999 and 1998                                                                       4

              Unaudited Consolidated Statements of Cash Flows - Three Months ended
              April 30, 1999 and 1998                                                                       5

              Notes to Unaudited Consolidated Financial Statements                                        6-7

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                  7-13

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    13

PART II - OTHER INFORMATION

     Item 6 - Exhibits and Reports on Form 8-K                                                             14

SIGNATURE PAGE                                                                                             15

INDEX TO EXHIBITS                                                                                          16

PART 1 - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       APRIL 30, 1999 AND JANUARY 31, 1999
                    (Dollars in thousands, except par value)


                                                                                     April 30, 1999    January 31, 1999
                                                                                     ---------------   ----------------
ASSETS                                                                                 (Unaudited)
Current Assets:
     Cash                                                                            $         2,565    $         5,394
     Merchandise inventories                                                                 144,336            145,432
     Income taxes receivable                                                                     430                807
     Deferred income taxes                                                                       797              1,636
     Other current assets                                                                      4,816              4,599
                                                                                     ---------------    ---------------
          Total current assets                                                               152,944            157,868
                                                                                     ---------------    ---------------

Property and equipment, net of accumulated depreciation
          of $113,182 and $113,872 respectively                                               69,069             64,124
Other assets                                                                                      19                159
                                                                                     ---------------    ---------------
                                                                                     $       222,032    $       222,151
                                                                                     ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                            $         5,345    $         5,345
     Trade accounts payable                                                                   35,337             42,406
     Accrued expenses and other liabilities                                                   16,772             17,937
                                                                                     ---------------    ---------------
          Total current liabilities                                                           57,454             65,688
                                                                                     ---------------    ---------------

Long term debt, excluding current maturities                                                  46,182             39,634
Deferred income taxes                                                                            522                696

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                    --                 --
     Common stock, $.01 par value; 75,000,000 shares authorized; 11,736,923 shares issued in 1999 and 1998, 11,623,962 and 11,553,168 shares
        outstanding in 1999 and 1998, respectively                                               117                117
     Additional paid-in capital                                                               36,957             37,530
     Retained earnings                                                                        82,338             80,633
     Treasury stock, at cost                                                                  (1,538)            (2,147)
                                                                                     ---------------    ---------------
Commitments and contingencies                                                                117,874            116,133
                                                                                     ---------------    ---------------
                                                                                     $       222,032    $       222,151
                                                                                     ===============    ===============


          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)


                                                                     Three Months ended April 30,
                                                                    -------------------------------
                                                                         1999             1998
                                                                    --------------   --------------

Merchandise revenue                                                 $       80,819   $       70,834
Rental video revenue                                                        19,760           18,553
                                                                    --------------   --------------
     Total revenues                                                        100,579           89,387
                                                                    --------------   --------------

Merchandise cost of revenue                                                 56,477           50,180
Rental video cost of revenue                                                 5,720            7,537
                                                                    --------------   --------------
     Total cost of revenues                                                 62,197           57,717
                                                                    --------------   --------------

     Gross profit                                                           38,382           31,670

Selling, general and administrative expenses                                34,631           28,373
Pre-opening expense                                                            179              159
                                                                    --------------   --------------
                                                                            34,810           28,532
                                                                    --------------   --------------

     Operating income                                                        3,572            3,138

Interest expense                                                               822            1,199
                                                                    --------------   --------------

     Income before income taxes                                              2,750            1,939

Income taxes                                                                 1,045              737

                                                                    --------------   --------------
     Net income                                                     $        1,705   $        1,202
                                                                    ==============   ==============

Basic earnings per share                                            $         0.15   $         0.14
                                                                    ==============   ==============

Diluted earnings per share                                          $         0.15   $         0.14
                                                                    ==============   ==============

Weighted-average number of common shares outstanding - basic                11,599            8,466
Dilutive effect of stock options                                               148              229
                                                                    ==============   ==============
Weighted-average number of common shares outstanding - diluted              11,747            8,695
                                                                    ==============   ==============



          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                    Three Months ended April 30,
                                                                 --------------------------------
                                                                      1999              1998
                                                                 --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $        1,705    $        1,202
Adjustments to reconcile net income to net cash
  provided by operations:
     Depreciation and amortization                                        5,898             9,902
     Loss on rental videos lost, stolen and defective                     1,111             1,129
     Loss on disposal of other assets                                       182               185
     Deferred income taxes                                                  665                --
Changes in operating assets and liabilities:
     Merchandise inventory                                                1,096             1,546
     Other current assets                                                  (217)             (381)
     Trade accounts payable, accrued expenses
        and other liabilities                                            (8,200)          (19,577)
     Income taxes payable/receivable                                        377            (3,429)
                                                                 --------------    --------------
       Net cash provided by (used in) operations                          2,617            (9,423)
                                                                 --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and improvements                       (12,136)           (9,734)
Decrease in other assets                                                    140                --
                                                                 --------------    --------------
       Net cash used in investing activities                            (11,996)           (9,734)
                                                                 --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility                               70,400           101,700
Repayments under revolving credit facility                              (63,750)          (85,000)
Payments under long-term debt and capital lease obligations                (102)              (19)
Treasury stock transactions                                                   2                 4
                                                                 --------------    --------------
       Net cash provided by financing activities                          6,550            16,685
                                                                 --------------    --------------

Net decrease in cash                                                     (2,829)           (2,472)

Cash at beginning of period                                               5,394             3,840
                                                                 --------------    --------------

CASH AT END OF PERIOD                                            $        2,565    $        1,368
                                                                 ==============    ==============










          See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and Subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year. The financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The Company's fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year ended January 31, 1999 is referred to as fiscal year 1998.

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

Under the new amortization method, the Company will continue to expense revenue-sharing payments as revenues are recognized under the terms of the specific contracts with supplying studios. The capitalized cost of all rental video assets acquired for a fixed price will be amortized on an accelerated basis over six months to a salvage value of $4.00 per unit, except for rental video assets purchased for the initial stock of a new store, which will be amortized on a straight line basis over 36 months to a salvage value of $4.00. Under the old amortization method, the capitalized cost of base rental video assets (typically copies one through four of a title for each store) was amortized on a straight line basis over 36 months to a salvage value of $5.00. The capitalized cost of non-base units (typically copies five and above of a title for each store) was amortized on a straight line basis over six months to a salvage value of $5.00.

The Company anticipates that as a greater percentage of rental videos are introduced under its revenue sharing agreements, rental video asset amortization, combined with revenue-sharing expense, will increase as a percentage of total rental video revenue in fiscal 1999, as compared to fiscal 1998, due to the change in accounting method and the terms of the revenue-sharing agreements.

Options to purchase 1,102,605 shares of common stock were outstanding at April 30, 1999, but were not included in the quarter computations of diluted EPS because the option exercise prices were greater than or equal to the average market price of the common shares.

Certain prior-year amounts have been reclassified to conform to the presentation used for the current year.

3.  CONSOLIDATION POLICY

The Company operates three wholly owned subsidiaries established in fiscal 1998:
Hastings College Stores, Inc., Hastings Properties, Inc. and Hastings Internet, Inc. The consolidated financial statements present the results of Hastings Entertainment, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash financing activities during the three months ended April 30, 1999 includes the acquisition of treasury shares for stock options exercised totaling approximately $996,000 and the issuance of treasury stock to pay outside director fees of approximately $34,000. There were no non-cash financing activities in the three months ended April 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in the Report on Form 10-Q. Additional information concerning factors that could cause results to differ materially from those forward-looking statements is contained below under the paragraph captioned, "Statements Regarding Forward-looking Disclosure."

GENERAL

The Company is a multimedia entertainment superstore and Internet retailer that combines the sale of books, music, software, periodicals, videocassettes and DVDs with the rental of videocassettes, video games and DVDs. By offering a broad array of products within several distinct but complementary categories, the Company strives to appeal to a wide range of customers and position its superstores as destination entertainment stores in its targeted small to medium-sized markets. As of April 30, 1999, the Company operated 131 superstores averaging 21,200 square feet in small to medium-sized markets located throughout the Midwestern and Western United States. The Company opened two new superstores in the fiscal quarter ended April 30, 1999.

SUMMARY OF STORE ACTIVITY


                                        Three Months Ended                  Year Ended
                                    ---------------------------    ------------------------------
                                     April 30,      April 30,      January 31,      January 31,
                                        1999           1998            1999            1998
                                    -------------   -----------    -------------   --------------

Hastings Superstores:
Beginning number of stores                   129           117              117              111
Openings                                       2             -               12                8
Closings                                       -             -                -               (2)
                                    ============    ==========     ============    =============
Ending number of stores                      131           117              129              117
                                    ============    ==========     ============    =============



RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's unaudited consolidated statements of income as a percentage of revenues:


                                                        Three Months Ended April 30,
                                                     --------------------------------
                                                           1999              1998
                                                     --------------    --------------

Merchandise revenue                                            80.4%             79.2%
Rental video revenue                                           19.6              20.8
                                                     --------------    --------------
     Total revenues                                           100.0             100.0

Merchandise cost of revenue                                    69.9              70.8
Rental video cost of revenue                                   28.9              40.6
                                                     --------------    --------------
     Total cost of revenues                                    61.8              64.6
                                                     --------------    --------------

     Gross profit                                              38.2              35.4

Selling, general and administrative expenses                   34.4              31.7
Pre-opening expenses                                            0.2               0.2
                                                     --------------    --------------
                                                               34.6              31.9
                                                     --------------    --------------

Operating income                                                3.6               3.5

Interest expense                                                0.8               1.3
                                                     --------------    --------------

     Income before income taxes                                 2.7               2.2

Income taxes                                                    1.0               0.8
                                                     --------------    --------------

     Net income                                                 1.7%              1.3%
                                                     ==============    ==============

Revenues and Gross Profit:

For the three months ended April 30, 1999, total revenues increased $11.2 million, or 12.5%, to $100.6 million from $89.4 million during the three months ended April 30, 1998. Each significant merchandise category exhibited growth, with sale video and video games providing the largest gains on a percentage basis. Merchandise revenue in the three months ended April 30, 1999 totaled $80.8 million, an increase of $10.0 million or 14.1%, from $70.8 million for the three months ended April 30, 1998. Rental video revenue for the three months ended April 30, 1999 increased $1.2 million, or 6.5%, to $19.8 million from $18.6 million in the three months ended April 30, 1998.

Comparable-store revenues increased by 5.5% for the three months ended April 30, 1999, compared to the three months ended April 30, 1998. A store's revenue is included in the comparable-store revenue growth calculation after it has been open for 60 weeks.

Total cost of revenues increased by $4.5 million, or 7.8%, to $62.2 million in the three months ended April 30, 1999, compared with $57.7 million in the three months ended April 30, 1998. Gross profit as a percentage of revenues was 38.2% in the three months ended April 30, 1999, compared to 35.4% for the same period in fiscal 1998. Gross profit from merchandise revenue increased to $24.3 million, or 30.1% of merchandise revenue, in the three months ended April 30, 1999, compared to gross profit from merchandise revenue of $20.7 million, or 29.2% of merchandise revenue, for the three months ended April 30, 1998. Management attributes the improvement in merchandise gross profit percentage to better purchasing deals from vendors, introduction of higher-margin products and increases to certain retail selling prices.

Rental video gross profit increased to $14.0 million in the three months ended April 30, 1999, from $11.0 million in the three months ended April 30, 1998. Rental video gross profit as a percentage of rental video revenue improved to 71.1% of rental video revenue in the three months ended April 30, 1999 from 59.4% in the three months ended April 30, 1998. Management attributes the increase in rental video margin to lower depreciation expense and higher than anticipated revenue from videocassettes purchased prior to January 31, 1999. Management believes rental video margin will be in line with original estimates for the remainder of fiscal year 1999; however, no assurances can be made in this regard.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses ("SG&A"), totaled $34.6 million in the three months ended April 30, 1999, compared to $28.4 million in the three months ended April 30, 1998. SG&A as a percentage of revenues increased to 34.4% of total revenues in the three months ended April 30, 1999 from 31.7% of total revenues in the three months ended April 30, 1998. The primary factors contributing to this increase in SG&A as a percentage of revenues were higher product return expenses and net advertising expense.

Interest expense decreased to $0.8 million, or 0.8% of revenues, in the three months ended April 30, 1999, versus $1.2 million, or 1.3% of revenues, in the three months ended April 30, 1998. The decline in interest expense was primarily due to lower average borrowing levels. Income tax expense was $1.0 million, or 38.0% of income before income taxes, in the three months ended April 30, 1999, versus $0.7 million, or 38.0% of income before taxes, in the three months ended April 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements arise from purchasing, warehousing and merchandising inventory and rental video assets, opening new superstores, expanding existing superstores, and funding the expansion of its Internet Web site. The Company's primary sources of working capital are cash flow from operations, trade credit from vendors, borrowings from its unsecured Revolving Credit Facility (the "Facility") and, for fiscal 1998, proceeds from the issuance of common stock.

As of April 30, 1999, the Company's total debt capacity consisted of $25.0 million of its unsecured Series A Senior Notes (the "Notes") due 2003 with an effective interest rate of 7.53% and its Facility. Total outstanding indebtedness as of April 30, 1999 under the Notes and the Facility was $49.3 million. The Notes provide for annual mandatory payments of principal of $5.0 million beginning June 13, 1999 and contain a number of covenants that restrict the operations of the Company. These covenants address, among other matters, the maintenance of specified financial ratios and net worth requirements and certain restrictions with respect to additional indebtedness, transactions with related parties, investments and capital expenditures.

The Facility bears interest at variable rates based on the lender's base rate (8.5% at April 30, 1998 and 1999) and LIBOR (6.68% and 5.75% at April 30, 1998
and 1999, respectively) and expires on December 16, 2001. The Facility includes provisions that, among other things, require the maintenance of specified financial ratios and net worth requirements. Further, the Facility imposes certain restrictions with respect to additional indebtedness, transactions with related parties, investments and capital expenditures.

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

At April 30, 1999, the Company had one other debt obligation totaling $0.7 million. The principal on this obligation is payable quarterly until maturity in May 2002. In addition, the Company maintains two capitalized lease obligations with terms of 15 years. The total amount of these obligations was $1.5 million at April 30, 1999.

Net cash provided by operations for the three months ended April 30, 1999 was $2.6 million, compared with net cash used in operations of $9.4 million in the three months ended April 30, 1998. The primary operating cash inflows for the three months ended April 30, 1999 reflect net income, and other working capital accounts, including trade accounts payable, accrued expenses and other liabilities which improved in the three months ended April 30, 1999 compared to the three months ending April 30, 1998.

Net cash used in investing activities for the three months ended April 30, 1999 was $12.0 million, primarily related to the opening of new superstores and the purchase of rental video assets compared to $9.7 million in the three months ended April 30, 1998. The increase in cash used in investing activities for the comparable three-month periods is due primarily to capital expenditures related to the opening of superstores.

Net cash provided by financing activities in the three months ended April 30, 1999 was $6.6 million, compared to net cash provided by financing activities of $16.7 million in the three months ended April 30, 1998. The decrease in net cash provided by financing activities resulted primarily from reduced borrowing levels under the Facility.

During the three months ended April 30, 1999, the Company's net borrowing under the Facility was $6.7 million.

The Company believes that the net proceeds from the June 1998 initial public offering, cash flow from operations and borrowings under the Facility will be sufficient to fund its ongoing operations, new superstores and superstore expansions through fiscal 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issued:

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998. The statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of this statement is not expected to have a material impact on the Company.

SEASONALITY AND INFLATION

As is the case with many retailers, a significant portion of the Company's revenues, and an even greater portion of its operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. As a result, a substantial portion of the Company's annual earnings has been, and will continue to be, dependent on the results of this quarter. The Company experiences reduced videocassette rental in the Spring because customers generally spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympics or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music and videocassette titles, the cost of the new release or "best renter" titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect retailers in general and the Company in particular.

The Company does not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on the Company's operating results to the extent such increases are not passed along to customers.

YEAR 2000 COMPLIANCE

The Year 2000 issue is primarily the result of Information Technology ("IT") and non-IT systems of various kinds using a two-digit format rather than a four-digit format to define a specific year. For example, "98" represents the calendar year 1998, as opposed to a four-digit format "1998." Such systems will be unable to accurately interpret or process dates beyond the year 1999, which could cause a system failure, or other computer errors, and result in a disruption of the system(s).

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

    5. A census and assessment of business partners' state of readiness;

    6. Contingency planning to assess worst-case scenarios.

Inventories, assessment and testing of Year 2000 compliance have been substantially completed for all the Company's internal and external IT systems, hardware and operating systems. Most of the Company's internal IT systems have been developed and implemented since 1994, with a goal of implementation including Year 2000 compliance. Two internal systems were identified that contained potential risks; both systems have been replaced, and the replacement systems have been tested and are Year 2000 compliant. Two non-compliant external systems were replaced during the three months ended April 30, 1999. Mechanical systems such as HVAC, telecommunications, power supplies and thermostats are being checked individually and with each manufacturer.

The Company is tracking the Year 2000 compliance status of its vendors and suppliers using a census and tracking system provided by the National Retail Federation, of which the Company is a member. Vendor and service provider Year 2000 compliance status is being determined by means of a survey being conducted by the National Retail Federation. Contingency plans are in place for any vendor that fails to provide compliance certification by June 30, 1999, or which subsequently demonstrates a failure in product delivery systems. If a major vendor cannot prove its compliance, it is expected that the vendor will be removed as an authorized vendor of the Company and products obtained from alternative and compliant vendors, or the vendor will be converted to a manual system.

Risks of Year 2000 issues:

The Company could experience material and adverse effects on its business operating results and financial condition as a result of the Year 2000 problem. Currently, the most likely source of risk to the Company would be the failure of a critical vendor, such as a wholesale distributor, to be able to provide product for which the Company has no alternative supplier.

While the Company believes its Year 2000 projects will be completed on a timely basis, failure to successfully complete significant portions of its Year 2000 program could have a material adverse effect on various phases of the Company's retail operation, and therefore on its operating results and financial condition. Also, there can be no assurances that IT and non-IT systems of third parties that the Company may rely upon will be Year 2000 compliant in a timely manner, and therefore the Company could be adversely affected by failure of a significant third party to become Year 2000 compliant. Possible consequences of Year 2000 issues causing business interruption include, but are not limited to, loss of communications links with certain store locations and the inability to process transactions, send purchase orders or engage in similar normal business activities. In addition, since there is no uniform definition of Year 2000 compliance, not all situations can be anticipated.

Contingency Plans:

The Company is preparing its contingency plans to identify the most likely worst-case scenarios and the proper response to each. Preliminary plans are being reviewed, and primarily revolve around responses to a failure in the ability of one or more the Company's business partners to provide products or services. Comprehensive contingency plans for review were initiated during the first quarter of fiscal 1999 with completion anticipated during the second quarter of fiscal 1999.

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

STATEMENTS REGARDING FORWARD-LOOKING DISCLOSURE

Certain of the statements set forth above are forward-looking statements within the meaning of the Securities Exchange Act of 1934. Such statements are based upon management's current expectations and are subject to a number of factors and uncertainties which could cause actual results to differ materially from those described herein. The forward-looking statements set forth above are subject to a number of factors and uncertainties, including those set forth under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (File No. 333-47969) declared effective on June 11, 1998, and as described in the Company's subsequent annual and quarterly reports on file with the Securities and Exchange Commission.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in the Company's inherent market risks since the disclosures made in the Company's Annual Report on Form 10-K for the year ended January 31, 1999.

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



                                    HASTINGS ENTERTAINMENT, INC.



DATE:  June 14, 1999                By: /s/ Dennis McGill
                                        --------------------------------
                                        Dennis McGill
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                     DESCRIPTION OF DOCUMENTS
-------                    ------------------------

27.1          Financial Data Schedule