Form 10-Q
period 1999-07-31
HASTINGS ENTERTAINMENT INC
filed 1999-09-14
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

Number of shares outstanding of the registrant's common stock, as of September 3, 1999:

                    Class                                                  Shares Outstanding
----------------------------------------------------                  ----------------------------------------
Common Stock, $.01 par value per share                                          11,628,973

                          HASTINGS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                  FORM 10-Q FOR THE PERIOD ENDED JULY 31, 1999

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----

PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

              Consolidated Balance Sheets as of July 31, 1999 (Unaudited) and
              January 31, 1999                                                                              3

              Unaudited Consolidated Statements of Income for the Three Months and the
              Six Months ended July 31, 1999 and 1998                                                       4

              Unaudited Consolidated Statements of Cash Flows for the Six Months ended
              July 31, 1999 and 1998                                                                        5

              Notes to Unaudited Consolidated Financial Statements                                        6-7

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                  7-14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    14

PART II - OTHER INFORMATION

     Item 5 - Other Information                                                                            15

     Item 6 - Exhibits and Reports on Form 8-K                                                             15

SIGNATURE PAGE                                                                                             16

INDEX TO EXHIBITS                                                                                          17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       JULY 31, 1999 AND JANUARY 31, 1999
                    (Dollars in thousands, except par value)


                                                                                   July 31, 1999    January 31, 1999
                                                                                   -------------    ----------------
                                                                                    (Unaudited)

ASSETS
Current Assets:
     Cash                                                                              $   3,802          $   5,394
     Merchandise inventories                                                             139,143            145,432
     Income taxes receivable                                                                --                  807
     Deferred income taxes                                                                   244              1,636
     Other current assets                                                                  5,934              4,599
                                                                                       ---------          ---------
          Total current assets                                                           149,123            157,868
                                                                                       ---------          ---------

Property and equipment, net of accumulated depreciation
          of $112,136 and $113,872 respectively                                           74,374             64,124
Other assets                                                                                  18                159

                                                                                       ---------          ---------
                                                                                       $ 223,515          $ 222,151
                                                                                       =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                              $   5,349          $   5,345
     Trade accounts payable                                                               29,676             42,406
     Accrued expenses and other liabilities                                               15,379             17,937
     Income taxes payable                                                                    957               --
                                                                                       ---------          ---------
          Total current liabilities                                                       51,361             65,688
                                                                                       ---------          ---------

Long term debt, excluding current maturities                                              51,518             39,634
Deferred income taxes                                                                        622                696

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued              --                 --
     Common stock, $.01 par value; 75,000,000 shares authorized; 11,736,923 shares issued in 1999 and 1998, 11,623,962 and 11,553,168 shares
        outstanding in 1999 and 1998, respectively                                           117                117
     Additional paid-in capital                                                           36,938             37,530
     Retained earnings                                                                    84,427             80,633
     Treasury stock, at cost                                                              (1,468)            (2,147)
                                                                                       ---------          ---------
                                                                                         120,014            116,133
Commitments and contingencies
                                                                                       ---------          ---------
                                                                                       $ 223,515          $ 222,151
                                                                                       =========          =========

     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
            THREE MONTHS AND SIX MONTHS ENDED JULY 31, 1999 AND 1998
                      (In thousands, except per share data)


                                                   Three Months Ended July 31,       Six Months Ended July 31,
                                                   ---------------------------      --------------------------
                                                      1999            1998            1999             1998
                                                    --------        --------        ---------        ---------

Merchandise revenue                                 $ 82,034        $ 71,688        $ 162,854        $ 142,522
Rental video revenue                                  20,404          19,499           40,163           38,052
                                                    --------        --------        ---------        ---------
     Total revenues                                  102,438          91,187          203,017          180,574

Merchandise cost of revenue                           56,079          48,312          112,556           98,491
Rental video cost of revenue                           7,595           7,404           13,314           14,942
                                                    --------        --------        ---------        ---------
     Total cost of revenues                           63,674          55,716          125,870          113,433
                                                    --------        --------        ---------        ---------

     Gross profit                                     38,764          35,471           77,147           67,141

Selling, general and administrative expenses          33,912          30,928           68,544           59,212
Pre-opening expenses                                     538             611              717              859
                                                    --------        --------        ---------        ---------
                                                      34,450          31,539           69,261           60,071
                                                    --------        --------        ---------        ---------

Operating income                                       4,314           3,932            7,886            7,070

  Interest expense                                       955             955            1,776            2,155
                                                    --------        --------        ---------        ---------

     Income before income taxes                        3,359           2,977            6,110            4,915

Income taxes                                           1,271           1,179            2,316            1,915
                                                    --------        --------        ---------        ---------

     Net income                                     $  2,088        $  1,798        $   3,794        $   3,000
                                                    ========        ========        =========        =========

Basic earnings per share                            $   0.18        $   0.18        $    0.33        $    0.32
                                                    ========        ========        =========        =========

Diluted earnings per share                          $   0.18        $   0.17        $    0.32        $    0.31
                                                    ========        ========        =========        =========

Weighted average number of common shares
outstanding--basic                                    11,626          10,166           11,613            9,358
Dilutive effect of stock options                         230             191              188              210
                                                    --------        --------        ---------        ---------
Weighted average number of common shares
outstanding--diluted                                  11,856          10,357           11,801            9,568
                                                    ========        ========        =========        =========




     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                Six Months ended July 31,
                                                             -------------------------------
                                                                   1999           1998
                                                                ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                      $   3,794      $   3,000
Adjustments to reconcile net income to net cash
  provided by operations:
     Depreciation and amortization                                 14,377         17,344
     Loss on rental videos lost, stolen and defective               1,034          2,451
     Loss on disposal of other assets                                 235          2,037
     Deferred income taxes                                          1,318           (456)
Changes in operating assets and liabilities:
     Merchandise inventory                                          6,289         (2,167)
     Other current assets                                            (528)          (175)
     Trade accounts payable, accrued expenses
        and other liabilities                                     (15,254)       (17,592)
     Income taxes payable/receivable                                  957         (2,716)
                                                                ---------      ---------
       Net cash provided by operations                             12,222          1,726
                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and improvements                 (25,896)       (22,926)
Decrease in other assets                                              141           --
                                                                ---------      ---------
       Net cash used in investing activities                      (25,755)       (22,926)
                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility                        128,750        182,400
Repayments under revolving credit facility                       (111,750)      (198,600)
Payments under long-term debt and capital lease obligations        (5,112)          (248)
Proceeds from initial public offering                                --           35,911
Treasury stock transactions                                            53              7
                                                                ---------      ---------
       Net cash provided by financing activities                   11,941         19,470
                                                                ---------      ---------

Net decrease in cash                                               (1,592)        (1,730)

Cash at beginning of period                                         5,394          3,840
                                                                ---------      ---------

CASH AT END OF PERIOD                                           $   3,802      $   2,110
                                                                =========      =========



          See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year. The financial statements contained herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999. The Company's fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2000 is referred to as fiscal 1999.

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

Under the new amortization method, the Company is continuing to expense revenue-sharing payments as revenues are recognized under the terms of the specific contracts with supplying studios. The capitalized cost of all rental video assets acquired for a fixed price is being amortized on an accelerated basis over six months to a salvage value of $4.00 per unit, except for rental video assets purchased for the initial stock of a new store, which is being amortized on a straight line basis over 36 months to a salvage value of $4.00. Under the old amortization method, the capitalized cost of base rental video assets (typically copies one through four of a title for each store) was amortized on a straight line basis over 36 months to a salvage value of $5.00. The capitalized cost of non-base units (typically copies five and above of a title for each store) was amortized on a straight line basis over six months to a salvage value of $5.00.

The Company anticipates that as a greater percentage of rental videos are introduced under its revenue-sharing agreements, rental video asset amortization, combined with revenue-sharing expense, will increase as a percentage of total rental video revenue in fiscal 1999, as compared to fiscal 1998, due to the change in accounting method and the terms of the revenue-sharing agreements.

Options to purchase 751,728 shares of common stock were outstanding at July 31, 1999, but were not included in the quarter computations of diluted EPS because the option exercise prices were greater than or equal to the average market price of the common shares.

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

4.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash financing activities during the six months ended July 31, 1999 includes the receipt of shares of the Company's common stock valued at $996,000 relating to the exercise of stock options and the issuance of treasury stock to pay outside director fees of approximately $35,000. There were no non-cash financing activities in the six months ended July 31, 1998.


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

GENERAL

The Company is a multimedia entertainment superstore and Internet retailer that combines the sale of books, music, software, periodicals, videocassettes and DVDs with the rental of videocassettes, video games and DVDs. By offering a broad array of products within several distinct but complementary categories, the Company strives to appeal to a wide range of customers and position its superstores as destination entertainment stores in its targeted small to medium-sized markets. As of July 31, 1999, the Company operated 138 superstores averaging 21,500 square feet in small to medium-sized markets located throughout the United States. The Company opened seven new superstores in the three months ended July 31, 1999, for a total of nine new superstores opened year-to-date in fiscal 1999.

SUMMARY OF STORE ACTIVITY

                                          Quarter Ended                Six Months Ended           Year Ended
                                    --------------------------    ---------------------------   ----------------
                                     July 31,       July 31,       July 31,       July 31,        January 31,
                                       1999           1998           1999           1998             1999
                                    ------------   -----------    ------------   ------------   ----------------

Hastings Superstores:
Beginning number of stores               131           117            129            117              117
Openings                                   7             6              9              6               12
Closings                                  --            --             --             --               --
                                        ----          ----           ----           ----             ----
Ending number of stores                  138           123            138            123              129
                                        ====          ====           ====           ====             ====

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's unaudited consolidated statements of income as a percentage of revenues:

                                                    Three Months Ended July 31,      Six Months Ended July 31,
                                                    ---------------------------      -------------------------
                                                        1999            1998            1999            1998
                                                      -------         -------         -------         -------

Merchandise revenue                                      80.1%           78.6%           80.2%           78.9%
Rental video revenue                                     19.9            21.4            19.8            21.1
                                                      -------         -------         -------         -------
     Total revenues                                     100.0           100.0           100.0           100.0

Merchandise cost of revenue                              68.4            67.4            69.1            69.1
Rental video cost of revenue                             37.2            38.0            33.2            39.3
                                                      -------         -------         -------         -------
     Total cost of revenues                              62.2            61.1            62.0            62.8
                                                      -------         -------         -------         -------

     Gross profit                                        37.8            38.9            38.0            37.2

Selling, general and administrative expenses             33.1            33.9            33.8            32.8
Pre-opening expenses                                      0.5             0.7             0.3             0.5
                                                      -------         -------         -------         -------
                                                         33.6            34.6            34.1            33.3
                                                      -------         -------         -------         -------

Operating income                                          4.2             4.3             3.9             3.9

Interest expense                                          0.9             1.0             0.9             1.2
                                                      -------         -------         -------         -------

     Income before income taxes                           3.3             3.3             3.0             2.7

Income taxes                                              1.3             1.3             1.1             1.0
                                                      -------         -------         -------         -------

     Net income                                           2.0%            2.0%            1.9%            1.7%
                                                      =======         =======         =======         =======


THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998:

Revenues and Gross Profit:

For the three months ended July 31, 1999, total revenues increased $11.2 million, or 12.3%, to $102.4 million from $91.2 million during the three months ended July 31, 1998. Merchandise revenue in the three months ended July 31, 1999 totaled $82.0 million, an increase of $10.3 million or 14.4%, from $71.7 million for the three months ended July 31, 1998. Each significant merchandise category exhibited growth, with sale video and video games providing the largest gains on a percentage basis. Rental video revenue for the three months ended July 31, 1999 increased $0.9 million, or 4.6%, to $20.4 million from $19.5 million in the three months ended July 31, 1998.

Comparable-store revenues increased by 4.9% for the three months ended July 31, 1999, compared to the three months ended July 31, 1998. A store's revenue is included in the comparable-store revenue growth calculation after it has been open for 60 weeks.

Total cost of revenues increased by $8.0 million, or 14.3%, to $63.7 million in the three months ended July 31, 1999, compared with $55.7 million in the three months ended July 31, 1998. Gross profit as a percentage of revenues was 37.8% in the three months ended July 31, 1999, compared to 38.9% for the same period in fiscal 1998. Gross profit from merchandise revenue increased to $26.0 million, or 31.6% of merchandise revenue, in the three months ended July 31, 1999, compared to gross profit from merchandise revenue of $23.4 million, or 32.6% of merchandise revenue, for the three months ended July 31, 1998. Management attributes the decline in merchandise gross profit percentage to increased promotional coupon activity and increased purchase cost of music products sold.

Rental video gross profit increased 5.9% to $12.8 million in the three months ended July 31, 1999, from $12.1 million in the three months ended July 31, 1998. Rental video gross profit as a percentage of rental video revenue improved to 62.8% of rental video revenue in the three months ended July 31, 1999 from 62.0% in the three months ended July 31, 1998. Management attributes the increase in rental video margin to lower depreciation expense and higher than anticipated revenue from videocassettes purchased prior to January 31, 1999.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses ("SG&A") totaled $33.9 million in the three months ended July 31, 1999, compared to $30.9 million in the three months ended July 31, 1998. SG&A, excluding pre-opening expenses related to new stores, as a percentage of revenues decreased to 33.1% of total revenues in the three months ended July 31, 1999 from 33.9% in the three months ended July 31, 1998. The primary factor contributing to this decrease in SG&A as a percentage of revenues was lower product return expenses. Pre-opening expenses were $0.5 million in the three months ended July 31, 1999, compared to $0.6 million in the three months ended July 31, 1998. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening. The Company opened seven new superstores in the three months ended July 31, 1999 compared to six new superstores opened in the three months ended July 31, 1998.

Interest expense was $1.0 million, or 0.9% of revenues, in the three months ended July 31, 1999, compared to $1.0 million, or 1.0% of revenues, in the three months ended July 31, 1998. Income tax expense was $1.3 million, or 37.8% of income before income taxes, in the three months ended July 31, 1999, versus $1.2 million, or 39.6% of income before taxes, in the three months ended July 31, 1998. This decline in income taxes as a percentage of income before taxes is a result of tax planning initiated in the fiscal year ended January 31, 1999.

SIX MONTHS ENDED JULY 31, 1999 COMPARED TO SIX MONTHS ENDED JULY 31, 1998:

Revenues and Gross Profit:

For the six months ended July 31, 1999, total revenues increased $22.4 million, or 12.4%, to $203.0 million from $180.6 million during the six months ended July 31, 1998. Merchandise revenue in the six months ended July 31, 1999 totaled $162.9 million, an increase of $20.3 million or 14.3%, from $142.5 million for the six months ended July 31, 1998. Each significant merchandise category exhibited growth, with sale video providing the largest gain on a percentage basis. Rental video revenue for the six months ended July 31, 1999 increased $2.1 million, or 5.5%, to $40.2 million from $38.1 million in the six months ended July 31, 1998.

Comparable-store revenues increased by 5.2% for the six months ended July 31, 1999, compared to the six months ended July 31, 1998. A store's revenue is included in the comparable-store revenue growth calculation after it has been open for 60 weeks.

Total cost of revenues increased by $12.4 million, or 11.0%, to $125.9 million in the six months ended July 31, 1999, compared with $113.4 million in the six months ended July 31, 1998. Gross profit as a percentage of revenues was 38.0% in the six months ended July 31, 1999, compared to 37.2% for the same period in fiscal 1998. Gross profit from merchandise revenue was $50.3 million, or 30.9% of merchandise revenue, in the six months ended July 31, 1999, compared to gross profit from merchandise revenue of $44.0 million, or 30.9% of merchandise revenue, for the six months ended July 31, 1998. Gross profit from rental video revenue was $26.9, or 66.9% of rental video revenue, in the six months ended July 31, 1999, compared to gross profit from rental video revenue of $23.1, or 60.7% of rental video revenue, for the six months ended July 31, 1998. Management attributes the increase in rental video margin to lower depreciation expense and higher than anticipated revenue from videocassettes purchased prior to January 31, 1999.

Selling, General and Administrative Expenses:

SG&A totaled $68.5 million in the six months ended July 31, 1999, compared to $59.2 million in the six months ended July 31, 1998. SG&A, excluding pre-opening expenses related to new stores, as a percentage of revenues increased to 33.8% of total revenues in the six months ended July 31, 1999 from 32.8% in the six months ended July 31, 1998. The primary factors contributing to this increase in SG&A as a percentage of revenues were higher product return expenses and net advertising expense in the first quarter of fiscal 1999. Pre-opening expenses were $0.7 million in the six months ended July 31, 1999, compared to $0.9 million in the six months ended July 31, 1998. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening. The Company opened nine new superstores in the six months ended July 31, 1999 compared to six new superstores opened in the six months ended July 31, 1998.

Interest expense was $1.8 million, or 0.9% of revenues, in the six months ended July 31, 1999, compared to $2.2 million, or 1.2% of revenues, in the six months ended July 31, 1998. Income tax expense was $2.3 million, or 37.9% of income before income taxes, in the six months ended July 31, 1999, versus $1.9 million, or 39.0% of income before taxes, in the six months ended July 31, 1998. This decline in income taxes as a percentage of income before taxes is a result of tax planning initiated in the fiscal year ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements arise from purchasing, warehousing and merchandising inventory and rental video assets, opening new superstores, expanding existing superstores, and funding the expansion of its Internet Web site. The Company's primary sources of working capital are cash flow from operations, trade credit from vendors, borrowings from its unsecured $45.0 million Revolving Credit Facility (the "Facility") and, for fiscal 1998, proceeds from the issuance of common stock.

As of July 31, 1999, the Company's total debt capacity consisted of $20.0 million of its unsecured Series A Senior Notes (the "Notes") due 2003 with an effective interest rate of 7.53% and its Facility. Total outstanding indebtedness as of July 31, 1999 under the Notes and the Facility was $54.7 million. The Notes provide for annual mandatory payments of principal of $5.0 million beginning June 13, 1999 and contain a number of covenants that restrict the operations of the Company. These covenants address, among other matters, the maintenance of specified financial ratios and net worth requirements and certain restrictions with respect to additional indebtedness, transactions with related parties, investments and capital expenditures.

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

The Facility bears interest at variable rates based on the lender's base rate (8.0% at July 31, 1998 and 1999) and LIBOR (6.6% and 5.8% at July 31, 1998 and
1999, respectively) and expires on December 16, 2001. The Facility includes provisions that, among other things, require the maintenance of specified financial ratios and net worth requirements. Further, the Facility imposes certain restrictions with respect to additional indebtedness, transactions with related parties, investments and capital expenditures.

At July 31, 1999, the Company had one other debt obligation totaling $0.4 million. The principal on this obligation is payable quarterly until maturity in May 2002. In addition, the Company maintains two capitalized lease obligations with terms of 15 years. The total amount of these obligations was $1.5 million at July 31, 1999.

Net cash provided by operations for the six months ended July 31, 1999 was $12.2 million, compared with net cash provided by operations of $1.7 million in the six months ended July 31, 1998. The primary operating cash inflows for the six months ended July 31, 1999 reflect net income, and other working capital accounts, including inventory, accrued expenses and other liabilities which improved in the six months ended July 31, 1999 compared to the six months ending July 31, 1998.

Net cash used in investing activities for the six months ended July 31, 1999 was $25.8 million compared to $22.9 million in the six months ended July 31, 1998. The increase in cash used in investing activities is due primarily to capital expenditures related to the opening of superstores.

Net cash provided by financing activities in the six months ended July 31, 1999 was $11.9 million, primarily relating to net borrowings under the Facility used to fund new store expansion, compared to net cash provided by financing activities of $19.5 million during the six months ended July 31, 1998, primarily related to $35.9 million of proceeds from the Company's initial public offering which was used to repay debt.

During the six months ended July 31, 1999, the Company's net borrowing under the Facility was $17.0 million compared to net repayment of $16.2 million in the six months ended July 31, 1998.

The Company believes that cash flow from operations and borrowings under the Facility will be sufficient to fund its ongoing operations, new superstores and superstore expansions through fiscal 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company.

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

YEAR 2000 COMPLIANCE

The Year 2000 issue is primarily the result of Information Technology ("IT") and non-IT systems of various kinds using a two-digit format rather than a four-digit format to define a specific year. For example, "99" represents the calendar year 1999, as opposed to a four-digit format "1999." Such systems will be unable to accurately interpret or process dates beyond the year 1999, which could cause a system failure, or other computer errors, and result in a disruption of the system(s).

State of Readiness:

The Company has established a project team comprised of both internal staff and outside consultants to address Year 2000 issues and document their remediation. These issues include:

1.   Software compliance within the Company's enterprise systems;

2. Compliance within internal IT and non-IT operating systems and application programs purchased from outside entities; and

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

5.   A census and assessment of business partners' state of readiness; and

6.   Contingency planning to assess worst-case scenarios.

Inventories, assessment and testing of Year 2000 compliance have been substantially completed for all the Company's internal and external IT systems, hardware and operating systems. Most of the Company's internal IT systems have been developed and implemented since 1994, with a goal of implementation including Year 2000 compliance. Non-compliant systems that were determined to have contained potential risks have been replaced and the replacement systems tested to assure Year 2000 compliance. Mechanical systems such as HVAC, telecommunications, power supplies and thermostats are being checked individually and with each manufacturer.

The Company is tracking the Year 2000 compliance status of its vendors and suppliers using a census and tracking system provided by the National Retail Federation, of which the Company is a member. Vendor and service provider Year 2000 compliance status is being determined by means of a survey being conducted by the National Retail Federation. Contingency plans are in place for any vendor that fails to provide compliance certification by October 31, 1999, or which subsequently demonstrates a failure in product delivery systems. If a major vendor cannot prove its compliance, it is expected that the vendor will be removed as an authorized vendor of the Company and products obtained from alternative and compliant vendors, or the vendor will be converted to a manual system.

Risks of Year 2000 issues:

The Company could experience material and adverse effects on its business operating results and financial condition as a result of the Year 2000 problem. Currently, the most likely source of risk to the Company would be the failure of a critical vendor, such as a publisher or music company, to be able to provide product for which the Company has no alternative supplier.

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

Contingency Plans:

The Company is preparing its contingency plans to identify the most likely worst-case scenarios and the proper response to each. Preliminary plans are being reviewed, and primarily revolve around responses to a failure in the ability of one or more the Company's business partners to provide products or services. Comprehensive contingency plans for review were initiated during the first quarter of fiscal 1999, completion is anticipated during the third quarter of fiscal 1999.

Costs:

Most of the Company's expenditures on Year 2000 compliance were incurred as development expense on new systems between 1993 and 1996. Specific Year 2000 costs were absorbed in the conversion of each system as it was written and implemented. The Company does not expect the additional costs associated with its Year 2000 efforts to be material. The Company expects assessment and planning costs to be absorbed in normal operations and certain costs of its contingency plans to be less than $100,000. See - "Statements Regarding Forward-Looking Disclosure" below.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in the Company's inherent market risks since the disclosures made in the Company's Annual Report on Form 10-K for the year ended January 31, 1999 and no additional disclosure is required by the Company at this time.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

Phillip Hill, Senior Vice President, Chief Operating Officer and member of the Board of Directors, resigned in July 1999 to pursue other interests.

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



                                   HASTINGS ENTERTAINMENT, INC.



DATE:  September 14, 1999          By:  /s/  Dennis McGill
                                        -------------------
                                        Dennis McGill
                                        Vice President, Chief Financial Officer,
                                        Treasurer and Secretary

                                INDEX TO EXHIBITS



EXHIBIT
NUMBER                               DESCRIPTION OF DOCUMENTS
-------                              ------------------------

27.1                    Financial Data Schedule