Form 10-Q
period 1999-10-31
HASTINGS ENTERTAINMENT INC
filed 1999-12-15
CIK 1054579

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

(Mark One)

(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 1999

                                       OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         SECURITIES EXCHANGE ACTION OF 1934

For the transition period from               to
                               -------------    --------------

                        COMMISSION FILE NUMBER 000-24381

                          HASTINGS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                            75-1386375
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                            Identification No.)

                  3601 PLAINS BOULEVARD, AMARILLO, TEXAS       79102
              (Address of principal executive offices)       (Zip Code)

                                  (806) 351-2300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Number of shares outstanding of the registrant's common stock, as of December 6, 1999:

               Class                                Shares Outstanding
--------------------------------------    -------------------------------------
Common Stock, $.01 par value per share                  11,699,921

                          HASTINGS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES

                FORM 10-Q FOR THE PERIOD ENDED OCTOBER 31, 1999

                                     INDEX


                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION

     Item 1. Financial Statements

              Consolidated Balance Sheets as of October 31, 1999 (Unaudited) and
              January 31, 1999                                                                  3

              Unaudited Consolidated Statements of Income (Loss) for the Three Months
              and Nine Months ended October 31, 1999 and 1998                                   4

              Unaudited Consolidated Statements of Cash Flows for the Nine Months ended
              October 31, 1999 and 1998                                                         5

              Notes to Unaudited Consolidated Financial Statements                            6-7

     Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                      7-15

     Item 3. Quantitative and Qualitative Disclosures About Market Risk                        15

PART II - OTHER INFORMATION

     Item 5 - Other Information                                                                15

     Item 6 - Exhibits and Reports on Form 8-K                                                 15

SIGNATURE PAGE                                                                                 16

INDEX TO EXHIBITS                                                                              17

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                 HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     OCTOBER 31, 1999 AND JANUARY 31, 1999
                    (Dollars in thousands, except par value)

                                                                              October 31, 1999    January 31, 1999
                                                                              ----------------    ----------------
                                                                                 (Unaudited)
ASSETS

Current Assets:
     Cash                                                                        $   3,664            $   5,394
     Merchandise inventories                                                       158,219              145,432
     Income taxes receivable                                                         1,249                  807
     Deferred income taxes                                                              --                1,636
     Other current assets                                                            4,139                4,599
                                                                                 ---------            ---------
          Total current assets                                                     167,271              157,868
                                                                                 ---------            ---------

Property and equipment, net of accumulated depreciation
          of $111,908 and $113,872 respectively                                     77,617               64,124
Deferred income taxes                                                                  677                   --
Other assets                                                                            19                  159
                                                                                 ---------            ---------
                                                                                 $ 245,584            $ 222,151
                                                                                 =========            =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Current maturities of long-term debt                                        $   5,349            $   5,345
     Trade accounts payable                                                         50,625               42,406
     Accrued expenses and other liabilities                                         15,475               17,937
     Deferred income taxes                                                             455                   --
                                                                                 ---------            ---------
          Total current liabilities                                                 71,904               65,688
                                                                                 ---------            ---------

Long term debt, excluding current maturities                                        55,919               39,634
Deferred income taxes                                                                   --                  696

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued          --                   --
     Common stock, $.01 par value; 75,000,000 shares authorized; 11,736,923 shares issued in 1999 and 1998, 11,628,973 and 11,553,168 shares
        outstanding in 1999 and 1998, respectively                                     117                  117
     Additional paid-in capital                                                     36,940               37,530
     Retained earnings                                                              82,173               80,633
     Treasury stock, at cost                                                        (1,469)              (2,147)
                                                                                 ---------            ---------
                                                                                   117,761              116,133
Commitments and contingencies
                                                                                 ---------            ---------
                                                                                 $ 245,584            $ 222,151
                                                                                 =========            =========

    See accompanying notes to unaudited consolidated financial statements.

                 HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
               UNAUDITED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
          THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                     (In thousands, except per share data)

                                             Three Months Ended October 31,       Nine Months Ended October 31,
                                             ------------------------------       -----------------------------
                                                 1999              1998               1999              1998
                                             -----------       ------------       ----------         ----------
Merchandise revenue                            $  81,219          $  72,786        $ 244,073          $ 215,308
Rental video revenue                              19,642             18,836           59,805             56,888
                                               ---------          ---------        ---------          ---------
     Total revenues                              100,861             91,622          303,878            272,196

Merchandise cost of revenue                       54,732             49,056          167,288            147,546
Rental video cost of revenue                       9,336              7,399           22,650             22,342
                                               ---------          ---------        ---------          ---------
     Total cost of revenues                       64,068             56,455          189,938            169,888
                                               ---------          ---------        ---------          ---------

     Gross profit                                 36,793             35,167          113,940            102,308

Selling, general and administrative expenses      38,604             31,590          107,152             90,966
Pre-opening expenses                                 801                647            1,514              1,342
                                               ---------          ---------        ---------          ---------
                                                  39,405             32,237          108,666             92,308
                                               ---------          ---------        ---------          ---------

Operating income (loss)                           (2,612)             2,930            5,274             10,000

Interest expense                                   1,026                746            2,802              2,901
                                               ---------          ---------        ---------          ---------

     Income (loss) before income taxes            (3,638)             2,184            2,472              7,099

Income tax expense (benefit)                      (1,384)               866              932              2,781
                                               ---------          ---------        ---------          ---------

     Net income (loss)                         $  (2,254)         $   1,318        $   1,540          $   4,318
                                               =========          =========        =========          =========

Income (Loss) per common share
Basic                                          $   (0.19)         $    0.11        $    0.13          $    0.43
                                               =========          =========        =========          =========

Diluted                                        $   (0.19)         $    0.11        $    0.13          $    0.42
                                               =========          =========        =========          =========

Weighted average number of common shares
outstanding--basic                                11,629             11,553           11,618             10,060
Dilutive effect of stock options                      --                 70               91                140
                                               ---------          ---------        ---------          ---------
Weighted average number of common shares
outstanding--diluted                              11,629             11,623           11,709             10,200
                                               =========          =========        =========          =========


    See accompanying notes to unaudited consolidated financial statements.

                 HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED OCTOBER 31, 1999 AND 1998
                             (Dollars in thousands)

                                                             Nine Months ended October 31,
                                                             -----------------------------
                                                                1999             1998
                                                             ----------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                    $   1,540          $   4,318
Adjustments to reconcile net income to net cash
  provided by operations:
     Depreciation and amortization                               23,412             27,005
     Loss on rental videos lost, stolen and defective             2,068              2,843
     Loss on disposal of other assets                               410                195
     Deferred income taxes                                          718               (896)
Changes in operating assets and liabilities:
     Merchandise inventory                                      (12,787)           (26,826)
     Other current assets                                           460                452
     Trade accounts payable, accrued expenses
        and other liabilities                                     5,791             (2,726)
     Income taxes payable/receivable                               (442)            (2,849)
                                                              ---------          ---------
       Net cash provided by operations                           21,170              1,516
                                                              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, equipment and improvements               (39,383)           (33,371)
Decrease in other assets                                            140                 --
                                                              ---------          ---------
       Net cash used in investing activities                    (39,243)           (33,371)
                                                              ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under revolving credit facility                      209,950            226,500
Repayments under revolving credit facility                     (189,850)          (231,271)
Advances under long-term lease incentives                         1,190                 --
Payments under long-term debt and capital lease obligations      (5,001)               (32)
Proceeds from initial public offering                                --             35,911
Treasury stock transactions                                          54                 40
                                                              ---------          ---------
       Net cash provided by financing activities                 16,343             31,148
                                                              ---------          ---------

Net decrease in cash                                             (1,730)              (707)

Cash at beginning of period                                       5,394              3,840
                                                              ---------          ---------

CASH AT END OF PERIOD                                         $   3,664          $   3,133
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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company adopted a new method of amortizing its rental video assets in the fourth quarter of fiscal 1998. In late fiscal 1998, the Company completed a series of direct revenue-sharing agreements with major studios under which the Company expects to have acquired approximately 50% of its rental video asset units during fiscal 1999. The Company anticipates that its involvement in revenue-sharing agreements will continue into the future. Revenue sharing allows the Company to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. The Company then shares with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased copy depth under revenue-sharing agreements allows customer demand for new releases to be satisfied over a shorter period of time. Because this new business model results in a greater proportion of rental revenue being received over a reduced rental period, in the fourth quarter of fiscal 1998 the Company changed its method of amortizing rental video assets in order to better match expenses with revenues.

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

As an increasing percentage of rental videos have been introduced throughout fiscal 1999 under these revenue-sharing agreements, the Company's rental video asset amortization, combined with revenue-sharing expense, has increased as a percentage of total rental video revenue, as compared to fiscal 1998, due to the change in accounting method and the terms of the revenue-sharing agreements.

Options to purchase 1,723,547 and 1,706,132 shares of common stock were outstanding at October 31, 1999 and 1998 respectively, but were not included in the computation of diluted earnings per share (EPS) for the three-months ended October 31, 1999 and 1998, respectively, because the option exercise prices were greater than or equal to the average market price of the common shares. Options to purchase 1,111,200 and 1,706,132 shares of common stock were outstanding at October 31, 1999 and 1998, respectively, but were not included in the computation of diluted EPS for the nine months ended October 31, 1999 and 1998, respectively, because the option exercise prices were greater than or equal to the average market price of the common shares.

The effect of stock options for the three-month period ended October 31, 1999 was anti-dilutive.

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

4.  SUPPLEMENTAL CASH FLOW INFORMATION

Non-cash financing activities during the nine months ended October 31, 1999 includes the receipt of shares of the Company's common stock valued at $996,000 relating to the exercise of stock options and the issuance of treasury stock to pay outside director fees of approximately $35,000. There were no non-cash financing activities in the nine months ended October 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Company and the related notes thereto appearing elsewhere in the Report on Form 10-Q.

The Company's actual results and the timing of certain events could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth under the heading "Risk Factors" in the Company's filings with the Securities and Exchange Commission. Additional information concerning factors that could cause results to differ materially from those forward-looking statements is contained below under the paragraph captioned "Statements Regarding Forward-looking Disclosure." All forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements set forth below in such paragraph.

GENERAL

The Company is a multimedia entertainment superstore and Internet retailer that combines the sale of books, music, software, periodicals, videocassettes and DVDs with the rental of videocassettes, video games and DVDs. By offering a broad array of products within several distinct but complementary categories, the Company strives to appeal to a wide range of customers and position its superstores as destination entertainment stores in its targeted small to medium-sized markets. As of October 31, 1999, the Company operated 146 superstores averaging 21,500 square feet in small to medium-sized markets located throughout the United States. The Company opened eight new superstores in the three months ended October 31, 1999, for a total of 17 new superstores opened year-to-date in fiscal 1999.

SUMMARY OF STORE ACTIVITY

                                          Quarter Ended               Nine Months Ended            Year Ended
                                    --------------------------   ----------------------------    --------------
                                     October 31,   October 31,    October 31,   October 31,        January 31,
                                        1999           1998           1999          1998              1999
                                    ------------  ------------   -------------  -------------    --------------
Hastings Superstores:
Beginning number of stores                   138           123             129            117               117
Openings                                       8             5              17             11                12
Closings                                       -             -               -              -                 -
                                    ------------  ------------   -------------  -------------    --------------
Ending number of stores                      146           128             146            128               129
                                    ============  ============   =============  =============    ==============

RESULTS OF OPERATIONS

The following table sets forth certain items from the Company's unaudited consolidated statements of income (loss) as a percentage of revenues:

                                                Three Months Ended October 31,           Nine Months Ended October 31,
                                              -----------------------------------        -----------------------------
                                                   1999                1998                  1999             1998
                                              ---------------     ---------------        -------------    ------------
Merchandise revenue                                      80.5%               79.4%                80.3%           79.1%

Rental video revenue                                     19.5                20.6                 19.7            20.9
                                              ---------------     ---------------        -------------    ------------
     Total revenues                                     100.0               100.0                100.0           100.0

Merchandise cost of revenue                              67.4                67.4                 68.5            68.5

Rental video cost of revenue                             47.5                39.3                 37.9            39.3
                                              ---------------     ---------------        -------------    ------------
     Total cost of revenues                              63.5                61.6                 62.5            62.4
                                              ---------------     ---------------        -------------    ------------

     Gross profit                                        36.5                38.4                 37.5            37.6

Selling, general and administrative expenses             38.3                34.5                 35.3            33.4
Pre-opening expenses                                      0.8                 0.7                  0.5             0.5
                                              ---------------     ---------------        -------------    ------------
                                                         39.1                35.2                 35.8            33.9
                                              ---------------     ---------------        -------------    ------------

Operating income (loss)                                  (2.6)                3.2                  1.7             3.7

Interest expense                                          1.0                 0.8                  0.9             1.1
                                              ---------------     ---------------        -------------    ------------

     Income (loss) before income taxes                   (3.6)                2.4                  0.8             2.6

Income tax expense (benefit)                             (1.4)                1.0                  0.3             1.0
                                              ---------------     ---------------        -------------    ------------

     Net income (loss)                                   (2.2)%               1.4%                 0.5%            1.6%
                                              ===============     ===============        =============    ============

THREE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1998:

Revenues and Gross Profit:

For the three months ended October 31, 1999, total revenues increased $9.2 million, or 10.1%, to $100.9 million from $91.6 million during the three months ended October 31, 1998.

Merchandise revenue in the three months ended October 31, 1999 totaled $81.2 million, an increase of $8.4 million or 11.6%, from $72.8 million for the three months ended October 31, 1998. Each significant merchandise category exhibited growth, with video games, software and music providing the largest gains on a percentage basis.

Rental video revenue for the three months ended October 31, 1999 increased $0.8 million, or 4.3%, to $19.6 million from $18.8 million in the three months ended October 31, 1998.

Comparable-store revenues increased by 2.2% for the three months ended October 31, 1999, compared to the three months ended October 31, 1998. A store's revenue is included in the comparable-store revenue growth calculation after it has been open for 60 weeks.

Total cost of revenues increased by $7.6 million, or 13.5%, to $64.1 million in the three months ended October 31, 1999, compared with $56.5 million in the three months ended October 31, 1998. Gross profit as a percentage of revenues was 36.5% in the three months ended October 31, 1999, compared to 38.4% for the same period in fiscal 1998.

Gross profit from merchandise revenue increased 11.6% to $26.5 million, or 32.6% of merchandise revenue, in the three months ended October 31, 1999, from $23.7 million, or 32.6% of merchandise revenue, for the three months ended October 31, 1998.

Rental video gross profit decreased 9.9% to $10.3 million in the three months ended October 31, 1999, from $11.4 million in the three months ended October 31, 1998. Rental video gross profit as a percentage of rental video revenue decreased to 52.5% of rental video revenue in the three months ended October 31, 1999 from 60.7% in the three months ended October 31, 1998. A portion of the decline in rental video gross profit in total and as a percent of revenue was anticipated due to the Company's continued increase in participation in revenue sharing programs, which yield lower margins. The increase in revenue sharing combined with higher than anticipated purchases under non-revenue sharing methods which resulted in increased depreciation expense, and increased rental video discount programs negatively impacted gross profit for the three months ended October 31, 1999.

Selling, General and Administrative Expenses:

Selling, general and administrative expenses ("SG&A") totaled $38.6 million in the three months ended October 31, 1999, compared to $31.6 million in the three months ended October 31, 1998. SG&A as a percentage of revenues increased to 38.3% of total revenues in the three months ended October 31, 1999 from 34.5% in the three months ended October 31, 1998. The primary factors contributing to this increase in SG&A as a percentage of revenues were higher than anticipated expenses associated with the return of product to vendors, advertising expenses, human resource expenses and costs associated with the Company's Internet web site. Pre-opening expenses were $0.8 million in the three months ended October 31, 1999, compared to $0.6 million in the three months ended October 31, 1998. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening. The Company opened eight new superstores in the three months ended October 31, 1999 compared to five new superstores opened in the three months ended October 31, 1998.

Interest expense was $1.0 million, or 1.0% of revenues, in the three months ended October 31, 1999, compared to $0.7 million, or 0.8% of revenues, in the three months ended October 31, 1998. Income tax expense was $(1.4) million, or 38.0% of loss before income taxes, in the three months ended October 31, 1999, versus $0.9 million, or 39.7% of income before taxes, in the three months ended October 31, 1998.

NINE MONTHS ENDED OCTOBER 31, 1999 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1998:

Revenues and Gross Profit:

For the nine months ended October 31, 1999, total revenues increased $31.7 million, or 11.6%, to $303.9 million from $272.2 million during the nine months ended October 31, 1998.

Merchandise revenue in the nine months ended October 31, 1999 totaled $244.1 million, an increase of $28.8 million or 13.4%, from $215.3 million for the nine months ended October 31, 1998. Each significant merchandise category exhibited growth, with video games, sale video and music providing the largest gain on a percentage basis.

Rental video revenue for the nine months ended October 31, 1999 increased $2.9 million, or 5.1%, to $59.8 million from $56.9 million in the nine months ended October 31, 1998.

Comparable-store revenues increased by 4.2% for the nine months ended October 31, 1999, compared to the nine months ended October 31, 1998. A store's revenue is included in the comparable-store revenue growth calculation after it has been open for 60 weeks.

Total cost of revenues increased by $20.0 million, or 11.8%, to $189.9 million in the nine months ended October 31, 1999, compared with $169.9 million in the nine months ended October 31, 1998. Gross profit as a percentage of revenues was 37.5% in the nine months ended October 31, 1999, compared to 37.6% for the same period in fiscal 1998.

Gross profit from merchandise revenue was $76.8 million, or 31.5% of merchandise revenue, in the nine months ended October 31, 1999, compared to gross profit from merchandise revenue of $67.8 million, or 31.5% of merchandise revenue, for the nine months ended October 31, 1998.

Gross profit from rental video revenue was $37.2, or 62.1% of rental video revenue, in the nine months ended October 31, 1999, compared to gross profit from rental video revenue of $34.5 million, or 60.7% of rental video revenue, for the nine months ended October 31, 1998. Management attributes the increase in rental video gross profit for the nine months ended October 31, 1999 to lower depreciation expense and higher than anticipated revenues on videos purchased prior to January 31, 1999, experienced in the earlier portion of the year. This effect has been partially offset by increased participation throughout the year in revenue sharing programs that yield lower margins, higher than anticipated purchases under non-revenue sharing methods which result in higher depreciation expense, as well as increased rental video discount programs.

Selling, General and Administrative Expenses:

SG&A totaled $107.1 million in the nine months ended October 31, 1999, compared to $91.0 million in the nine months ended October 31, 1998. SG&A, excluding pre-opening expenses related to new stores, as a percentage of revenues increased to 35.3% of total revenues in the nine months ended October 31, 1999 from 33.4% in the nine months ended October 31, 1998. The primary factors contributing to this increase in SG&A as a percentage of revenues were higher than anticipated product return expenses, net advertising expenses and costs associated with the Company's Internet web site. Pre-opening expenses were $1.5 million in the nine months ended October 31, 1999, compared to $1.3 million in the nine months ended October 31, 1998. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening. The Company opened 17 new superstores in the nine months ended October 31, 1999 compared to 11 new superstores opened in the nine months ended October 31, 1998.

Interest expense was $2.8 million, or 0.9% of revenues, in the nine months ended October 31, 1999, compared to $2.9 million, or 1.1% of revenues, in the nine months ended October 31, 1998. Income tax expense was $0.9 million, or 37.7% of income before income taxes, in the nine months ended October 31, 1999, versus $2.8 million, or 39.2% of income before taxes, in the nine months ended October 31, 1998. This decline in income taxes as a percentage of income before taxes is a result of tax planning initiated in the fiscal year ended January 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements arise from purchasing, warehousing and merchandising product inventory and rental video assets, opening new superstores and expanding existing superstores, and funding the expansion of its Internet Web site. The Company's primary sources of working capital are cash flow from operations, trade credit from vendors, borrowings from its unsecured $45.0 million Revolving Credit Facility (the "Facility") and proceeds from the issuance of common stock in fiscal 1998.

As of October 31, 1999, the Company's total debt capacity consisted of $20.0 million of its unsecured Series A Senior Notes (the "Notes") due 2003 with an effective interest rate of 7.53% and its Facility. Total outstanding indebtedness as of October 31, 1999 under the Notes and the Facility was $57.8 million. The Notes provide for annual mandatory payments of principal of $5.0 million beginning June 13, 1999 and contain a number of covenants that restrict the operations of the Company. These covenants address, among other matters, the maintenance of specified financial ratios and net worth requirements and certain restrictions with respect to additional indebtedness, transactions with related parties, investments and capital expenditures.

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

The Facility bears interest at variable rates based on the lender's base rate (8.0% at October 31, 1998 and 8.25% at October 31, 1999, respectively) and LIBOR (6.22% and 6.24% at October 31, 1998 and 1999, respectively) and expires on December 16, 2001. The Facility includes provisions that, among other things, require the maintenance of specified financial ratios and net worth requirements. Further, the Facility imposes certain restrictions with respect to additional indebtedness, transactions with related parties, investments and capital expenditures.

At October 31, 1999, the Company had one other debt obligation totaling $0.6 million. The principal on this obligation is payable quarterly until maturity in May 2002. In addition, the Company maintains two capitalized lease obligations with terms of 15 years. The total amount of these obligations was $1.8 million at October 31, 1999.

Net cash provided by operations for the nine months ended October 31, 1999 was $21.2 million, compared with net cash provided by operations of $1.5 million in the nine months ended October 31, 1998. The primary operating cash inflows for the nine months ended October 31, 1999 reflect net income, and other working capital accounts, including inventory, accrued expenses and other liabilities which improved in the nine months ended October 31, 1999 compared to the nine months ending October 31, 1998.

Net cash used in investing activities for the nine months ended October 31, 1999 was $39.2 million compared to $33.4 million in the nine months ended October 31, 1998. The increase in cash used in investing activities is due primarily to capital expenditures related to the opening or remodeling of superstores.

Net cash provided by financing activities during the nine months ended October 31, 1999 was $16.3 million. This related primarily to net borrowings under the Facility used to fund the opening or remodeling of superstores. For the nine months ended October 31, 1998, net cash provided by financing activities was $31.1 million, related primarily to $35.9 million of proceeds from the Company's June 1998 initial public offering which was used to repay debt.

During the nine months ended October 31, 1999, the Company's net borrowing under the Facility was $20.1 million compared to net repayment of $4.8 million in the nine months ended October 31, 1998.

The Company believes that cash flow from operations and borrowings under the Facility will be sufficient to fund its ongoing operations, new superstores and superstore expansions through fiscal 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company.

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

YEAR 2000 COMPLIANCE

The Year 2000 issue is primarily the result of Information Technology ("IT") and non-IT systems of various kinds using a two-digit format rather than a four-digit format to define a specific year. For example, "99" represents the calendar year 1999, as opposed to a four-digit format "1999." Such systems may be unable to accurately interpret or process dates beyond the year 1999, which could cause a system failure, or other computer errors, and result in a disruption of the relevant system(s).

State of Readiness:

The Company established a project team comprised of both internal staff and outside consultants to address Year 2000 issues and document their remediation. These issues included:

1.  Software compliance within the Company's enterprise systems;

2. Compliance of internal IT and non-IT operating systems and application programs purchased from outside entities; and

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

Inventories, assessment and testing of Year 2000 compliance have been completed for all the Company's internal and external IT systems, hardware and operating systems. Most of the Company's internal IT systems have been developed and implemented since 1994, with a goal of implementation including Year 2000 compliance. Non-compliant systems determined to have contained potential risks have been replaced and the replacement systems tested to assure Year 2000 compliance. Mechanical systems such as HVAC, telecommunications, power supplies and thermostats have been checked individually and with each manufacturer.

The Company is tracking the Year 2000 compliance status of its vendors and suppliers using a census and tracking survey system provided by the National Retail Federation, of which the Company is a member. Contingency plans are in place for any vendor that fails or has failed to provide compliance certification, or which subsequently demonstrates a failure in product delivery systems. If a major vendor cannot prove its compliance before the end of calendar 1999, the vendor will be removed as an authorized vendor of the Company and products obtained from alternative and compliant vendors, or the vendor will be converted to a manual system.

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

While the Company believes its Year 2000 projects have been completed, failure to accurately assess the effect of significant portions of its Year 2000 program could have a material adverse effect on various phases of the Company's retail operation, and therefore on its operating results and financial condition. Also, there can be no assurances that IT and non-IT systems of third parties that the Company may rely upon will be Year 2000 compliant in a timely manner, and therefore the Company could be adversely affected by failure of a significant third party to become Year 2000 compliant. Possible consequences of Year 2000 issues causing business interruption include, but are not limited to, loss of communications links with certain store locations and the inability to process transactions, send purchase orders or engage in similar normal business activities. In addition, since there is no uniform definition of Year 2000 compliance, not all situations can be anticipated.

Contingency Plans:

The Company has prepared its contingency plans to identify the most likely worst-case scenarios and the proper response to each. Plans have been prepared, and primarily revolve around responses to a failure in the ability of one or more the Company's business partners to provide products or services. Comprehensive contingency plans were reviewed and completed during the third quarter of fiscal 1999.

Costs:

Most of the Company's expenditures on Year 2000 compliance were incurred as development expense on new systems between 1993 and 1996. Specific Year 2000 costs were absorbed in the conversion of each system as it was written and implemented. The Company does not expect the additional costs associated with its Year 2000 efforts to be material. The Company has absorbed assessment, planning and implementation costs in normal operations and expects certain costs of its contingency plans to be less than $100,000. See - "Statements Regarding Forward-Looking Disclosure" below.

STATEMENTS REGARDING FORWARD-LOOKING DISCLOSURE

This filing contains certain forward-looking statements such as the Company's or management's intentions, hopes, beliefs, expectations, strategies, predictions or any other variations thereof or comparable phraseologies of the Company's future activities or other future events or conditions within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty including without limitation those set forth under the heading "Risk Factors" in the Company's Form S-1 Registration Statement (File No. 333-47969) declared effective on June 11, 1998, and those described in the Company's subsequent reports on file with the Securities and Exchange Commission. Although the Company presently believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any person that the objectives and plans of the Company will be achieved.

ITEM 3 -  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no changes in the Company's inherent market risks since the disclosures made in the Company's Annual Report on Form 10-K for the year ended January 31, 1999 and no additional disclosure is required by the Company at this time.

PART II - OTHER INFORMATION

ITEM 5 - OTHER INFORMATION

Dennis McGill, Vice President, Chief Financial Officer, Treasurer and Secretary, resigned in October 1999 to pursue other interests.

Mr. McGill was replaced by Thomas D. Nugent effective November 15, 1999. Mr. Nugent will serve as Vice President of Finance, Chief Financial Officer, Secretary and Treasurer. Prior to assuming this role, Mr. Nugent served as Executive Vice President and Chief Financial Officer for Rentx Industries, Inc. (Denver, Colorado). From 1991 to 1997, he served in various positions, including Co-Founder and Executive Vice President of Teach & Play Smart, Inc. (Hurst, Tex.) and Senior Vice President of Operations and Chief Financial Officer at BizMart, Inc. (Arlington, Tex.). From 1986 to 1991 Mr. Nugent was associated with The Wholesale Club, Inc. (Indianapolis, Ind.) in the capacities of Executive Vice President and Chief Financial Officer and as a member of the Board of Directors.

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



                                      HASTINGS ENTERTAINMENT, INC.



DATE:  December 14, 1999              By:  /s/  Thomas  D. Nugent
                                           -----------------------
                                           Thomas D. Nugent
                                           Vice President, Chief Financial
                                           Officer, Treasurer and Secretary

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
--------            -----------
27.1          Financial Data Schedule