Form 10-K
period 2000-01-31
HASTINGS ENTERTAINMENT INC
filed 2000-06-14
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended January 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $11,634,235 based upon the closing market price of $2.188 per share of Common Stock on the Nasdaq National Market as of June 5, 2000.

Number of shares of $.01 par value Common Stock outstanding as of June 5, 2000:
11,642,644


                               (Cover page 1 of 1)

                          HASTINGS ENTERTAINMENT, INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I
Item 1.     Business.............................................................................            3
Item 2.     Properties...........................................................................           13
Item 3.     Legal Proceedings....................................................................           14
Item 4.     Submission of Matters to a Vote of Security Holders..................................           14

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................           15
Item 6.     Selected Financial Data..............................................................           16
Item 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations...........................................................           18
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................           25
Item 8.     Financial Statements and Supplementary Data..........................................           26
Item 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure............................................................           56

PART III
Item 10.    Directors and Executive Officers of the Registrant...................................           56
Item 11.    Executive Compensation...............................................................           59
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................           65
Item 13.    Certain Relationships and Related Transactions.......................................           66

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................           67

                                     PART I

     This Report contains certain forward-looking statements concerning the intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the future activities or other future events or conditions of Hastings Entertainment, Inc. (the "Company") within the meaning of Section 27A of the Securities Act of 1993, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of stock price, development by competitors of superior services or product offerings, the entry into the market by new competitors, the sufficiency of the Company's working capital, the ability to retain management, to implement our business strategy, to attract and retain customers, to increase revenue, and to successfully defend our company in ongoing and future litigation. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved.

ITEM 1. BUSINESS

General

The Company is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes and DVDs with the rental of videocassettes, video games and DVDs in a superstore format. As of May 31, 2000, the Company operated 143 superstores and one college store in small to medium-sized markets located in 22 states, primarily in the Western and Midwestern United States. The Company also operates a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. See note 16 to the consolidated financial statements for more information regarding the Company's operating segments, retail stores and Internet operations. References herein to fiscal years are to the twelve-month periods, which end in January of each following calendar year. For example, the twelve-month period ended January 31, 2000 is referred to as fiscal 1999.

     As described in "Item 3. Legal Proceedings", "Item 6. Selected Financial Data", "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition", and "Item 8. Financial Statements and Supplementary Data" and the notes to the consolidated financial statements set forth therein, the Company has made adjustments to restate its previously reported consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years.

     On March 7, 2000, the Company announced that its fourth quarter and fiscal 1999 results (and the previous four fiscal years' results) would be negatively impacted by certain accounting adjustments. Restatement adjustments totaling $25.3 million, net of $6.2 million in tax benefits, have been recorded herein, as a decrease to previously reported net income. The effects on the previously reported net income for the first three quarters of fiscal 1999, fiscal 1998, fiscal 1997, and the fiscal years prior to fiscal 1997 amounted to decreases of $0.7 million, $4.8 million, $3.5 million and $16.3 million, respectively.

     Prior to the March 7 announcement, the Company determined that merchandise receipts for a portion of overall vendor deliveries had not been properly entered into the inventory control system. As a result, the Company's accounting system did not completely capture the merchandise cost of revenue specifically relating to shrinkage, and that cost had been understated for the periods noted above.

     The Company uses accounts payable clearing accounts that, in part, are based upon a process of matching vendor invoices to receipt transactions generated when inventory is received. Clearing accounts are established by store to record inventory received until matched with vendor invoices. Once an invoice is matched with a receipt, the invoice is transferred from the accounts payable clearing account to trade accounts payable and placed in line for payment. Depending on the time of the year, over 100,000 invoices ($30 to $50 million or more) are processed through the various clearing accounts each month.

     The Company has, over time, developed a proprietary accounting software system for the accounts payable process as well as the inventory control system. As the Company has determined, its accounting systems did not highlight those instances where inventory receipts did not precisely match vendor invoices nor faciliate the reconciliation of the Company's accounts payable clearing accounts. Accounting system revisions identified the errors in the Company's processes and the impact upon the Company's financial statements. The Company has instituted changes in both its accounts payable and inventory control systems to correct the errors and to help ensure that the Company's merchandise cost of revenue is properly stated.

     The clearing account adjustment aggregated $24.1 million pre-tax. In addition, the Company recorded adjustments totaling $7.4 million pre-tax primarily relating to the costs of inventory returns to vendors and other pre-tax items.

     Following the Company's initial announcement in March 2000 of the requirement for the accounting restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the pending actions have been or will be transferred to the Amarillo Division of the Northern District and the Company believes all of the actions will be consolidated. One of the lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933.

     The Company's past business strategy has been to grow and increase its profitability through the expansion of its superstore operations. In fiscal 1999, the Company opened 20 new superstores and closed two superstores, increased selling square footage from approximately 2,385,000 square feet to approximately 2,829,000 square feet and attained comparable-store revenue growth of 4.0%. The Company intends to slow its growth in the future by opening fewer superstores in the next two fiscal years than the immediately preceding two fiscal years while continuing its ongoing store expansion and remodeling programs for its existing superstores. The Company anticipates opening approximately eight superstores and closing four superstores over the next two years.

     In addition to superstores, the Company operates an e-commerce Internet Web site, www.gohastings.com. Customers have the ability to electronically access more than 800,000 new and used entertainment products and unique, contemporary gifts and toys. The site also features exceptional product and pricing offers, including best-selling books at up to 50% off list price and digital downloading of music selections. The Web site is a fully integrated multimedia entertainment e-commerce Internet Web site offering a broad selection of entertainment products to the electronic global marketplace at competitive Internet prices.

     The Company operates three wholly owned subsidiaries. Hastings Properties, Inc. and Hastings Internet, Inc. were established in the first quarter of fiscal 1998. Hastings College Stores, Inc. was established in the second quarter of fiscal 1998.

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

     Superior Multimedia Concept. The Company's superstores present a wide variety of products tailored to local preferences in a dynamic and comfortable store atmosphere with exceptional service. The Company's superstores average approximately 21,500 square feet, with its new stores ranging in size from 12,000 to 35,000 square feet. The Company's superstores offer customers an extensive product assortment consisting of approximately 20,000 to 40,000 book, 15,000 to 30,000 music, 1,000 to 2,000 software, 1,000 to 2,000 periodical,
5,000 to 10,000 videocassette, 1,000 to 2,000 complementary and accessory titles for sale. The Company also offers approximately 3,000 to 12,000 used compact disc, videocassette, DVD and video game titles for sale. In addition, customers can select from 700 to 1,500 DVD titles for sale and rent and 12,000 to 20,000 videocassette and video game selections for rent. Although the superstores' core product assortment tends to be similar, the merchandise mix of each of the Company's superstores is tailored to accommodate the particular demographic profile of the local market in which the superstore operates through the utilization of the Company's proprietary purchasing and inventory management systems. The Company believes that its multimedia format reduces its reliance on and exposure to any particular entertainment segment and enables the Company to promptly add exciting new entertainment categories to its product line.

     Small to Medium-Sized Market Superstore Focus. The Company targets small to medium-sized markets with populations of 25,000 to 150,000 in which its extensive product selection, low pricing strategy, efficient operations and superior customer service enable it to become the market's destination entertainment store. The Company believes that the small to medium-sized markets where it operates the majority of its superstores present an opportunity to profitably operate and expand the Company's unique entertainment superstore format. These markets typically are underserved by existing book, music or video stores, and competition generally is limited to locally owned specialty stores, single-concept entertainment retailers and general merchandise retailers. The Company bases its merchandising strategy for its superstores on an in-depth understanding of its customers and its individual markets. The Company strives to optimize each superstore's merchandise selection by using its proprietary information systems to analyze the sales history, anticipated demand and demographics of each superstore's market. In addition, the Company utilizes flexible layouts that enable each superstore to arrange its products according to local interests and to customize the layout in response to new customer preferences and product lines.

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

     Cost-Effective Operations. The Company is committed to controlling costs in every aspect of its operations while maintaining its customer-oriented philosophy. From 1993 to 1997, the Company spent $12.8 million to develop and implement proprietary information, purchasing, distribution and inventory control systems that position the Company to continue to grow profitably. These systems enable the Company to respond actively to customers' changing desires and to rapid shifts in local and national market conditions. The Company's 100,000 square-foot distribution center, which adjoins its corporate offices in Amarillo, Texas, provides the Company with improved store in-stocks, efficient product cross-docking and centralized returns processing.

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

     Internet. In May 1999, the Company launched its new e-commerce Internet Web site, www.gohastings.com. The Company's site enables customers to electronically access more than 800,000 new and used entertainment products and unique, contemporary gifts and toys. The site features exceptional product and pricing offers, including best selling books at up to 50% off list price, and digital downloading of music selections. The Web site is a fully integrated multimedia entertainment e-commerce Internet Web site offering a broad selection of entertainment products to the electronic global marketplace at competitive Internet prices.

Expansion Strategy

     The Company plans to slow its growth rate over the next two years and focus its efforts on expansion and remodeling of existing superstores and increasing comparable store revenues. It plans to open approximately eight superstores and close four superstores over the next two fiscal years in selected markets for a total of approximately 147 superstores by the end of fiscal 2001. The Company has identified numerous potential locations for future superstores in under-served, small to medium-sized markets that meet its new-market criteria. The Company believes that with its current information systems and distribution capabilities, its infrastructure can support its anticipated rate of expansion and growth for at least the next several years.

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

     Superstore Product Selection. Although all Hastings superstores carry a similar core product assortment, the merchandise mix of book, music, software, videocassette and video game selections of each superstore is tailored continually to accommodate the particular demographic profile and demand of the local market in which the superstore operates. The Company accomplishes this customization through its proprietary purchasing and inventory management system. The purchasing system analyzes historic consumer purchasing patterns at each individual superstore to forecast customer demand for new releases and anticipate seasonal changes in demand. In addition, the Company's inventory management process continually monitors product sales and videocassette rentals to identify slow-moving books, music, software and sale videocassettes for return to vendors and rental videocassettes for sale or transfer to other superstores.

     The Company's superstores offer an extensive selection of items in each of its entertainment categories. The typical Hastings superstore offers for sale approximately 20,000 to 40,000 book, 15,000 to 30,000 music, 1,000 to 2,000 software, 1,000 to 2,000 periodical, 5,000 to 10,000 videocassette and 1,000 to 2,000 complementary and accessory titles for sale. The Company also offers approximately 3,000 to 12,000 used compact disc, videocassette, DVD and video game titles for sale. In addition, customers can select from 700 to 1,500 DVD titles for sale and rent and 12,000 to 20,000 videocassette and video game selections for rent. New releases and special offerings in each entertainment product category are prominently displayed and arranged by product category.

     In addition to its primary product lines, the Company continually adds new product offerings to better serve its customers. Products for sale in these categories include promotional t-shirts, licensed plush toys, greeting cards, used compact discs, audio books and consumables, including soft drinks, chips, popcorn and candy. Accessory items for sale include blank videocassettes, video cleaning equipment and audiocassette and compact disc carrying cases. Many of these products generate impulse purchases and produce higher margins. The rental of videocassette, video game and DVD players is provided as a service to Hastings customers.

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

Information System

     The Company's information system is built upon a multi-tiered, distributed processing architecture and was designed using client/server technology. All locations are connected using a wide-area network that allows interchange of current information. The primary components of the information system are as follows:

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

     Rental Video Asset Purchasing System. The Company's rental video asset purchasing system uses store-specific performance on individual rental videocassette titles to anticipate customer demand for new release rental videocassettes. The system analyzes the first eight weeks' performance of a similar title and factors in the effect of such influences as seasonal trends, box office draw and prominence of the movie's cast to customize an optimum inventory for each individual superstore. The system also allows for the customized purchasing of other catalog rental video assets on an individual store basis and additional copy depth requirements under revenue-sharing agreements. The Company believes that its rental video asset purchasing system allows the Company to efficiently plan and stock each superstore's rental video asset inventory, thereby improving performance and reducing exposure from excess inventory.

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

          Inventory Management. Inventory management systems interface with other store systems and accommodate electronic receiving and returns to maintain perpetual inventory information. Cycle counting procedures allow the Company to perform all physical inventory functions, with the Company counting each superstore's inventory up to four times per year. The system provides feedback to assist in researching variance.

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

     Accounting. The Company's financial accounting software has a flexible, open-systems architecture. The Company prepares a variety of daily management reports covering store and corporate performance. Detailed financial information for each superstore, as well as for the distribution center and the corporate office, are generated on a monthly basis. The Company's payroll, accounts payable, cash control, financial planning and state and local tax functions are performed in-house.

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

Distribution and Suppliers

     The Company's distribution center is located in a 100,000 square foot facility adjacent to its corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable the Company to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 15,000 products offered in substantially every superstore. The distribution center also is used in distributing large purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to receive, process and ship items to be returned to manufacturers and distributors, as well as to transfer and redistribute videocassettes among the Company's superstores. This facility currently provides inventory to all Hastings superstores and is designed to support its anticipated rate of expansion and growth for at least the next several years. The Company ships products weekly to each Hastings superstore, facilitating quick and responsive inventory replenishment. Approximately 15% of the Company's total product, based on store receipts, is distributed through the distribution center. Approximately 85% of the Company's total product is shipped directly from the vendors to the superstores. The Company outsources all product transportation from its distribution center to various freight companies.

     The Company's information systems and corporate infrastructure facilitate the Company's ability to purchase products directly from manufacturers, which contributes to its low pricing structure. In fiscal 1999, the Company purchased the majority of its products directly from manufacturers, rather than through distributors. The Company's top three suppliers accounted for approximately 20% of the Company's total products purchased during fiscal 1999. While selections from a particular artist or author generally are produced by a single manufacturer, the Company strives to maintain supplier relationships that can provide alternate sources of supply. In general, the Company's products are returnable to the supplying vendor.

Store Operations

     Each Hastings superstore employs one store manager and one or more assistant store managers. Store managers and assistant store managers are responsible for the execution of all operational, merchandising and marketing strategies for the superstore in which they work. Superstores also generally have department managers, who are individually responsible for their respective book, music, software, video, customer service and stocking departments within each superstore. Hastings superstores are generally open daily from 10:00 a.m. to 11:00 p.m. However, several superstores are open 9:00 a.m. to 11:00 p.m. or 10:00 a.m. to 10:00 p.m. The only days the Company's superstores are closed are Thanksgiving and Christmas.

Competition

     The entertainment retail industry is highly competitive. The Company competes with a wide variety of book retailers, music retailers, software retailers, Internet retailers and retailers that rent or sell videocassettes, including independent single store operations, local multi-store operators, regional and national chains, as well as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, warehouse clubs, record clubs, other retailers and various non-commercial sources such as libraries. With regard to its videocassette sales and rental video products in particular, the Company competes with cable, satellite and pay-per-view cable television systems. In addition, continuing technological advances that enhance the ability of consumers to shop at home or access, produce and print written works or record music digitally by home computer through the Internet or telephonic transmission could provide competition to the Company in the future.

     The Company competes in most of its markets with either national entertainment retailers or significant retailers of general merchandise or both. The Company competes in its sale of books with retailers such as Barnes & Noble, Inc., Borders Group, Inc., Walden Books and B. Dalton Bookseller. The Company competes in its sale of music with music retailers, such as The Wherehouse, Inc., Camelot Music, Inc., Transworld Entertainment and Musicland Stores Corporation, and consumer electronics stores, including Best Buy and Circuit City. The Company's principal competitors in the sale and rental of videocassettes are Blockbuster Video and Hollywood Entertainment Corp. In addition, the Company competes in the sale of books, music and videocassettes and the rental of videocassettes and video games with local entertainment retailers and significant retailers of general merchandise, such as Wal-Mart. Over the past 30 months, retailers such as Amazon.com, Inc., Barnes & Noble, Inc., CDNOW, Inc. and Hollywood Entertainment, Inc., have increased their retail sales of entertainment products, such as books and music, via the Internet, and the Company anticipates that additional traditional competitors of the Company will compete soon via the Internet as well. The Company competes with other entertainment retailers on the basis of title selection, the number of copies of popular selections available, store location, visibility and pricing.

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

Associates

     The Company refers to its employees as associates because of the critical role they play in the success of each Hastings superstore and the Company as a whole. As of January 31, 2000, the Company employed approximately 6,640 associates; of which 2,278 are full-time and 4,362 are part-time associates. Of this number, approximately 6,237 were employed at retail superstores, 117 were employed at the Company's distribution center and 286 were employed at the Company's corporate offices. None of the Company's associates are represented by a labor union or are subject to a collective bargaining agreement. The Company believes that its relations with its associates are good.

                                  RISK FACTORS

     YOU SHOULD CAREFULLY CONSIDER THE FOLLOWING RISK FACTORS BEFORE MAKING AN INVESTMENT DECISION. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, THE COMPANY'S BUSINESS, FINANCIAL CONDITION OR RESULTS OF OPERATIONS COULD BE HURT, THE PRICE OF THE COMPANY'S SECURITIES COULD DECLINE, THE COMPANY MAY NOT BE ABLE TO REPAY ITS DEBT OBLIGATIONS AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT. YOU SHOULD ALSO REFER TO THE OTHER INFORMATION CONTAINED IN THIS REPORT AND INCORPORATED IN THIS REPORT BY REFERENCE, INCLUDING THE COMPANY'S CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES.

     Volatility of stock price. Factors such as fluctuations in the Company's operating results, a downturn in the retail industry, failure to meet stock market analysts' earnings estimates, changes in analysts' recommendations regarding the Company, other retail companies or the retail industry in general, and general market and economic conditions may have a material adverse effect on the market price of the Common Stock. The Company's Common Stock has declined substantially since June 1998 as a result of several of the foregoing factors and the accounting restatements described elsewhere in this Report, and there can be no assurance that the market price for the Common Stock will increase in the future. In addition, the stock market has recently experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Future broad market fluctuations also may adversely affect the market price of the Company's Common Stock.

     The Company is involved in litigation resulting from the accounting restatements. Following the Company's initial announcement on March 7, 2000 of the requirement for the accounting restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been or will be transferred to the Amarillo Division of the Northern District and should be consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933.

     None of the six pending complaints specify the amount of damages sought. Although it is not feasible to predict or determine the final outcome of the proceedings or to estimate the potential range of loss with respect to these matters, an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

     The Company's expansion into electronic commerce is subject to the success of Internet retailing and may require expansion of the Company's infrastructure. The Company began operation of its e-commerce web site, www.gohastings.com, in May 1999. The retail market over the Internet is rapidly evolving and depends upon market acceptance of novel methods for distributing products, which involves a high degree of uncertainty. There can be no assurance that the Company's expansion into electronic commerce will be profitable. The success of this expansion strategy depends upon the adoption of the Internet by consumers as a widely used medium for commerce in general, as well as the availability and functionality of the Hastings Web site in particular. Any failure of the Internet infrastructure to support increased demands placed on it by continued growth or system interruptions that result in the unavailability of the Company's e-commerce Web site or reduced performance in the fulfillment of orders could reduce the volume of goods sold and the attractiveness of the Company's electronic commerce service to customers. Increases in the number and frequency of orders placed on the Hastings Web site may require the Company to expand its operating infrastructure, including information systems. There can be no assurance that Hastings will be able to expand its technology at a rate that will accommodate the need for such increases. The success of Internet retailing is dependent upon other factors beyond the control of the Company, including electronic commerce security risks and the impact of technological advances. If the Internet does not become a viable commercial marketplace or if critical issues concerning the commercial use of the Internet are not favorably resolved, the Company could be materially adversely affected.

     A decline in consumer spending or unforeseen changes in consumer demand may adversely affect future results. The Company's success depends in part on its ability to anticipate and respond to changing merchandise trends and consumer demand in a timely manner. Accordingly, any failure by the Company to identify and respond to emerging trends could adversely affect consumer acceptance of the merchandise in the Company's stores, which in turn could have a material adverse effect on the Company. The sale of books, music, software and periodicals and the sale and rental of videocassettes historically have been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond the control of the Company. In addition, spending on these items is affected significantly by the timing, pricing and success of new releases, which are not within the Company's control. A lack of popular new book, music, software, periodical, videocassette or video game selections could have a material adverse effect on the Company. Also, a decline in consumer spending on books, music or videocassettes or other entertainment-related products could have a material adverse effect on the Company.

     A change in the Company's ability to purchase directly from manufacturers or in its supplier relationships could adversely affect the Company. The Company purchases much of its merchandise directly from manufacturers rather than purchasing from distributors. The inability of the Company to purchase products directly from a manufacturer would require the Company to purchase those products from a distributor, in all likelihood at higher prices. There can be no assurance that the Company will be able to continue to acquire merchandise directly from manufacturers at competitive prices or on competitive terms in the future. The Company's top three suppliers accounted for approximately 20% of the Company's inventory purchased during fiscal 1999. There can be no assurance that in the event of the inability of the Company to purchase merchandise from one of these suppliers the Company would be able to purchase the same or similar products from another supplier at competitive prices or on competitive terms. The inability to locate an alternate supplier with competitive prices could have a material adverse effect on the Company. In addition, the Company's inability to return merchandise to suppliers could have a material adverse effect on the Company.

     Intense competition in the entertainment retail industry and changes in entertainment technology could adversely affect the Company's results of operations. The entertainment retail industry is highly competitive. The Company competes with a wide variety of book, music, software and videocassette retailers, including online retailers, independent single store operators, local multi-store operators, regional and national chains, as well as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, warehouse clubs, record clubs, other retailers and various noncommercial sources such as libraries. Many of the Company's competitors have been expanding in both store size and number of outlets while others have announced their intentions to expand. Increased competition may reduce the Company's revenues, raise store rents and operating expenses and decrease profit margins and profits. Some of the Company's competitors have significantly greater financial and marketing resources, market share and name recognition than the Company. There can be no assurance that the Company will be able to continue to compete successfully with its existing competitors or with new competitors. The Company historically has operated in small to medium-sized markets, and there can be no assurance that competition in these markets will not intensify significantly.

     The Company also competes with cable, satellite and pay-per-view cable television systems. Digital compression technology, combined with fiber optics and other developing technologies, is expected eventually to permit cable companies, direct broadcast satellite companies, telephone companies and other businesses to transmit a greater number of movies to homes at more frequently scheduled intervals throughout the day or on demand and potentially at a lower cost than presently offered. Technological advances or changes in the marketing of movies could make these technologies more attractive and economical to consumers, which could have a material adverse effect on the Company. In addition, continuing technological advances may enhance the ability of consumers to shop at home or access, produce and print written works or record music digitally. Such advances could have a material adverse effect on the Company. Some of the Company's traditional competitors have recently started to compete through the Internet, and the Company anticipates that certain of the Company's other traditional competitors will compete with the Company soon through the Internet as well. In addition, several of the Company's competitors on the Internet have been operating retail Web sites longer than the Company and may have a greater level of technological expertise, financial and marketing resources and name recognition. There can be no assurance that the Company will be able to compete successfully, technologically or otherwise, with other Internet retailers or with its existing competitors on a cost-effective and timely basis in electronic commerce.

     The Company's operations depend on its executives. The Company's success is substantially dependent upon the efforts of its senior management and other key personnel, including in particular John H. Marmaduke, who has served as the President and Chief Executive Officer of the Company since 1976. The loss of Mr. Marmaduke's services or the services of one or more of the other members of senior management could have a material adverse effect on the Company. With the exception of a $10 million policy on the life of Mr. Marmaduke, the Company currently does not maintain key-man insurance on any of its executive officers. The success of the Company depends, in part on its ability to retain its key management and attract other personnel to satisfy the Company's current and future needs. The inability to retain key management personnel or to attract additional personnel could have a material adverse effect on the Company.

     Certain provisions in the Company's articles and bylaws may deter takeover attempts. Certain provisions of the Third Restated Articles of Incorporation (the "Articles of Incorporation") and the Amended and Restated Bylaws (the "Bylaws") of the Company may be deemed to have an anti-takeover effect and may delay, discourage or prevent a tender offer or takeover attempt, including attempts that might result in a premium being paid over the market price for the shares held by shareholders. The Articles of Incorporation of the Company provide for the Board of Directors to be divided into three classes of directors serving staggered three-year terms. As a result, approximately one-third of the Board of Directors are elected each year. The Company's Articles of Incorporation or Bylaws also include advance notice requirements for shareholder proposals and nominations, prohibit the taking of shareholder action by written consent without a meeting and provide that special meetings of shareholders of the Company be called only by the Chairman of the Board of Directors, the Board of Directors, the Company's President or holders of not less than 25% of the Company's outstanding stock entitled to vote at the proposed meeting. In addition, the Bylaws may be amended or repealed only by the Board. These provisions may not be amended in the Company's Articles of Incorporation or Bylaws without the affirmative vote of the holders of a majority of the outstanding shares of Common Stock.

     The Board of Directors of the Company is authorized (without any further action by the shareholders) to issue Preferred Stock in one or more series and to fix the voting rights and designations, preferences, limitations and relative rights and qualifications, limitations or restrictions and certain other rights and preferences, of the Preferred Stock. Under certain circumstances, the issuance of Preferred Stock may render more difficult or tend to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a large block of the Company's securities or the removal of incumbent management. The Board of Directors of the Company, without shareholder approval, may issue Preferred Stock with voting, dividend and conversion rights that could adversely affect the holders of Common Stock. As of the date of this Report, no shares of Preferred Stock are outstanding and the Company has no present intention to issue any shares of Preferred Stock.

     The Company does not expect to pay dividends in the foreseeable future. The Company intends to continue to retain any earnings to support operations and finance its growth and does not intend to pay cash dividends on the Common Stock for the foreseeable future. The payment of cash dividends in the future will be at the discretion of the Board of Directors and subject to certain limitations under the Texas Business Corporation Act and will depend upon factors such as earnings levels, capital requirements, the Company's financial condition and other factors deemed relevant by the Board of Directors. The Company's amended revolving credit facility and the amended and restated Note Purchase Agreement relating to the Company's Series A Senior Notes due 2003 restrict the payment of dividends.

     Liquidity. The Company believes that, based on current and anticipated financial performance, cash flows from operating activities and borrowings under the amended Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and required principal and interest payments under the amended Senior Notes and the amended Facility. The ability of the Company to satisfy its capital requirements will be dependent upon future financial performance of the Company, which in turn is subject to general economic conditions and to financial issues and other factors, including factors beyond the Company's control. The Company believes it will be able to comply with the financial covenants relating to both the amended revolving credit facility and the amended senior notes; however, there can be no assurance of such compliance. The breach of any of the covenants contained in the amended revolving credit facility or the amended senior notes could result in a default under the amended revolving credit facility and the amended senior notes which could result in further advances under the revolving credit facility no longer being available from the lender and could enable the respective lenders to require immediate repayment of the borrowings including accrued interest under the agreements. If the lenders were to accelerate the repayment of borrowings, including accrued interest, the Company cannot be certain that its assets would be sufficient to repay such obligations.


ITEM 2. PROPERTIES

     As of January 31, 2000, the Company operated 147 superstores in 22 states located as indicated in the following table:

NAME OF STATE                                                            NUMBER OF SUPERSTORES
-------------                                                            ---------------------
Alabama ................................................................           1
Arkansas ...............................................................           8
Arizona ................................................................           7
Colorado ...............................................................           3
Georgia ................................................................           1
Idaho ..................................................................           8
Illinois ...............................................................           4
Indiana ................................................................           2
Iowa ...................................................................           2
Kansas .................................................................           8
Kentucky ...............................................................           2
Missouri ...............................................................           8
Montana ................................................................           5
Nebraska ...............................................................           5
New Mexico .............................................................          13
North Carolina .........................................................           1
Oklahoma ...............................................................          13
Tennessee ..............................................................           4
Texas ..................................................................          39
Utah ...................................................................           3
Washington .............................................................           7
Wyoming ................................................................           3
                                                                                 ---
Total ..................................................................         147

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

     The Company actively manages its existing stores and from time to time closes under-performing stores. During the fourth quarter of fiscal 1999 the Company closed two superstores and an additional four superstores and one college bookstore in the first quarter of fiscal 2000.

     The terms of the Company's superstore leases vary considerably. The Company strives to maintain maximum location flexibility by entering into leases with short initial terms and multiple short-term extension options. The

Company has been able to enter into leases with these terms in part because it generally bears a substantial portion of the cost of preparing the site for a superstore. The following table sets forth as of January 31, 2000 (including the superstores closed in the first quarter of fiscal 2000) the number of superstores that have current lease terms that will expire during each of the following fiscal years and the associated number of superstores for which the Company has options to extend the lease term:

                                                   NUMBER OF SUPERSTORES   OPTIONS
                                                   ---------------------   -------
Fiscal Year 2000 ...........................                 9                 6
Fiscal Year 2001 ...........................                 5                 4
Fiscal Year 2002 ...........................                14                12
Fiscal Year 2003 ...........................                26                26
Fiscal Year 2004 ...........................                20                18
Thereafter .................................                73                73
                                                           ---               ---
Total ......................................               147               139

     The Company has not experienced any significant difficulty renewing or extending leases on a satisfactory basis.

     The Company's headquarters and distribution center are located in Amarillo, Texas in a leased facility consisting of approximately 67,850 square feet for office space and 100,000 square feet for the distribution center. The leases for this property terminate in September 2003, and the Company has the option to renew these leases through March 2015.

ITEM 3. LEGAL PROCEEDINGS

     As described in "Item 6. Selected Financial Data", "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition", and "Item 8. Financial Statements and Supplementary Data" and the notes to the consolidated financial statements set forth therein, the Company has made adjustments to restate its previously reported consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years.

     Following the Company's initial announcement on March 7, 2000 of the requirement for the accounting restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been or will be transferred to the Amarillo Division of the Northern District and should be consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933.

     None of the six pending complaints specify the amount of damages sought. Although it is not feasible to predict or determine the final outcome of the proceedings or to estimate the potential range of loss with respect to these matters, an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's consolidated financial position, results of operations and cash flows.

     The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock began trading on The Nasdaq National Market (Nasdaq) on June 12, 1998 under the symbol "HAST." On May 18, 2000, the Company was notified by Nasdaq that its Common Stock would be delisted on May 30, 2000 unless the Company's fiscal 1999 Form 10-K, the filing of which was delayed pending completion of the accounting restatements described herein, was filed with the Securities and Exchange Commission by May 25, 2000. As part of this process, on May 22, 2000 the Company's ticker symbol was changed from "HAST" to "HASTE". Under Nasdaq rules, the Company requested, and was subsequently granted, an oral hearing with the appropriate Nasdaq panel. The hearing is scheduled for June 22, 2000. The scheduling of this hearing automatically stays the delisting of the Company's Common Stock until the hearing panel makes a ruling. The Company believes the filing of the Company's fiscal 1999 Form 10-K will result in cancellation of the scheduled Nasdaq hearing and withdrawal of the delisting notice.

     The following table sets forth for the fiscal periods indicated the high and low closing market prices of the Company's Common Stock as reported on
Nasdaq:

                                                              HIGH         LOW
                                                             -------     -------
2000:
First Quarter                                                $ 4.188     $ 2.438
Second Quarter (May 1 through June 5, 2000)                  $ 2.688     $ 1.250

1999:
First Quarter                                                $15.313     $ 8.625
Second Quarter                                               $16.438     $ 9.875
Third Quarter                                                $11.125     $ 4.625
Fourth Quarter                                               $ 6.813     $ 4.000

1998:
Second Quarter (June 12, 1998 to July 31, 1998)              $14.000     $11.000
Third Quarter                                                $12.000     $ 8.000
Fourth Quarter                                               $19.125     $10.250

     As of June 5, 2000, there were approximately 3,814 holders of the Company's Common Stock, including 233 shareholders of record, and 11,642,644 shares of Common Stock outstanding.

     The payment of dividends is within the discretion of the Company's Board of Directors and will depend on the earnings, capital requirements, and the operating and financial condition of the Company, among other factors. The Company's amended revolving credit facility and the amended and restated Note Purchase Agreement restrict the payment of dividends. In view of such restrictions, it is unlikely that the Company will pay a dividend in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

     The selected consolidated financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and the Company's consolidated financial statements and the notes thereto that appear elsewhere in this report.

                                                                                      Fiscal Year
                                                      ---------------------------------------------------------------------------
In thousands, except per share data                      1999             1998            1997            1996            1995
                                                      -----------    -------------   --------------  --------------  --------------
                                                                     As Restated(1)  As Restated(1)  As Restated(1)  As Restated(1)
INCOME STATEMENT DATA:
Merchandise revenue                                   $   364,041     $   320,162     $   283,026     $   251,439     $   232,463
Rental video revenue                                       83,114          79,001          74,739          72,357          66,449
                                                      -----------     -----------     -----------     -----------     -----------
Total revenues                                            447,155         399,163         357,765         323,796         298,912
Merchandise cost of revenue(2)                            256,028         222,155         199,190         178,288         174,405
Rental video cost of revenue(3)                            32,184          49,069          25,904          24,645          25,322
                                                      -----------     -----------     -----------     -----------     -----------
Total cost of revenues                                    288,212         271,224         225,094         202,933         199,727
Gross profit                                              158,943         127,939         132,671         120,863          99,185
Selling, general and administrative expenses(4)           157,283         130,378         120,794         107,626          89,820
Development expenses                                           --              --              --           2,421           2,791
Pre-opening expenses                                        1,681           1,474           1,071             404             165
                                                      -----------     -----------     -----------     -----------     -----------
Operating income (loss)                                       (21)         (3,913)         10,806          10,412           6,409
Interest expense, net                                      (3,708)         (3,727)         (4,228)         (3,585)         (2,588)
Gain (loss) on sale of mall stores(5)                          --             454           1,734          (2,500)             --
Other, net                                                    205             232             139             187             221
                                                      -----------     -----------     -----------     -----------     -----------
Income (loss) before income taxes                          (3,524)         (6,954)          8,451           4,514           4,042
Income tax expense (benefit)(6)                            (1,359)         (2,649)          3,347           1,736           5,514
                                                      -----------     -----------     -----------     -----------     -----------
Net income (loss)                                     $    (2,165)    $    (4,305)    $     5,104     $     2,778     $    (1,472)
                                                      ===========     ===========     ===========     ===========     ===========
Basic income (loss) per share                         $     (0.19)    $     (0.41)    $      0.60     $      0.32     $     (0.17)
                                                      ===========     ===========     ===========     ===========     ===========
Diluted income (loss) per share                       $     (0.19)    $     (0.41)    $      0.58     $      0.32     $     (0.17)
                                                      ===========     ===========     ===========     ===========     ===========

Weighted-average common shares outstanding - basic         11,621          10,436           8,520           8,552           8,529

Weighted-average common shares outstanding - diluted       11,621          10,436           8,736           8,757           8,529

OTHER DATA:
Depreciation and amortization(3)(7)                   $    32,923     $    55,331     $    33,606     $    28,535     $    26,998
Capital expenditures(8)                               $    47,310     $    42,568     $    55,753     $    40,510     $    48,358

STORE DATA:
Total selling square footage at end of period           2,829,269       2,385,432       2,078,264       1,828,649       1,716,859
Comparable-store revenues increase(9)                         4.0%            5.5%            7.0%            5.9%            4.1%

                                                                                      January 31,
                                                      -----------------------------------------------------------------------------
                                                         2000             1999            1998            1997            1996
                                                      -----------    -------------   --------------  --------------  --------------
                                                                     As Restated(1)  As Restated(1)  As Restated(1)  As Restated(1)

BALANCE SHEET DATA:
Working capital                                       $ 67,295       $ 64,866        $ 29,500        $ 41,455        $ 23,690
Total assets                                           247,933        233,479         217,948         183,019         165,189
Total long-term debt, including current maturities      54,260         44,979          51,612          51,873          38,916
Total shareholders' equity                              90,091         91,869          51,971          46,816          41,871

(1) The Company has made adjustments to restate its previously reported results of operations for the first three quarters of fiscal 1999 and the prior four fiscal years. See "Item 8. Financial Statements and Supplementary Data" and the notes to the consolidated financial statements set forth therein.

(2) The Company recorded a pre-tax charge of approximately $3.5 million in the fourth quarter of fiscal year 1999 for the write down of inventory to the lower of cost or market. As a result of this charge, fiscal year 1999 net loss and diluted loss per share were increased by $2.2 million and $0.19 per share, respectively.

(3) The Company adopted a new, accelerated method of amortizing its rental video assets in the fourth quarter of fiscal 1998. The adoption of the new amortization method was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a non-cash, non-recurring, pre-tax charge of $18.5 million in rental video cost of revenues in the fourth quarter of fiscal 1998, increasing net loss and diluted loss per share for fiscal 1998 by $11.5 million and $1.10 per share, respectively.

(4) The Company recorded a pre-tax charge of approximately $5.1 million in the fourth quarter of fiscal year 1999 related to the closing of two of its superstores in the fourth quarter of fiscal 1999 and five of its stores during the first quarter of fiscal year 2000. This charge includes the net present value of future minimum lease payments, write-off of property and equipment, and other costs associated with the closing of these locations. As a result of this charge, fiscal year 1999 net loss and diluted loss per share were increased by $3.1 million and $0.27 per share, respectively.

(5) In fiscal 1996, the Company established a reserve of $2.5 million ($1.6 million after-tax charge) to cover potential losses related to certain mall store leases that were sold prior to fiscal 1995 to Camelot Music, Inc., which filed for bankruptcy protection in August 1996. In fiscal 1997, the reserve was reduced to $0.5 million, and $1.7 million was included in Gain on sale of mall stores. In fiscal 1998, the Company was released from any contingent liability on the remaining leases by order of a bankruptcy court. Accordingly, the Company reduced the remaining $0.5 million reserve to zero as of January 31, 1999, thereby decreasing net loss and diluted loss per share for fiscal 1998 by $0.3 million and $.03 per share, respectively.

(6) Fiscal year 1998, 1997 and 1996 reflect adjustments recorded to current income tax expense (benefit) resulting from the accounting restatements for which the Company expects it will recover previously paid income taxes upon filing amended income tax returns. Fiscal 1995 does not reflect the tax benefits for the accounting restatements as the statute of limitations has expired.

(7) Includes amounts associated with the Company's rental video cost allocation.

(8)  Includes procurement of rental video assets.

(9)  Stores open a minimum of 60 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Company's consolidated financial statements and the related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in this Annual Report.

General

     The Company is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of January 31, 2000, the Company operated 147 superstores averaging 21,500 square feet in small to medium-sized markets located in 22 states, primarily in the Western and Midwestern United States. The Company also operated two college bookstores. Each of the superstores and the college bookstores is wholly owned by the Company and operates under the name of Hastings. The Company's e-commerce Web site, www.gohastings.com, became operational in May 1999.

     The Company's operating strategy is to enhance its position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets, and expanding its offering of products through its Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2000 is referred to fiscal 1999.

     As described in "Item 3. Legal Proceedings", "Item 6. Selected Financial Data", and "Item 8. Financial Statements and Supplementary Data" and the notes to the consolidated financial statements set forth therein, the Company has made adjustments to restate its previously reported consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years.

     Following the Company's initial announcement in March 2000 of the requirement for the accounting restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the pending actions have been or will be transferred to the Amarillo Division of the Northern District and the Company believes all of the actions will be consolidated. One of the lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933.

     None of the six pending complaints specify the amount of damages sought. Although it is not feasible to predict or determine the final outcome of the proceedings or to estimate the potential range of loss with respect to these matters, an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position, results of operations and cash flow.

Rental Video Cost Allocation

     The Company adopted a new method of amortizing its rental video assets in the fourth quarter of fiscal 1998. In late fiscal 1998, the Company completed a series of direct revenue-sharing agreements with major studios under which the Company acquired approximately 51% of its rental video assets during fiscal 1999. The Company anticipates that its involvement in revenue-sharing agreements will continue to increase moderately in the future. Revenue sharing allows the Company to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. The Company then shares with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased access to additional copies of new releases under revenue-sharing agreements will allow customer demand for new releases to be satisfied over a shorter period of time at a time when the new releases are most popular. Since this new business model results in a greater proportion of rental revenue to be received over a reduced rental period because there is more product available when product demand is greater, the Company changed its method of amortizing rental video assets in order to better match expenses with revenues.

     Under the new amortization method, the Company continues to expense revenue-sharing payments as revenues are recognized under the terms of the specific contracts with supplying studios. The capitalized cost of all rental video assets acquired for a fixed price is being amortized on an accelerated basis over six months to a salvage value of $4 per unit, except for rental video assets purchased for the initial stock of a new store, which are being amortized on a straight line basis over 36 months to a salvage value of $4. Under the old amortization method, the capitalized cost of base rental video assets (typically copies one through four of a title for each store) was amortized on a straight line basis over 36 months to a salvage value of $5. The capitalized cost of non-base units (typically copies five and above for each store) was amortized on a straight-line basis over 6 months to a salvage value of $5.

     The adoption of the accelerated amortization method was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a non-cash, non-recurring, pre-tax charge of $18.5 million in the fourth quarter of fiscal 1998, increasing net loss and diluted loss per share for fiscal 1998 by $11.5 million and $1.10 per share, respectively.

Results of Operations

     The following tables present the Company's statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of period for the three most recent fiscal years.

                                                                Fiscal Year
                                               ---------------------------------------------
                                                1999              1998              1997
                                               ------         -----------        -----------
                                                              As Restated        As Restated
Merchandise revenue                              81.4%             80.2%             79.1%
Rental video revenue                             18.6              19.8              20.9
                                               ------            ------            ------
     Total revenues                             100.0             100.0             100.0
Merchandise cost of revenue                      70.3              69.4              70.4
Rental video cost of revenue                     38.7              62.1              34.7
                                               ------            ------            ------
     Total cost of revenues                      64.4              67.9              62.9
     Gross profit                                35.6              32.1              37.1
Selling, general and administrative expenses     35.2              32.7              33.8
Pre-opening expenses                              0.4               0.4               0.3
                                               ------            ------            ------
                                                 35.6              33.1              34.1
                                               ------            ------            ------
Operating income (loss)                          (0.0)             (1.0)              3.0
Other income (expense):
   Interest expense                              (0.8)             (0.9)             (1.2)
   Gain on sale of mall stores                     --               0.1               0.5
   Other, net                                     0.0               0.1               0.0
                                               ------            ------            ------
                                                 (0.8)             (0.7)             (0.7)
                                               ------            ------            ------
     Income (loss) before income taxes           (0.8)             (1.7)              2.3
Income tax expense (benefit)                     (0.3)             (0.7)              0.9
                                               ------            ------            ------
     Net income (loss)                           (0.5)%            (1.0)%             1.4%
                                               ======            ======            ======

                                 Fiscal Year
                             -------------------
                             1999    1998   1997
                             ----    ----   ----
Hastings Superstores:
Beginning number of stores    129     117    111
Openings                       20      12      8
Closings *                     (2)     --     (2)
                             ----    ----   ----
Ending number of stores       147     129    117
                             ====    ====   ====

* Four additional superstores were closed in the first quarter of fiscal 2000.

Fiscal 1999 Compared to Fiscal 1998

     Revenues. Total revenues for fiscal 1999 totaled $447.2 million, an increase of $48.0 million or 12.0% over fiscal 1998 revenue of $399.2 million. The revenue growth consisted of a 13.7% increase in merchandise sales and a 5.2% increase in rental video revenue. The increase in revenue was primarily due to comparable store revenue growth of 4.0% and the opening of 20 Hastings superstores during fiscal 1999. The Company closed two superstores at the end of fiscal 1999, which had an insignificant effect on total revenue. Each significant revenue category exhibited growth, with video games providing the largest gains on a percentage basis.

     Gross Profit. Total gross profit as a percent of total revenue decreased in fiscal 1999 to 35.6% compared to 36.7% for 1998 excluding the non-cash, non-recurring, pre-tax charge of $18.5 million discussed above, under - "Rental Video Cost Allocation." This decline was primarily the result of a $3.5 million pre-tax charge in the fourth quarter of fiscal 1999 for the write-down of certain merchandise inventory to the lower of cost or market. The remainder of the gross profit change from fiscal 1998 resulted from the increase in merchandise revenues from 80.2% to 81.4% of total revenues. Excluding the write-down, merchandise gross profit as a percentage of merchandise revenue remained constant at 30.6%. Gross profit as a percentage of revenue for rental video remained constant at 61.3% for fiscal 1999 compared to fiscal 1998, excluding the charge described above.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to 35.2% of total revenues in fiscal 1999 from 32.7% in fiscal 1998. One factor contributing to this increase was the $5.1 million pre-tax charge for the costs associated with the closing of six superstores and one college bookstore. This charge includes the net present value of future minimum lease payments, write-off of property and equipment, and other related costs. Two of these superstores were closed as of the end of fiscal 1999, while the remainder were closed during the first quarter of fiscal 2000. Other factors contributing to the increase in SG&A were an increase of approximately $1.4 million in costs associated with the operation of the Company's Internet segment, increased cost related to the return of merchandise and increased costs related to the Company's superstore advertising programs.

     Pre-opening Expenses. Pre-opening expenses remained constant at 0.4% of revenues for fiscal 1999 compared to fiscal 1998. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening. The Company opened 20 new superstores in fiscal 1999, compared to 12 new superstores in fiscal 1998.

     Interest Expense. Interest expense remained constant at $3.7 million for fiscal 1999 compared to 1998.

     Gain (Loss) on Sale of Mall Stores. As a result of the sale of its 42 mall stores to Camelot Music, Inc., the Company recorded a total pre-tax gain of $7.9 million (after-tax gain of $4.9 million) in fiscal 1993 and fiscal 1994. Camelot Music, Inc. filed for bankruptcy in August 1996, and the Company established a reserve of $2.5 million in fiscal 1996 to cover potential losses related to certain mall store leases. As of January 31, 1998, expenses totaling $0.3 million had been charged against the reserve. In the fourth quarter of fiscal 1997, the reserve was reduced to $0.5 million, resulting in an increase to pre-tax income of $1.7 million. By the end of the fourth quarter of fiscal 1998, all potential liabilities related to the Camelot Music, Inc. bankruptcy were settled, and the Company reduced the remaining reserve to zero resulting in a decrease in pre-tax loss in the fourth quarter of fiscal 1998 of $0.5 million.

     Net Income (Loss). The Company reported a net loss of $2.2 million or $0.19 per diluted share in fiscal 1999 compared to a net loss of $4.3 million or $0.41 per diluted share in fiscal 1998. Excluding the $5.1 million pre-tax charge for the closing of stores and the $3.5 million pre-tax charge for the write-down of merchandise inventory in fiscal 1999, the Company's net income and diluted income per share would have been $3.1 million and $0.27 per diluted share, respectively. Excluding the non-cash, non-recurring, pre-tax charge of $18.5 million discussed above under - "Rental Video Cost Allocation," and the $0.5 million reversal of the reserve related to the Camelot Music, Inc. bankruptcy in fiscal 1998, the Company's fiscal 1998 net income and diluted income per share would have been $6.8 million and $0.66 per share, respectively.

     Fiscal 1998 Compared to Fiscal 1997

     Revenues. Total revenues for fiscal 1998 totaled $399.2 million, an increase of $41.4 million or 11.6% over fiscal 1997 revenue of $357.8 million. The revenue growth consisted of a 13.1% increase in merchandise sales and a 5.7% increase in rental video revenue. Each significant merchandise category exhibited growth, with sale video games providing the largest gain on a percentage basis. The increase in rental video revenue was the result of a new successful rental marketing program introduced in the third quarter of fiscal 1997 and the transition to revenue-sharing copy-depth programs. Overall comparable-store revenues increased 5.5% during the 12 months ended January 31, 1999. The Company added 12 new superstores during fiscal 1998 and did not close any stores.

     Gross Profit. Gross profit as a percentage of revenues was 32.1% in fiscal 1998 compared to 37.1% for fiscal 1997. Excluding the non-cash, non-recurring, pre-tax charge of $18.5 million discussed above, under - "Rental Video Cost Allocation," in fiscal 1998 gross profit was 36.7% of total revenues. Gross profit as a percentage of revenues for merchandise in fiscal 1998 increased to 30.6% from 29.6% in fiscal 1997. This increase was primarily due to lower inventory shrinkage. Rental video gross profit as a percentage of revenues decreased from 65.3% in fiscal 1997 to 37.9% in fiscal 1998. Excluding the rental video charge, rental video gross profit as a percentage of revenues decreased from 65.3% in fiscal 1997 to 61.3% in fiscal 1998 as a result of higher depreciation related to increased purchases and higher cost of leased videos related to revenue-sharing agreements.

     Selling, General and Administrative Expenses. SG&A expenses decreased to 32.7% of total revenues in fiscal 1998 from 33.8% in fiscal 1997. The primary factors contributing to this decrease as a percentage of revenues were lower corporate human resources costs related to deferred compensation, reduced overall advertising and lower costs associated with the return of merchandise inventory. During the second quarter of fiscal 1997, the Company re-priced certain stock options granted to its Chief Executive Officer in fiscal 1992. The Company recognized a one-time pre-tax charge of $1.0 million as deferred compensation expense as a result of this event. Excluding this one-time charge would reduce fiscal 1997 selling, general and administrative expenses to 33.5% of fiscal 1997 revenue.

     Pre-opening Expenses. Pre-opening expenses increased to 0.4% of revenues for fiscal 1998 from 0.3% of revenues for fiscal 1997. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening. The Company opened 12 new superstores in fiscal 1998, compared to eight new superstores in fiscal 1997.

     Interest Expense. Interest expense decreased to $3.7 million for fiscal 1998 from $4.2 million for fiscal 1997 due to lower average borrowing balances.

     Gain (Loss) on Sale of Mall Stores. As a result of the sale of its 42 mall stores to Camelot Music, Inc., the Company recorded a total pre-tax gain of $7.9 million (after-tax gain of $4.9 million) in fiscal 1993 and fiscal 1994. Camelot Music, Inc. filed for bankruptcy in August 1996, and the Company established a reserve of $2.5 million in fiscal 1996 to cover potential losses related to certain mall store leases. As of January 31, 1998, expenses totaling $0.3 million had been charged against the reserve. In the fourth quarter of fiscal 1997, the reserve was reduced to $0.5 million, resulting in an increase to pre-tax income of $1.7 million. By the end of the fourth quarter of fiscal 1998, all potential liabilities related to the Camelot Music, Inc. bankruptcy were settled, and the Company reduced the remaining reserve to zero resulting in a decrease to pre-tax loss in the fourth quarter of fiscal 1998 of $0.5 million.

     Net Income. The Company reported a net loss of $4.3 million or $0.41 per diluted share for fiscal 1998 compared to net income of $5.1 million and $.0.58 per diluted share, respectively for fiscal 1997. Excluding the non-cash, non-recurring, pre-tax charge of $18.5 million discussed above, under - "Rental Video Cost Allocation," and the $0.5 million reversal of the reserve related to the Camelot Music, Inc. bankruptcy, the Company's net income and diluted income per share would have been $6.8 million and $0.66 per share, respectively, in fiscal 1998. Excluding the $1.7 million reversal of the reserve related to the Camelot Music, Inc. bankruptcy, net income and diluted income per share would have been $4.1 million and $0.46 per diluted share, respectively, in fiscal 1997.

Liquidity and Capital Resources

     The Company's principal capital requirements arise from purchasing, warehousing and merchandising inventory and rental videos, opening new superstores, expanding existing superstores, and funding the expansion of its Internet operations. The Company's primary sources of working capital are cash flow from operating activities, trade credit from vendors, borrowings from its Revolving Credit Facility (the "Facility") and, for fiscal year 1996 and 1998, proceeds from the issuance of the Company's unsecured Series A Senior Notes due June 13, 2003 in the aggregate principal amount of $25.0 million (the "Senior Notes") and Common Stock from the Company's June 1998 initial public offering, respectively. Cash flow from operations was $39.3 million, $14.6 million and $56.2 million for fiscal 1999, 1998 and 1997, respectively. Capital expenditures, including purchase of rental video assets, were $47.3 million, $42.6 million and $55.8 million for fiscal 1999, 1998 and 1997, respectively. Cash flows from financing activities in fiscal 1999 primarily resulted from borrowings made under the Facility and in fiscal 1998, net proceeds of approximately $35.9 million from the issuance of the Common Stock in the Company's June 1998 initial public offering. Net activity under the Facility resulted in net borrowings of $14.6 million, net payments of $6.4 million and net borrowings of $0.1 million in fiscal 1999, 1998 and 1997, respectively.

     At January 31, 2000 and 1999, the Company had borrowings outstanding of $32.3 million and $17.7 million, respectively, under the Facility. The Facility accrued interest at variable rates based on the lender's base rate or LIBOR. The average rate of interest being charged under the Facility at January 31, 2000 and 1999 was 6.9% and 7.3%, respectively.


     Also, at January 31, 2000, the Company had outstanding $20 million aggregate principal amount of Senior Notes with a financial institution. The Company began making required $5.0 million annual principal payments on June 13, 1999, and the final payment is due June 13, 2003. The Senior Notes had a stated interest rate of 7.75% at January 31, 2000.

     As a result of the accounting restatements discussed in note 2 to the consolidated financial statements (Item 8), at January 31, 2000 and at various prior quarters the Company was not in compliance with certain financial covenants under its Facility and the Senior Notes. The Company obtained a series of waivers on its breach of the covenant requirements to January 31, 2000 and through June 12, 2000.

     Effective as of June 12, 2000, the Company entered into an amendment of the Facility and an amendment and restatement of the Note Purchase Agreement for the Senior Notes. As part of the amendments to the Facility and the Senior Notes, the combined borrowings are jointly collateralized on a pari passu basis by substantially all of the assets of the Company and its subsidiaries.

     The Facility, as amended, allows for maximum borrowings of up to $50 million. The aggregate amount outstanding under the Facility and the Senior Notes is limited to a borrowing base predicated on eligible inventory, as defined, and rental video assets, net. The Facility bears interest based on the lender's base rate plus 1.0% (base rate plus 1.75% on the amount in excess of the normal amount in the over-advance period) or LIBOR plus 2.50% (LIBOR plus 3.25% on the amount in excess of the normal advance rate amount in the over-advance period), at the Company's option. In addition the Company is required to pay a quarterly commitment fee of 0.50% on the unused Facility. Borrowings under the Facility are limited to an advance rate of 55% of eligible inventory (eligible inventory is defined as 61.22% of inventory, net) and 50% of rental video assets net of accumulated amortization, less the outstanding borrowings under the Senior Notes and any required rental reserve. The Facility provides for an increase in the advance rate to cover additional working capital requirements through the Christmas selling season (the seasonal over-advance). The advance rate increases to 65% of eligible inventory from August 1 through September 30 and to 70% of eligible inventory from October 1 through December 31, 2000 and December 16, 2001, respectively (the seasonal over-advance periods). The Facility includes revised covenants requiring the maintenance of specific financial ratios and minimum tangible net worth requirements. In addition, a covenant was added to the Facility requiring the Company's income before interest, taxes, depreciation and amortization (EBITDA) to be at least equal to specified levels for future periods. Further, the Facility imposes certain restrictions with respect to indebtedness, dividend payments, investment and capital expenditures. The Facility expires on December 16, 2001.

     The Senior Notes, as amended, have a stated interest rate of 10.25%. The amended and restated Note Purchase Agreement evidencing the amended Senior Notes has financial covenants that are the same as those contained in the amended Facility including financial ratios, minimum adjusted net worth requirements and restrictions on indebtedness, investment, capital expenditures, and the payment of dividends.

     The Company believes it will be able to comply with the financial covenants relating to both the amended Facility and the amended Senior Notes for the next twelve months; however, there can be no assurance of such compliance. The breach of any of the covenants contained in the amended Facility or the amended Senior Notes could result in a default under the amended Facility and the amended Senior Notes which could result in further advances under the revolving credit facility no longer being available from the lender and could enable the respective lenders to require immediate repayment of the borrowings including accrued interest under the agreements. If the lenders were to accelerate the repayment of borrowings, including accrued interest, the Company cannot be certain that its assets would be sufficient to repay such obligations. The amended Facility and the amended Senior Notes are guaranteed by each of the Company's three consolidated subsidiaries, and are in part secured by first priority liens on all of the capital stock and substantially all of the assets of each subsidiary.

     The Company's primary sources of liquidity are currently, cash flows from operating activities and borrowings under the Facility. As of June 7, 2000, $19.4 million was borrowed under the Facility. The Company believes that, based on current and anticipated financial performance, cash flows from operating activities and borrowings under the amended Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and required principal and interest payments under the amended Senior Notes and the amended Facility. The ability of the Company to satisfy its capital requirements will be dependent upon future financial performance of the Company, which in turn is subject to general economic conditions and to financial issues and other factors, including factors beyond the Company's control. (See - "Risk Factors")

     As described above under "Item 1. Business", the Company plans to slow its growth rate from that previously described and focus on the expansion and remodeling of its existing superstores. The Company invests generally between $1 million and $2 million in a new superstore, with the largest components of that amount being merchandise, videos, fixtures and leasehold improvements. The Company expanded seven superstores in fiscal 1999 and plans to expand approximately four superstores in fiscal 2000. The Company generally invests between $0.5 million to $1.0 million to expand a superstore.

     At January 31, 2000, the Company had one other debt obligation totaling $0.5 million. The principal on this obligation is payable quarterly until maturity in May 2002. In addition, the Company maintains two capitalized lease obligations with initial terms of 15 years. The total amount of these obligations was $1.5 million at January 31, 2000.

Seasonality and Inflation

     As is the case with many retailers, a significant portion of the Company's revenues, and an even greater portion of its operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. As a result, a substantial portion of the Company's annual earnings has been, and will continue to be, dependent on the results of this quarter. The Company experiences reduced rentals of video activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music and videocassette titles, the cost of the new release or "best renter" titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect retailers in general and the Company in particular.

     The Company does not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on the Company's operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" that impacts the Company's accounting treatment and/or its disclosure obligations. The statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or the results of operations of the Company upon adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of its business, the Company is exposed to certain market risks, primarily changes in interest rates. The Company's exposure to interest rate risk consists of variable rate debt based on the lenders base rate or LIBOR plus a specified percentage at the Company's option. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the January 31, 2000 outstanding balance of the variable rate debt would be approximately $0.3 million. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on the Company's financial position, results of operations or cash flows for the next fiscal year. The Company is not party to any derivative contracts. See notes 1(j) and (7) to the accompanying consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          HASTINGS ENTERTAINMENT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                             PAGE
Independent Auditors' Report                                                                                    27

Consolidated Balance Sheets as of January 31, 2000 and 1999                                                     28

Consolidated Statements of Operations
      for the years ended January 31, 2000, 1999 and 1998                                                       29

Consolidated Statements of Shareholders' Equity
      for the years ended January 31, 2000, 1999 and 1998                                                       30

Consolidated Statements of Cash Flows
      for years ended January 31, 2000, 1999 and 1998                                                           31

Notes to Consolidated Financial Statements                                                                      32

SCHEDULE

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hastings Entertainment, Inc. and subsidiaries as of January 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ended January 31, 2000, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2, the accompanying consolidated balance sheet as of January 31, 1999 and the consolidated statements of operations, shareholders' equity and cash flows for the years ended January 31, 1999 and 1998 have been restated.

As discussed in Note 3, the Company changed its method of amortization for rental videos in 1998.


/s/ KPMG LLP

Dallas, Texas
June 13, 2000

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            January 31, 2000 and 1999
                    (Dollars in thousands, except par value)

                                                                                            FISCAL
                                                                                   -------------------------
                                                                                      1999           1998
                                                                                   ----------    -----------
                                                                                                 As Restated
                                                                                                   (note 2)
                                   ASSETS
Current assets:
   Cash                                                                            $    7,026    $    5,394
   Merchandise inventories, net                                                       152,065       149,601
   Income taxes receivable                                                              6,272         6,515
   Deferred income taxes                                                                  656            --
   Other current assets                                                                 4,968         4,506
                                                                                   ----------    ----------
          Total current assets                                                        170,987       166,016
Property and equipment, net                                                            73,242        64,781
Deferred income taxes                                                                   3,026         2,523
Other assets                                                                              678           159
                                                                                   ----------    ----------
                                                                                   $  247,933    $  233,479
                                                                                   ==========    ==========
                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities on long-term debt                                            $    5,372    $    5,345
   Trade accounts payable                                                              66,568        66,278
   Accrued expenses and other current liabilities                                      31,752        28,145
   Deferred income taxes                                                                   --         1,382
                                                                                   ----------    ----------
          Total current liabilities                                                   103,692       101,150

Long-term debt, excluding current maturities                                           48,888        39,634
Other liabilities                                                                       5,262           826

Shareholder' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued               --            --
   Common stock, $.01 par value; 75,000,000 shares authorized;
      11,736,923 shares issued;
      11,628,973 shares in 1999 and 11,553,168 shares in 1998 outstanding                 117           117
   Additional paid-in capital                                                          37,402        37,783
   Retained earnings                                                                   53,951        56,116
   Treasury stock, at cost                                                             (1,379)       (2,147)
                                                                                   ----------    ----------
                                                                                       90,091        91,869
Commitments and contingencies                                                              --            --
                                                                                   ----------    ----------
                                                                                   $  247,933    $  233,479
                                                                                   ==========    ==========

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Years Ended January 31, 2000, 1999 and 1998
                      (In thousands, except per share data)

                                                                      FISCAL YEAR
                                                          --------------------------------------
                                                             1999           1998         1997
                                                          ----------    -----------   -----------
                                                                        As Restated   As Restated
                                                                          (note 2)      (note 2)
Merchandise revenue                                       $  364,041    $  320,162    $  283,026
Rental video revenue                                          83,114        79,001        74,739
                                                          ----------    ----------    ----------
         Total revenues                                      447,155       399,163       357,765

Merchandise cost of revenue                                  256,028       222,155       199,190
Rental video cost of revenue                                  32,184        49,069        25,904
                                                          ----------    ----------    ----------
         Total cost of revenues                              288,212       271,224       225,094
                                                          ----------    ----------    ----------
         Gross profit                                        158,943       127,939       132,671

Selling, general and administrative expenses                 157,283       130,378       120,794
Pre-opening expenses                                           1,681         1,474         1,071
                                                          ----------    ----------    ----------
         Operating income (loss)                                 (21)       (3,913)       10,806


Other income (expense):
   Interest expense                                           (3,708)       (3,727)       (4,228)
   Gain on sale of mall stores                                    --           454         1,734
   Other, net                                                    205           232           139
                                                          ----------    ----------    ----------
         Income (loss) before income taxes                    (3,524)       (6,954)        8,451

Income tax expense (benefit)                                  (1,359)       (2,649)        3,347
                                                          ----------    ----------    ----------

         Net income (loss)                                $   (2,165)   $   (4,305)   $    5,104
                                                          ==========    ==========    ==========

Basic income (loss) per share                             $    (0.19)   $    (0.41)   $     0.60
                                                          ==========    ==========    ==========

Diluted income (loss) per share                           $    (0.19)   $    (0.41)   $     0.58
                                                          ==========    ==========    ==========

Weighted-average common shares outstanding - basic            11,621        10,436         8,520
Dilutive effect of stock options                                  --            --           216
                                                          ----------    ----------    ----------
Weighted-average common shares outstanding - diluted          11,621        10,436         8,736
                                                          ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                   Years ended January 31, 2000, 1999 and 1998
                        (In thousands, except share data)


                                       COMMON STOCK      ADDITIONAL                  TREASURY STOCK
                                   --------------------   PAID-IN      RETAINED    --------------------
                                     SHARES     AMOUNT    CAPITAL      EARNINGS     SHARES      AMOUNT
                                   ----------   -------  ----------   ----------   --------    --------
 Balances at January 31, 1997 as
   previously reported              8,652,923   $    87  $    1,584   $   71,721     95,478    $   (823)
Restatement adjustments (note 2)           --        --          --      (16,253)        --          --
                                   ----------   -------  ----------   ----------   --------    --------
Balances at January 31, 1997 as
   restated (note 2)                8,652,923        87       1,584       55,468     95,478        (823)
Purchase of treasury stock                 --        --          --           --     11,035        (182)
Sale of treasury stock                     --        --           2           --    (10,544)         13
Exercise of stock options                  --        --           5           --     (6,612)        160
Shares transferred to fund ASOP            --        --          63           --    (10,092)        120
Redemption of Common Stock
   held by estate of Company's
   founder                                 --        --          --           --    108,460      (1,479)
Dividends ($.018 per share)                --        --          --         (151)        --          --
Net income                                 --        --          --        5,104         --          --
                                   ----------   -------  ----------   ----------   --------    --------

Balances at January 31, 1998 as
  restated (note 2)                 8,652,923        87       1,654       60,421    187,725      (2,191)
Issuance of Common Stock            3,084,000        30      36,135           --         --          --
Issuance of treasury stock                 --        --          --           --     (2,695)         31
Receipt of treasury shares upon
   exercise of stock options               --        --          --           --     12,453        (148)
Exercise of stock options                  --        --          (6)          --    (13,728)        161
Termination of Common Stock
   redemption agreement                    --        --          --           --         --          --
Net loss                                   --        --          --       (4,305)        --          --
                                   ----------   -------  ----------   ----------   --------    --------

Balances at January 31, 1999 as
   restated (note 2)               11,736,923       117      37,783       56,116    183,755      (2,147)
Issuance of treasury stock                 --        --         (18)          --     (3,893)         53
Receipt of treasury shares upon
   exercise of stock options               --        --          --           --     65,454        (996)
Exercise of stock options,
   including tax benefits
   of $0.3 million                         --        --        (363)          --   (137,366)      1,711
Net loss                                   --        --          --       (2,165)        --          --
                                   ----------   -------  ----------   ----------   --------    --------
Balances at January 31, 2000       11,736,923   $   117  $   37,402   $   53,951    107,950    $ (1,379)
                                   ==========   =======  ==========   ==========   ========    ========


                                           REDEMPTION
                                            VALUE OF
                                          COMMON STOCK
                                         HELD BY ESTATE      TOTAL
                                          OF COMPANY'S    SHAREHOLDERS'
                                            FOUNDER         EQUITY
                                         --------------   ------------
 Balances at January 31, 1997 as
   previously reported                       $ (9,500)      $   63,069
Restatement adjustments (note 2)                   --          (16,253)
                                             --------       ----------
Balances at January 31, 1997 as
   restated (note 2)                           (9,500)          46,816
Purchase of treasury stock                         --             (182)
Sale of treasury stock                             --               15
Exercise of stock options                          --              165
Shares transferred to fund ASOP                    --              183
Redemption of Common Stock
   held by estate of Company's
   founder                                      1,500               21
Dividends ($.018 per share)                        --             (151)
Net income                                         --            5,104
                                             --------       ----------

Balances at January 31, 1998 as
  restated (note 2)                            (8,000)          51,971
Issuance of Common Stock                           --           36,165
Issuance of treasury stock                         --               31
Receipt of treasury shares upon
   exercise of stock options                       --             (148)
Exercise of stock options                          --              155
Termination of Common Stock
   redemption agreement                         8,000            8,000
Net loss                                           --           (4,305)
                                             --------       ----------

Balances at January 31, 1999 as
   restated (note 2)                               --           91,869
Issuance of treasury stock                         --               35
Receipt of treasury shares upon
   exercise of stock options                       --             (996)
Exercise of stock options,
   including tax benefits
   of $0.3 million                                 --            1,348
Net loss                                           --           (2,165)
                                             --------       ----------
Balances at January 31, 2000                 $     --       $   90,091
                                             ========       ==========

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years ended January 31, 2000, 1999 and 1998
                             (Dollars in thousands)


                                                                                       FISCAL YEAR
                                                                         ----------------------------------------
                                                                            1999           1998           1997
                                                                         ---------     -----------    -----------
                                                                                       As Restated    As Restated
                                                                                         (note 2)       (note 2)
Cash flows from operating activities:
     Net income (loss)                                                   $  (2,165)     $  (4,305)     $   5,104
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization                                    32,923         55,331         33,606
           Gain on sale of mall stores, net                                     --           (454)        (1,734)
           Loss on rental videos lost, stolen and defective                  2,938          3,459          1,651
           Loss on disposal of non-rental video assets                       3,023            297            733
           Deferred income tax                                              (2,541)        (3,354)          (674)
           Deferred compensation                                                --             --          1,040
           Changes in operating assets and liabilities:
              Merchandise inventories                                       (2,464)       (21,090)       (17,503)
              Other current assets                                            (462)          (692)          (418)
              Trade accounts payable and accrued expenses                    3,897         (8,804)        32,141
              Income taxes receivable                                          243         (7,064)         2,085
              Other assets and liabilities, net                              3,917          1,260            157
                                                                         ---------      ---------      ---------
                 Net cash provided by operating activities                  39,309         14,584         56,188
                                                                         ---------      ---------      ---------

Cash flows from investing activities:
     Purchases of property and equipment                                   (47,310)       (42,568)       (55,753)
                                                                         ---------      ---------      ---------
                 Net cash used in investing activities                     (47,310)       (42,568)       (55,753)
                                                                         ---------      ---------      ---------

Cash flows from financing activities:
     Borrowings under revolving credit facility                            331,850        283,600         22,100
     Repayments under revolving credit facility                           (317,250)      (289,950)       (22,000)
     Payments under long-term debt and capital lease obligations            (5,319)          (283)          (218)
     Payment of dividends                                                       --             --           (151)
     Purchase of treasury stock                                                 --             --         (1,661)
     Proceeds from sale of treasury stock                                       --             --            198
     Proceeds from exercise of stock options                                   352              6            165
     Proceeds from issuance of stock                                            --         36,165             --
                                                                         ---------      ---------      ---------
                 Net cash provided by (used in) financing activities         9,633         29,538         (1,567)
                                                                         ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                         1,632          1,554         (1,132)
Cash at beginning of year                                                    5,394          3,840          4,972
                                                                         ---------      ---------      ---------
Cash at end of year                                                      $   7,026      $   5,394      $   3,840
                                                                         =========      =========      =========


          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


(1)  OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  GENERAL

          Hastings Entertainment, Inc. and subsidiaries (the Company) operates a chain of retail stores in 22 states, primarily in the Western and Midwestern United States, with revenues originating from the sale of music, books, software, periodicals, videocassette, video game and DVD products and the rental of videocassettes, video games and DVDs.

     (b)  BASIS OF CONSOLIDATION

          The consolidated financial statements present the results of Hastings Entertainment, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

          The Company's fiscal years ended January 31, 2000, 1999 and 1998 are referred to as fiscal 1999, 1998 and 1997, respectively.

     (c)  BASIS OF PRESENTATION

          Certain prior year amounts have been reclassified to conform with fiscal 1999 presentation.

     (d)  REVENUE RECOGNITION

          Merchandise and rental video revenue are presented net of returns and exclude all taxes. An allowance has been established to provide for projected merchandise returns.

     (e)  CASH AND CASH EQUIVALENTS

          The Company considers all short-term investments with original maturities of three months or less (primarily money market mutual funds) to be cash equivalents.

     (f)  MERCHANDISE INVENTORIES

          Merchandise inventories are recorded at the lower of standard cost (which approximates the first-in, first-out (FIFO method)) or market.

     (g)  PROPERTY AND EQUIPMENT

          Property and equipment, excluding rental video assets (see note 3), are recorded at cost and depreciated using the straight-line method. Furniture, fixtures and equipment are depreciated over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the shorter of the related lease term or their estimated useful lives.

          Property recorded pursuant to capital lease obligations is stated at the present value of the minimum lease payments at the inception of each lease, not in excess of fair value, and amortized on a straight-line basis over related lease term.

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

                            January 31, 2000 and 1999


     (h)  INCOME TAXES

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

     (i)  FINANCIAL INSTRUMENTS

          The carrying amount of long-term debt approximates fair value as of January 31, 2000 and 1999 due to the instruments bearing interest at market rates. The carrying amount of accounts payable approximates fair value because of its short maturity period.

     (j)  DERIVATIVE FINANCIAL INSTRUMENTS

          During fiscal year 1998 and 1997, the Company's only derivative position was a non-leveraged off-balance-sheet interest rate swap. The interest rate swap was accounted for by recording the net interest received or paid as an adjustment to interest expense on a current basis. The swap expired in June 1998.

     (k)  STOCK OPTION PLANS

          The Company accounts for its stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25 (APB 25), Accounting for Stock Issued to Employees, and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Under Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-based Compensation, the Company may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. The Company has elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

     (l)  ADVERTISING COSTS

          Advertising costs for newspaper, television and other media are expensed as incurred. Net advertising expenses for the fiscal years 1999, 1998, and 1997 were $3.7 million, $1.3 million and $2.1 million, respectively.

     (m)  PRE-OPENING COSTS

          Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening and are expensed as incurred.

     (n)  INCOME (LOSS) PER SHARE

          Basic income (loss) per share is computed by dividing net income
          (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share includes additional shares that would have resulted from potentially dilutive securities. Prior to the Company's Common Stock being publicly traded, for purposes of computing dilution of securities under the treasury stock method, the price of the Company's stock was based upon annual appraisals of the value of the Company.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


          Options to purchase 1,813,965 shares of Common Stock at exercise prices ranging from $5.25 per share to $15.00 per share outstanding at January 31, 2000, 425,600 shares of Common Stock at exercise prices ranging from $13.00 per share to $15.00 per share outstanding at January 31, 1999, 688,656 shares of Common Stock at exercise prices ranging from $13.64 per share to $19.29 per share outstanding at January 31, 1998 were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

     (o)  USE OF MANAGEMENT ESTIMATES

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

     (p)  COMPREHENSIVE INCOME

          Comprehensive income (loss) is equal to net income (loss) for all periods presented.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


(2)  FINANCIAL STATEMENT RESTATEMENTS

     The Company has recorded certain accounting adjustments that were required to restate its consolidated financial statements for fiscal 1998 and 1997, and retained earnings as of January 31, 1997.

     The restatement adjustments for 1998 decreased previously reported net income by $4.8 million and consist of the following adjustments: an increase to total revenues of $0.5 million related to the recognition of gift certificate revenue; an increase in cost of revenues of $2.6 million for additional product shrinkage expense; a decrease in cost of revenues of $0.1 million for inventory costing; an increase to selling, general and administrative expense of $4.8 million for additional merchandise returns expense; a reduction in the gain on sale of mall stores of $1.0 million in 1998; and a reduction of income tax expense of $3.0 million related to these adjustments.

     The restatement adjustments for 1997 decreased previously reported net income by $3.5 million, consisting of the following adjustments: an increase in the cost of revenues of $4.3 million for additional product shrinkage expense; a decrease in cost of revenues of $0.1 million for inventory costing; an increase to selling, general and administrative expense of $2.2 million for additional merchandise returns expense; an increase in the gain on sale of mall stores of $1.0 million; and a reduction of income tax expense of $1.9 million related to these adjustments.

     The restatement adjustments at January 31, 1997 decreased previously reported retained earnings by $16.3 million and consist of the following adjustments to results of operations for years prior to fiscal 1997: a decrease to revenues of $0.5 million related to the recognition of gift certificate revenue; increases to cost of revenues of $11.2 million and $0.4 million for additional product shrinkage expense and inventory costing, respectively; an increase in selling, general and administrative expense of $5.1 million for additional merchandise returns expense; and a reduction in income tax expense of $0.9 million related to these adjustments.

     The Company's January 31, 1999 balance sheet includes a reclassification of its allowance for cost of inventory returns from "Merchandise inventories, net" to "Accrued expenses and other current liabilities."

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


(2)  FINANCIAL STATEMENT RESTATEMENTS (CONTINUED)


                                                                CONSOLIDATED BALANCE SHEET
(Dollars in thousands)                                            AS OF JANUARY 31, 1999
                                                                --------------------------

                                                                     As
                                                                 Previously        As
                                                                  Reported      Restated
                                                                 ----------     ---------
                 ASSETS
Current assets:
   Cash                                                          $   5,394      $   5,394
   Merchandise inventories, net                                    145,432        149,601
   Income taxes receivable                                             807          6,515
   Deferred income taxes                                             1,636             --
   Other current assets                                              4,599          4,506
                                                                 ---------      ---------
         Total current assets                                      157,868        166,016
Property and equipment, net                                         64,124         64,781
Deferred income taxes                                                   --          2,523
Other assets                                                           159            159
                                                                 ---------      ---------
                                                                 $ 222,151      $ 233,479
                                                                 =========      =========


  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities on long-term debt                          $   5,345      $   5,345
   Trade accounts payable                                           42,406         66,278
   Accrued expenses and other current liabilities                   17,937         28,145
   Deferred income taxes                                                --          1,382
                                                                 ---------      ---------
          Total current liabilities                                 65,688        101,150
Long-term debt, excluding current maturities                        39,634         39,634
Other liabilities                                                       --            826
Deferred income taxes                                                  696             --

Shareholders' equity:
   Common stock                                                        117            117
   Additional paid-in capital                                       37,530         37,783
   Retained earnings                                                80,633         56,116
   Treasury stock, at cost                                          (2,147)        (2,147)
                                                                 ---------      ---------
                                                                   116,133         91,869
                                                                 ---------      ---------
                                                                 $ 222,151      $ 233,479
                                                                 =========      =========

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


(2)      FINANCIAL STATEMENT RESTATEMENTS (CONTINUED)



                                                                 CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)                                         FISCAL YEAR
                                                         ------------------------------------------------------
                                                            1998           1998           1997          1997
                                                         ----------     ---------      ----------     ---------
                                                             As                           As
                                                         Previously        As          Previously        As
                                                          Reported      Restated       Reported       Restated
                                                         ----------     ---------      ----------     ---------
Merchandise revenue                                      $ 319,667      $ 320,162      $ 283,026      $ 283,026
Rental video revenue                                        79,001         79,001         74,739         74,739
                                                         ---------      ---------      ---------      ---------
         Total revenues                                    398,668        399,163        357,765        357,765

Merchandise cost of revenue                                219,546        222,155        194,359        199,190
Rental video cost of revenue                                49,139         49,069         26,546         25,904
                                                         ---------      ---------      ---------      ---------
        Total cost of revenues                             268,685        271,224        220,905        225,094
                                                         ---------      ---------      ---------      ---------

        Gross profit                                       129,983        127,939        136,860        132,671

Selling, general and administrative expenses               125,611        130,378        118,566        120,794
Pre-opening expenses                                         1,474          1,474          1,071          1,071
                                                         ---------      ---------      ---------      ---------
                                                           127,085        131,852        119,637        121,865
                                                         ---------      ---------      ---------      ---------
         Operating income (loss)                             2,898         (3,913)        17,223         10,806


Other income (expenses):
   Interest expense                                         (3,727)        (3,727)        (4,228)        (4,228)
   Gain on sale of mall stores                               1,454            454            734          1,734
   Other, net                                                  232            232            139            139
                                                         ---------      ---------      ---------      ---------
                                                            (2,041)        (3,041)        (3,355)        (2,355)
                                                         ---------      ---------      ---------      ---------

         Income (loss) before income taxes                     857         (6,954)        13,868          8,451

Income tax expense (benefit)                                   392         (2,649)         5,270          3,347
                                                         ---------      ---------      ---------      ---------

         Net income (loss)                               $     465      $  (4,305)     $   8,598      $   5,104
                                                         =========      =========      =========      =========

Basic income (loss) per share                            $    0.04      $   (0.41)     $    1.01      $    0.60
                                                         =========      =========      =========      =========
Diluted income (loss) per share                          $    0.04      $   (0.41)     $    0.98      $    0.58
                                                         =========      =========      =========      =========


Weighted-average common shares outstanding - basic          10,436         10,436          8,520          8,520
Dilutive effect of stock options                               156           --              216            216
                                                         ---------      ---------      ---------      ---------

Weighted-average common shares outstanding - diluted        10,592         10,436          8,736          8,736
                                                         =========      =========      =========      =========

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


(3)  CHANGE IN ACCOUNTING METHOD

     The Company adopted a new, accelerated method of amortizing its rental video assets in the fourth quarter of fiscal 1998. The Company adopted the new method upon implementation of a new business model, which includes revenue-sharing agreements with major studios. Revenue sharing increases the number of videos in the stores and satisfies customer demand over a shorter period of time. Revenue sharing allows the Company to acquire videos at a lower initial cost than traditional buying arrangements. The Company then shares with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. Revenue sharing results in a greater proportion of rental revenue received over a reduced rental period and, accordingly, the Company has changed its method of amortizing rental videos in order to better match expenses with revenues.

     Under the new amortization method, revenue-sharing payments are expensed as revenues are earned under the terms of the specific contracts with supplying studios. The capitalized cost of all videos is being amortized on an accelerated basis over six months to a salvage value of $4 per unit, except for videos purchased for the initial stock of a new store, which are being amortized on a straight-line basis over 36 months to a salvage value of $4 per unit.

     The adoption of the new amortization method was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a non-cash pre-tax charge of $18.5 million, which is included in rental video cost of revenues in the fourth quarter of fiscal 1998, increasing net loss and diluted loss per share for fiscal 1998 by $11.5 million and $1.10 per share, respectively.

     The calculation of the change in operating expense attributable to videos for prior periods would not be meaningful because the new business model involving revenue-sharing arrangements had not been implemented.

     During fiscal 1998, prior to adopting the new method of amortization in the fourth quarter, the capitalized cost of base unit rental video assets (copies one through four of a title for each store) was amortized on a straight-line basis over 36 months to a salvage value of $5. The capitalized cost of non-base unit rental video assets (copies five and above of a title for each store) was amortized on a straight-line basis over six months to a salvage value of $5.

     During fiscal 1997, the Company amortized the cost of rental video assets on a straight-line method over an 18-month period to a salvage value of $5. The Company also recorded markdowns for under-performing rental video assets. The amortization and markdown policies combined to provide an average cost allocation period of 8-13 months.

     The Company believes its results of operations in fiscal 1997 would not have been materially different had the Company used the amortization method that was used in fiscal 1998 prior to the fourth quarter change in method.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


(4)  MERCHANDISE INVENTORIES

     Merchandise inventories consisted of the following (dollars in thousands):

                                                      1999         1998
                                                    --------     --------
Merchandise inventories:
    Music                                           $ 51,921     $ 52,991
    Books                                             59,069       55,510
    Videos                                            24,525       21,218
    Other                                             19,094       22,028
                                                    --------     --------
                                                     154,609      151,747
     Less allowance for inventory shrinkage and
       obsolescence                                    2,544        2,146
                                                    --------     --------
                                                    $152,065     $149,601
                                                    ========     ========

     During fiscal 1999 and 1998, the Company purchased approximately 20% and 22%, respectively, of all products (defined herein as merchandise inventories and rental videos) from three suppliers.

(5)  PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (dollars in thousands):

                                                1999         1998
                                              --------     --------
Rental videos                                 $ 58,452     $ 68,886
Furniture and equipment                         78,984       67,947
Leasehold improvements                          46,410       39,958
Property under capital leases                    2,126        1,982
                                              --------     --------
                                               185,972      178,773
        Less accumulated depreciation and
          amortization (note 3)                112,730      113,992
                                              --------     --------

                                              $ 73,242     $ 64,781
                                              ========     ========

     Accumulated depreciation and amortization of property and equipment includes $1.1 million and $.9 million of accumulated amortization of equipment under capital leases at January 31, 2000 and 1999, respectively.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


(6)  ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     Accrued expenses and other current liabilities consisted of the following (dollars in thousands):

                                             1999         1998
                                            -------     -------
Allowance for cost of inventory returns     $ 9,463     $11,418
Deferred gift card revenue                    5,726       2,614
Salaries, vacation, and bonus                 3,748       3,206
Other                                        12,815      10,907
                                            -------     -------
   Total                                    $31,752     $28,145
                                            =======     =======

     Merchandise inventories that are not sold can normally be returned to the suppliers. The allowance for cost of inventory returns represents estimated costs related to merchandise returned or to be returned to suppliers for which credit is pending. Because the amount of credit to be received requires estimates, it is reasonably possible that the Company's estimate of the ultimate settlement with its suppliers may change in the near term.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


(7)  LONG-TERM DEBT

     Long-term debt and capitalized lease obligations consisted of the following (dollars in thousands):

                                                   1999        1998
                                                 -------     -------
Revolving credit facility                        $32,250     $17,650
Series A senior notes                             20,000      25,000
Capitalized lease obligations (note 5 and 8)       1,492       1,583
Other                                                518         746
                                                 -------     -------
                                                  54,260      44,979
        Less current maturities                    5,372       5,345
                                                 -------     -------

                                                 $48,888     $39,634
                                                 =======     =======

     At January 31, 2000 and 1999, the Company had borrowings outstanding of $32.3 million and $17.7 million, respectively, under a revolving credit facility (the "Facility"). The Facility accrued interest at variable rates based on the lender's base rate or LIBOR. The average rate of interest being charged under the Facility at January 31, 2000 and 1999 was 6.9% and 7.3%, respectively.

     Also, at January 31, 2000 and 1999, the Company had outstanding with a financial institution $20 million and $25 million, respectively, aggregate principal amount of unsecured Series A Senior Notes due June 13, 2003 (the "Senior Notes"). The Company began making required $5.0 million annual principal payments on June 13, 1999. The Senior Notes had a stated interest rate of 7.75% at January 31, 2000.

     As a result of the restatement adjustments discussed in note 2, at January 31, 2000 and at various prior quarters, the Company was not in compliance with certain financial covenants under its Facility and the Senior Notes. The Company obtained a series of waivers on its breach of the covenant requirements to January 31, 2000 and through June 12, 2000.

     Effective as of June 12, 2000, the Company entered into an amendment of the Facility and an amendment and restatement of the Note Purchase Agreement for the Senior Notes. As part of the amendments to the Facility and the Senior Notes, the combined borrowings are jointly collateralized on a pari passu basis by substantially all of the assets of the Company and its subsidiaries.

     The Facility, as amended, allows for maximum borrowings of up to $50 million. The aggregate amount outstanding under the Facility and the Senior Notes is limited to a borrowing base predicated on eligible inventory, as defined, and rental video assets, net. The Facility bears interest based on the lender's base rate plus 1.0% (base rate plus 1.75% on the amount in excess of the normal amount in the over-advance period) or LIBOR plus 2.50% (LIBOR plus 3.25% on the amount in excess of the normal advance rate amount in the over-advance period), at the Company's option. In addition the Company is required to pay a quarterly commitment fee of 0.50% on the unused Facility. Borrowings under the Facility are limited to an advance rate of 55% of eligible inventory (eligible inventory is defined as 61.22% of inventory, net) and 50% of rental video assets net of accumulated amortization, less the outstanding borrowings under the Senior Notes and any required rental reserve. The Facility provides for an increase in the advance rate to cover additional working capital requirements through the Christmas selling season (the seasonal over-advance). The advance rate increases to 65% of eligible inventory from August 1 through September 30 and to 70% of eligible inventory from October 1 through December 31, 2000 and December 16, 2001, respectively (the seasonal over-advance periods). The Facility includes revised covenants requiring the maintenance of specific financial ratios and minimum tangible net worth requirements. In addition, a covenant was added to the Facility requiring the Company's income before interest, taxes, depreciation and amortization (EBITDA) be at least equal to specified levels for future periods. Further, the Facility imposes certain restrictions with respect to

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999



     indebtedness, dividend payments, investment and capital expenditures. The Facility expires on December 16, 2001.

     The Senior Notes, as amended, have a stated interest rate of 10.25%. The amended and restated Note Purchase Agreement evidencing the amended Senior Notes has financial covenants that are the same as those contained in the amended Facility including financial ratios, minimum adjusted net worth requirements and restrictions on indebtedness, investment, capital expenditures, and the payment of dividends.

     The Company believes it will be able to comply with the financial covenants relating to both the amended Facility and the amended Senior Notes for the next twelve months; however, there can be no assurance of such compliance. The breach of any of the covenants contained in the amended Facility or the amended Senior Notes could result in a default under the amended Facility and the amended Senior Notes which could result in further advances under the Facility no longer being available from the lender and could enable the respective lenders to require immediate repayment of the borrowings including accrued interest under the agreements. If the lenders were to accelerate the repayment of borrowings including accrued interest, the Company cannot be certain that its assets would be sufficient to repay such obligations. In addition, the ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn is subject to general economic conditions and to financial issues and other factors, including factors beyond the Company's control. The amended Facility and the amended Senior Notes are guaranteed by each of the Company's three consolidated subsidiaries, and are in part secured by first priority liens on all of the capital stock and substantially all of the assets of each subsidiary.

     The capitalized lease obligations represent two leases on certain retail space with initial terms of 15 years.

     The aggregate maturities of long-term debt and capitalized lease obligations for years subsequent to fiscal 1999 are as follows (dollars in thousands):


                        2000             $ 5,372
                        2001              37,632
                        2002               5,230
                        2003               5,193
                        2004                 224
                      Thereafter             609
                                         -------

                                         $54,260
                                         =======


(8)  LEASES

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



                                         1999             1998             1997
                                       -------          -------          -------
       Minimum rentals                 $15,444          $13,280          $11,555
       Contingent rentals                1,728            1,769            1,710
       Less sublease income                279              138              151
                                       -------          -------          -------

               Rental expense          $16,893          $14,911          $13,114
                                       =======          =======          =======

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999

     Future minimum lease payments under non-cancelable operating leases, excluding certain leases assumed by another party (see note 15), and the present value of future minimum capital lease payments as of January 31, 2000 are (dollars in thousands):

                                                                                        CAPITAL            OPERATING
                                                                                         LEASES              LEASES
                                                                                       ----------          ----------
2000                                                                                   $      254          $   16,628
2001                                                                                          257              16,097
2002                                                                                          259              14,742
2003                                                                                          268              13,147
2004                                                                                          280              11,005
Thereafter                                                                                    688              32,470
                                                                                       ----------          ----------

        Total minimum lease payments                                                        2,006             104,089
Less net present value of sublease income                                                                         889
                                                                                                           ----------

        Net minimum lease payments under
          operating leases                                                                                 $  103,200
                                                                                                           ==========
Less amount representing imputed interest                                                     514
                                                                                       ----------

        Total obligations under capital leases                                              1,492
Less current principal maturities of capital lease
    Obligations                                                                               139
                                                                                       ----------

        Obligations under capital leases,
          excluding current maturities                                                 $    1,353
                                                                                       ==========


     Included in accrued expenses and other current liabilities and other liabilities at January 31, 2000 and 1999 is $4.0 million and $1.6 million, respectively, for the net present value of future minimum lease payments attributable to closed or relocated stores, net of estimated sublease income. The $4.0 million at January 31, 2000 includes $2.5 million related to the closing of five underperforming stores that management had approved for closure in the fourth quarter of fiscal 1999 and which were closed in the first quarter of 2000. Future minimum lease payments due on these operating leases are included in the table above. As a result of the decision to close these stores, the Company also wrote off impaired property and equipment of $2.3 million and accrued other related costs of $0.3 million.

     A director and executive officer of the Company is a limited partner in various limited partnerships that lease land and improvements to the Company under certain lease agreements. During fiscal 1999, 1998 and 1997, the Company made lease payments of $0.6 million, $0.5 million and $0.5 million, respectively, to these partnerships.

(9)  INCOME TAXES

     Income tax expense (benefit) consists of the following (dollars in thousands):


                                           1999              1998              1997
                                         -------           -------           -------
       Current Federal                   $ 1,214           $   600           $ 3,257
       Current state and local               (32)              105               764
       Deferred Federal                   (2,156)           (2,861)             (444)
       Deferred state and local             (385)             (493)             (230)
                                         -------           -------           -------

                                         $(1,359)          $(2,649)          $ 3,347
                                         =======           =======           =======

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


     The difference between expected income tax expense (computed by applying the statutory rate of 34% for fiscal 1999, 34% for fiscal 1998 and 35% for fiscal 1997 to income (loss) before income taxes) and actual income tax expense (benefit) is as follows (dollars in thousands):


                                                           1999              1998              1997
                                                          -------           -------           -------
       Computed "expected" tax expense (benefit)          $(1,198)          $(2,364)          $ 2,958
       State and local income taxes, net of
           federal income tax effect                         (275)             (255)              347
       Other                                                  114               (30)               42
                                                          -------           -------           -------

                                                          $(1,359)          $(2,649)          $ 3,347
                                                          =======           =======           =======


     The Company has an income tax receivable totaling $6.3 million at January 31, 2000, of which $5.7 million related to income taxes previously paid by the Company in fiscal 1998, 1997 and 1996. The Company is filing amended income tax returns to recover the tax benefits resulting from the accounting restatement discussed in Note 2.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):


                                                         1999                1998
                                                        --------          --------

Deferred tax assets:
    Gift cards                                          $    431          $    197
    Abandoned leases                                       2,461               597
    Deferred rent                                            586               563
    Compensated absences                                     492               402
    Deferred compensation                                    392               392
    Deferred lease incentives                                971                --
    Property and equipment, principally due to
      different depreciation methods for
      financial reporting and income tax
      purposes                                                --             1,374
    Other                                                    132               128
                                                        --------          --------
          Total deferred tax assets                        5,465             3,653

Deferred tax liabilities:
    Inventories, principally due to the
      measurement of cost using LIFO for
      income tax purposes prior to fiscal 1998             1,274             2,512
    Property and equipment, principally due to
      different depreciation methods for
      financial reporting and income tax
      purposes                                               509                --
                                                        --------          --------

          Total deferred tax liabilities                   1,783             2,512
                                                        --------          --------

          Net deferred tax assets                       $  3,682          $  1,141
                                                        ========          ========

     The Company did not record a valuation allowance for deferred tax assets at January 31, 2000 or 1999. In assessing the realizability of deferred tax assets, management considers the scheduled reversal of deferred tax assets and liabilities, future taxable income and tax planning strategies. The Company believes it is more likely than not it will realize the benefits of these deductible differences over the periods which the deferred tax assets are deductible.

     In fiscal 1997 the Company elected to change from the LIFO cost method to the FIFO cost method of inventory accounting for financial reporting and income tax purposes. The $4.7 million deferred tax liability related to the tax LIFO reserve at January 31, 1997 is being included in taxable income ratably over a four-year period beginning in fiscal 1997.


(10) 401k AND ASOP

     Employees who have attained age 21 are eligible to participate in the Company's 401k plan and may elect to contribute up to 12 percent of their salary, subject to federal limitations, to the plan. Employer contributions are determined at the discretion of the Company and are allocated solely to those employees who are participating in the plan and have completed one year of service. Amounts expensed related to the plan were $0.2 million, $0.3 million and $0.5 million during fiscal 1999, 1998 and 1997, respectively.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999


     The Company's Associate Stock Ownership Plan (ASOP) permits full-time employees, as defined, who have attained age 21 and completed one year of service to participate in the ASOP. Employer contributions are determined at the discretion of the Company. The Board of Directors has determined that the level of contributions will be made based on attaining operational profit goals as set by the Board of Directors. The contribution is based on a percentage of participants' eligible compensation and provisions of $0.3 million, $0.4 million and $0.4 million were made in the accompanying consolidated financial statements for fiscal 1999, 1998 and 1997, respectively. Common shares held by the ASOP were 124,410, 92,825 and 66,814 at January 31, 2000, 1999 and 1998, respectively.

(11) SHAREHOLDERS' EQUITY

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

     The 1991 and 1994 Stock Option Plans and the 1996 Incentive Stock Plan authorize the award of both incentive stock options and non-qualified stock options to purchase Common Stock to officers, other associates and directors of the Company. The exercise price per share of incentive stock options may not be less than the market price of the Company's Common Stock on the date the option is granted. The exercise price per share of non-qualified stock options is determined by the Board of Directors, or a committee thereof. The term of each option is determined by the Board of Directors and generally will not exceed ten years from the date of grant. The exercise price of options issued to certain executive officers of the Company included fixed annual increases, which were eliminated in fiscal 1997.

     The 1996 Incentive Stock Plan also authorizes the granting of stock appreciation rights, restricted stock, dividend equivalent rights, stock awards, and other stock-based awards to officers, other associates, directors, and consultants of the Company. There have been no grants of these awards under this plan.

     The Company's Chief Executive Officer has an option to acquire 404,720 shares of Common Stock, which may be exercised in full or in part through January 31, 2007. In fiscal 1997, the exercise price of these options was reduced from $13.64 to $11.07 and fixed annual increases of the option exercise price were eliminated. The Company recorded compensation expense of $1.0 million and an income tax benefit of $0.4 million for the change in exercise price in fiscal 1997.

     The Company has a management stock purchase plan that authorizes the issuance of up to 227,655 shares of Common Stock, pursuant to agreements providing for the purchase of Restricted Stock Units (RSU's). The cost of each RSU is equal to 75% of the fair market value of the Common Stock of the Company on the date the RSU is awarded. As of January 31, 2000, 1999 and 1998 there were 11,654, 8,025 and zero RSU's awarded under the Plan, respectively. The Company recorded approximately $52,000 and $50,000 of compensation expense at the time the RSU's were awarded for fiscal year 1999 and 1998, respectively.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                            January 31, 2000 and 1999



       A summary of information with respect to all stock option plans is as follows:


                                                                                              WEIGHTED-
                                                                                               AVERAGE
                                                                                               EXERCISE
                                                                        OPTIONS                 PRICE
                                                                       -----------           -----------
        Outstanding at January 31, 1997                                $ 1,531,668           $     12.33
            Granted                                                        932,617                 13.20
            Exercised                                                       (6,612)                 6.48
            Forfeited                                                     (660,119)                15.30
                                                                       -----------           -----------

        Outstanding at January 31, 1998                                  1,797,554                 11.72
            Granted                                                        787,162                 11.05
            Exercised                                                      (13,728)                13.35
            Forfeited                                                     (654,304)                13.56
                                                                       -----------           -----------

        Outstanding at January 31, 1999                                  1,916,684                 10.80
            Granted                                                        372,540                  9.52
            Exercised                                                     (137,366)                 7.61
            Forfeited                                                     (337,893)                11.39
                                                                       -----------           -----------

        Outstanding at January 31, 2000                                $ 1,813,965           $     10.67
                                                                       ===========           ===========

        Reserved and available for grant at January 31, 2000               485,721


     At January 31, 2000, the options outstanding and options exercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.



                                                                                               WEIGHTED-
                                                                           WEIGHTED-            AVERAGE
                                                                            AVERAGE            REMAINING
                                                        OPTIONS          EXERCISE PRICE     CONTRACTUAL LIFE
                                                    ----------------     ---------------    -----------------
       RANGE:  $5.25 - $9.99
       Options outstanding at January 31, 2000             393,277          $     7.21          5.18 years
       Options exercisable at January 31, 2000             192,720          $     6.46

       RANGE:  $10.00 - $14.99
       Options outstanding at January 31, 2000           1,395,570          $    11.57          7.12 years
       Options exercisable at January 31, 2000             864,647          $    11.43

       PRICE:  $15.00
       Options outstanding at January 31, 2000              25,118          $    15.00          2.57 years
       Options exercisable at January 31, 2000              10,548          $    15.00

     At January 31, 2000, 1999 and 1998, the number of options exercisable was 1,067,915, 980,139 and 771,649, respectively, and the weighted-average exercise price of those options was $10.57, $9.98 and $9.77, respectively.

                 HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           January 31, 2000 and 1999


       The Company applies APB 25 and related interpretations in accounting for its Plans. Since the Company grants all stock options, except for options granted and re-priced to the Company's Chief Executive Officer and RSUs as described above, with an exercise price equal to or greater than the current market price of the stock on the grant date, compensation expense recorded is not significant. Had the Company determined compensation cost based on the fair/minimum value at the date of grant for its stock options under SFAS 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below: (in thousands, except per share data)

                                    1999        1998        1997
                                 ---------    --------    --------
Net income (loss):
    As reported                  $  (2,165)     (4,305)      5,104
    Pro forma                       (3,419)     (5,196)      4,546

Income (loss) per share:
    As reported - basic              (0.19)      (0.41)       0.60
    As reported - diluted            (0.19)      (0.41)       0.58
    Pro forma - basic                (0.29)      (0.50)       0.53
    Pro forma - diluted              (0.29)      (0.50)       0.52

       The per share weighted-average exercise price and the per share weighted-average minimum and fair value of stock options at the date of grant, using the Black-Scholes option-pricing model for SFAS 123 disclosure purposes, is as follows:

                                                                                      MINIMUM
                                         EXERCISE PRICE             FAIR VALUE         VALUE
                                  ----------------------------   -----------------   ---------
                                    1999      1998      1997      1999      1998       1997
                                  --------   -------   -------   -------   -------   ---------
Options granted at
    market price                  $   9.54     10.55     13.64      6.41      7.06        6.48
Options granted at prices
    exceeding market price           12.00     12.94     16.53      0.31      2.82        4.14
Options granted at prices
    below market price                7.62      6.19     11.06      5.71      4.55        7.25
Total options granted                 9.52     11.05     13.20      6.19      7.58        6.26

       The following assumptions were used in the calculation:

                                 1999       1998       1997
                               --------    -------    -------
Expected dividend yield        $  --         --          --
Risk-free interest rate          6.62%      5.26%       6.47%
Expected life in years          3 to 10     3 to 10    3 to 10
Volatility                        .58        .59         --

                 HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           January 31, 2000 and 1999


(12)   STOCK REDEMPTION AGREEMENT

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

(13)   SUPPLEMENTAL CASH FLOW INFORMATION

       Cash payments for interest during fiscal 1999, 1998 and 1997 totaled $3.6 million, $3.8 million and $3.3 million, respectively. Cash payments for income taxes during fiscal 1999, 1998 and 1997 totaled $0.7 million, $7.8 million and $2.8 million, respectively.

       Non-cash investing activities during fiscal 1997 include the transfer of videos with a depreciated cost of $5.8 million from property and equipment to merchandise inventory. There were no non-cash investing activities in fiscal 1999 and 1998.

       Non-cash financing activities during fiscal 1999 and 1998 include the issuance of treasury stock to pay outside director fees of approximately $35,000 and $31,000, respectively, and the receipt of the Company's common stock valued at $1.0 million and $0.1 million, respectively, relating to the exercise of stock options. There were no non-cash financing activities in fiscal 1997.

(14)   LITIGATION AND CONTINGENCIES

       The Company's employees are covered under a self-insured health plan. Claims in excess of $100,000 per employee are insured by an insurance company. Estimated claims incurred but not reported have been accrued in the accompanying financial statements. Health insurance expense during fiscal 1999, 1998 and 1997 was $2.0 million, $1.4 million and $1.1 million, respectively.

       The Company is partially self-insured for workers' compensation. Claims in excess of $100,000 per accident and $1.1 million in the aggregate annually are insured by an insurance company. Estimated claims incurred but not reported have been accrued in the accompanying consolidated financial statements. Workers' compensation expense during fiscal 1999, 1998 and 1997 was $0.3 million, $0.1 million and $0.4 million, respectively.

       Following the Company's initial announcement on March 7, 2000 of the requirement for the accounting restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been or will be transferred to the Amarillo Division of the Northern District and should be consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933.

       None of the six pending complaints specify the amount of damages sought. Although it is not feasible to predict or determine the final outcome of the proceedings or to estimate the potential range of loss with respect to these matters, an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position, results of operations and cash flows.

                 HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           January 31, 2000 and 1999


       The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

(15)   SALE OF MALL STORES

       During fiscal 1993, the Company sold the assets, primarily inventory and leasehold improvements, related to 26 mall stores to Camelot Music, Inc. (Camelot). Proceeds from the sales were $9.4 million and the Company recognized a gain of $3.8 million. During fiscal 1994, the Company sold the assets of an additional 16 mall stores to Camelot. Proceeds from the 1994 sales were $8.7 million and the Company recognized a gain of $4.1 million. The leases on all stores were assigned to Camelot in connection with the transactions. In the initial assignments, the Company was relieved from any further liability under eight leases.

       In August 1996, Camelot filed for protection from creditors under the federal bankruptcy code. At the time Camelot filed bankruptcy, seven additional leases had expired, and the Company believed that an additional seven leases had been terminated or amended by agreement of Camelot and the lessors such that the Company would have no liability, leaving a total of 20 leases on which the Company believed it might have potential liability. In 1996, the Company recorded a $2.5 million reserve for future lease obligations related to these stores.

       Camelot ultimately rejected six leases in its bankruptcy proceeding, and the bankruptcy court approved the plan in December 1997. Based on these events, the Company reduced its recorded reserve for future lease obligations to $0.5 million at January 31, 1998.

       In fiscal 1998, the Company was released from contingent liability on the remaining six leases by a bankruptcy court order. Accordingly, in the fourth quarter of fiscal 1998, the Company reduced the remaining $0.5 million reserve for future lease obligations to zero and included such amount in gain (loss) on sale of mall stores in the Consolidated Statements of Operations.

                 HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           January 31, 2000 and 1999


(16)     SEGMENT DISCLOSURES

         The Company has two operating segments, retail stores and Internet operations. The Internet operations became a reportable segment in fiscal 1999 and fiscal 1998 information has been included for comparability. There were no Internet operations in fiscal 1997, and the Company operated as a single segment for such year. The Company's chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVD. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding the Company's retail stores and Internet operations for fiscal years 1999 and 1998 is presented below.

         1999:                                 RETAIL       INTERNET
         (Dollars in thousands)                STORES      OPERATIONS        TOTAL
                                              ---------    ----------      ---------
         Total revenue                        $ 447,010           145      $ 447,155

         Depreciation and amortization        $  32,664           259      $  32,923

         Operating income (loss)              $   1,712        (1,733)     $     (21)

         Total assets                         $ 246,858         1,075      $ 247,933

         Capital expenditures                 $  46,487           823      $  47,310



         1998:                                 RETAIL       INTERNET
         (Dollars in thousands)                STORES      OPERATIONS        TOTAL
                                              ---------    ----------      ---------
Total revenue                                 $ 399,133            30      $ 399,163

Depreciation and amortization                 $  55,291            40      $  55,331

Operating income (loss)                       $  (3,685)         (228)     $  (3,913)

Total assets                                  $ 233,256           223      $ 233,479

Capital expenditures                          $  42,325           243      $  42,568

                 HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           January 31, 2000 and 1999



(17)     INTERIM FINANCIAL RESULTS (UNAUDITED)

FISCAL 1999:                                                                 QUARTER
                                                       ---------------------------------------------------
Dollars in thousands, except per share data               First        Second        Third       Fourth
                                                       -----------   -----------  -----------  -----------
                                                       As Restated   As Restated  As Restated
Total revenues                                         $   100,579   $   102,438  $   100,861  $   143,277

Total cost of revenues (a)                                  61,200        65,380       65,359       96,273

Selling, general and administrative expenses (b)            34,095        34,093       38,057       51,038

Development and pre-opening expenses                           179           538          801          163

Operating income (loss)                                      5,105         2,427       (3,356)      (4,197)

Interest and other expense, net                                822           955        1,026          700

Income (loss) before taxes                                   4,283         1,472       (4,382)      (4,897)

Income tax expense (benefit)                                 1,585           606       (1,646)      (1,904)

Net income (loss)                                            2,698           866       (2,736)      (2,993)

Basic income (loss) per share                           $     0.23   $      0.07  $     (0.24) $     (0.26)

Diluted income (loss) per share                         $     0.23   $      0.07  $     (0.24) $     (0.26)



FISCAL 1998:                                                                 QUARTER
                                                       ---------------------------------------------------
Dollars in thousands, except per share data               First        Second        Third       Fourth
                                                       -----------   -----------  -----------  -----------
                                                       As Restated   As Restated  As Restated  As Restated
Total revenues                                         $    89,882   $    91,187  $    91,622  $   126,472

Total cost of revenues (c)                                  58,414        56,797       58,491       97,522

Selling, general and administrative expenses                27,299        32,317       33,913       36,849

Development and pre-opening expenses                           159           611          647           57

Operating income (loss)                                      4,010         1,462       (1,429)      (7,956)

Interest and other expense, net                              1,199           955          746          595

Gain on sale of mall stores (d)                                 --            --           --          454

Income (loss) before taxes                                   2,811           507       (2,175)      (8,097)

Income tax expense (benefit)                                 1,077           217         (831)      (3,112)

Net income (loss)                                            1,734           290       (1,344)      (4,985)

Basic income (loss) per share                          $      0.20   $      0.03    $   (0.12) $     (0.43)

Diluted income (loss) per share                        $      0.20   $      0.03    $   (0.12) $     (0.43)

                 HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           January 31, 2000 and 1999



(17)     INTERIM FINANCIAL RESULTS (UNAUDITED) (CONTINUED)


(a) The Company recorded a pre-tax charge of approximately $3.5 million in the fourth quarter of fiscal year 1999 for the write down of inventory to the lower of cost or market.

(b) The Company recorded a pre-tax charge of approximately $5.1 million in the fourth quarter of fiscal year 1999 related to the closing of two of its superstores during fiscal 1999 and five of its stores during the first quarter of fiscal year 2000. This charge includes the net present value of future minimum lease payments, write-off of property and equipment, and other costs associated with the closing of these locations.

(c) The Company adopted a new, accelerated method of amortizing its rental video assets in the fourth quarter of fiscal 1998. The adoption of the new amortization method was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, the Company recorded a non-cash, non-recurring, pre-tax charge of $18.5 million in rental video cost of revenues in the fourth quarter of fiscal 1998.

(d) In fiscal 1996, the Company established a reserve of $2.5 million ($1.6 million after-tax charge) to cover potential losses related to certain mall store leases that were sold prior to fiscal 1995 to Camelot Music, Inc., which filed for bankruptcy protection in August 1996. In fiscal 1997, the reserve was reduced to $0.5 million, and $1.7 million was included in Gain on sale of mall stores. In fiscal 1998, the Company was released from any contingent liability on the remaining leases by order of a bankruptcy court. Accordingly, the Company reduced the remaining $0.5 million reserve to zero as of January 31, 1999.

                 HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           January 31, 2000 and 1999


(17)     INTERIM FINANCIAL RESULTS (UNAUDITED) (CONTINUED)

Restatement adjustments that significantly impact the Company's operating results in the first three quarters of fiscal 1999 include certain costs and expenses that were previously not properly recorded (principally shrinkage expense and inventory costing recorded in cost of revenue and merchandise returns expense recorded in selling, general and administrative expense). The effects of the adjustments on the previously reported results of operations for the first three quarters of fiscal 1999 are as follows:


FISCAL 1999:                                                             QUARTER
                                                           --------------------------------
Dollars in thousands, except per share data                 First       Second      Third
                                                           --------    --------    --------
Total cost of revenue:
     As previously reported                                $ 62,197    $ 63,674    $ 64,068
     Adjustments:
      Shrinkage expense                                        (567)        954       1,311
      Inventory costing                                        (430)        752         (20)
                                                           --------    --------    --------
      As restated                                          $ 61,200    $ 65,380    $ 65,359
                                                           ========    ========    ========

Selling, general and administrative expenses:
     As previously reported                                $ 34,631    $ 33,912    $ 38,604
     Adjustment:
     Cost of merchandise returns to vendors                    (536)        181        (547)
                                                           --------    --------    --------
     As restated                                           $ 34,095    $ 34,093    $ 38,057
                                                           ========    ========    ========

Operating income (loss):
     As previously reported                                $  3,572    $  4,314    $ (2,612)
     Adjustments                                              1,533      (1,887)       (744)
                                                           --------    --------    --------
     As restated                                           $  5,105    $  2,427    $ (3,356)
                                                           ========    ========    ========

Income (loss) before taxes:
     As previously reported                                $  2,750    $  3,359    $ (3,638)
     Adjustments                                              1,533      (1,887)       (744)
                                                           --------    --------    --------
     As restated                                           $  4,283    $  1,472    $ (4,382)
                                                           ========    ========    ========

Income tax expense (benefit):
     As previously reported                                $  1,045    $  1,271    $ (1,384)
     Adjustments                                                540        (665)       (262)
                                                           --------    --------    --------
     As restated                                           $  1,585    $    606    $ (1,646)
                                                           ========    ========    ========

Net income (loss):
 As previously reported                                    $  1,705    $  2,088    $ (2,254)
  Adjustments                                                   993      (1,222)       (482)
                                                           --------    --------    --------
 As restated                                               $  2,698    $    866    $ (2,736)
                                                           ========    ========    ========

Basic income (loss) per share:
   As previously reported                                  $   0.15    $   0.18    $  (0.19)
   Adjustments                                                 0.08       (0.11)      (0.05)
                                                           --------    --------    --------
   As restated                                             $   0.23    $   0.07    $  (0.24)
                                                           ========    ========    ========

Diluted income (loss) per share:
   As previously reported                                  $   0.15    $   0.18    $  (0.19)
   Adjustments                                                 0.08       (0.11)      (0.05)
                                                           --------    --------    --------
   As restated                                             $   0.23    $   0.07    $  (0.24)
                                                           ========    ========    ========

                 HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                           January 31, 2000 and 1999



(17)     INTERIM FINANCIAL RESULTS (UNAUDITED) (CONTINUED)

         Restatement adjustments that significantly impact the Company's operating results for fiscal 1998 include certain revenues, costs and expenses that were not properly recorded (principally related to the timing of gift certificate revenue recognition, shrinkage expense and inventory costing recorded in cost of revenue and merchandise returns expense recorded in selling, general and administrative expenses and the timing of the reversal of the recognition of the loss on sale of mall stores). The impact of the adjustments to previously reported results of operations for the fiscal 1998 quarters is as follows:

FISCAL 1998:                                                                       QUARTER
                                                           --------------------------------------------------------
Dollars in thousands, except per share data                   First         Second         Third           Fourth
                                                           -----------    -----------    -----------    -----------
                                                           As restated    As restated    As restated    As restated
Total revenues:
     As previously reported                                $    89,387    $    91,187    $    91,622    $   126,472
     Adjustment:
     Timing of gift certificate revenue recognition                495             --             --             --
                                                           -----------    -----------    -----------    -----------
     As restated                                           $    89,882    $    91,187    $    91,622    $   126,472
                                                           ===========    ===========    ===========    ===========

Total cost of revenue:
     As previously reported                                $    57,717    $    55,716    $    56,455    $    98,797
     Adjustments:
     Shrinkage expense                                           1,114            437          2,006           (874)
     Inventory costing                                            (417)           644             30           (401)
                                                           -----------    -----------    -----------    -----------
     As restated                                           $    58,414    $    56,797    $    58,491    $    97,522
                                                           ===========    ===========    ===========    ===========

Selling, general and administrative expenses:
     As previously reported                                $    28,373    $    30,928    $    31,590    $    34,720
     Adjustment:
     Cost of merchandise returns to vendors                     (1,074)         1,389          2,323          2,129
                                                           -----------    -----------    -----------    -----------
     As restated                                           $    27,299    $    32,317    $    33,913    $    36,849
                                                           ===========    ===========    ===========    ===========

Operating income (loss):
     As previously reported                                $     3,138    $     3,932    $     2,930    $    (7,102)
     Adjustments                                                   872         (2,470)        (4,359)          (854)
                                                           -----------    -----------    -----------    -----------
     As restated                                           $     4,010    $     1,462    $    (1,429)   $    (7,956)
                                                           ===========    ===========    ===========    ===========

Gain on sale of mall stores
     As previously reported                                $        --    $        --    $        --    $     1,454
     Adjustments:
     Recognition  of gain on mall stores                            --             --             --         (1,000)
                                                           -----------    -----------    -----------    -----------
     As restated                                           $        --    $        --    $        --    $       454
                                                           ===========    ===========    ===========    ===========

Income (loss) before taxes:
    As previously reported                                 $     1,939    $     2,977    $     2,184    $    (6,243)
    Adjustments                                                    872         (2,470)        (4,359)        (1,854)
                                                           -----------    -----------    -----------    -----------
    As restated                                            $     2,811    $       507    $    (2,175)   $    (8,097)
                                                           ===========    ===========    ===========    ===========

Income tax expense (benefit):
    As previously reported                                 $       737    $     1,179    $       866    $    (2,390)
    Adjustments                                                    340           (962)        (1,697)          (722)
                                                           -----------    -----------    -----------    -----------
    As restated                                            $     1,077    $       217    $      (831)   $    (3,112)
                                                           ===========    ===========    ===========    ===========

Net income (loss):
    As previously reported                                 $     1,202    $     1,798    $     1,318    $    (3,853)
    Adjustments                                                    532         (1,508)        (2,662)        (1,132)
                                                           -----------    -----------    -----------    -----------
    As restated                                            $     1,734    $       290    $    (1,344)   $    (4,985)
                                                           ===========    ===========    ===========    ===========

Basic income (loss) per share:
   As previously reported                                  $      0.14    $      0.18    $      0.11    $     (0.33)
   Adjustments                                                    0.06          (0.15)         (0.23)         (0.10)
                                                           -----------    -----------    -----------    -----------
   As restated                                             $      0.20    $      0.03    $     (0.12)   $     (0.43)
                                                           ===========    ===========    ===========    ===========
Diluted income (loss) per share:
   As previously reported                                  $      0.14           0.17    $      0.11    $     (0.33)
   Adjustments                                             $      0.06          (0.14)   $     (0.23)   $     (0.10)
                                                           -----------    -----------    -----------    -----------
   As restated                                                    0.20           0.03    $     (0.12)   $     (0.43)
                                                           ===========    ===========    ===========    ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.


                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Company

     The following is certain information concerning the directors of the Company.

     JOHN H. MARMADUKE, age 53, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company's former parent company, Western Merchandisers, Inc. ("Western"), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart. Mr. Marmaduke also serves on the board of directors of the Video Software Dealers Association (VSDA). Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 30 years. John H. Marmaduke and Stephen S. Marmaduke are brothers.

     STEPHEN S. MARMADUKE, age 50, has served as a director of the Company since October 1991. From 1978 to September 1992, Mr. Marmaduke served as Vice President of Purchasing for Western, the Company's former parent company. Mr. Marmaduke is currently a private investor. John H. Marmaduke and Stephen S. Marmaduke are brothers.

     LEONARD L. BERRY, age 57, has served as a director of the Company since March 1994. Dr. Berry served as a Professor of Marketing and the Director of the Center for Retailing Studies in the College of Business Administration at Texas A&M University from January 1982 through February 2000. Dr. Berry holds the J.C. Penney Chair of Retailing Studies at Texas A&M, a position awarded in January 1991. In 1999 he was named Distinguished Professor of Marketing. From July 1986 to July 1987, Dr. Berry served as the National President of the American Marketing Association. Dr. Berry also serves as a director of Canned Goods, Inc., Genesco and the Lowe's Companies, Inc. He is the author of the 1999 book, "Discovering the Soul of Service," and many other business publications.

     PETER A. DALLAS, age 65, has served as a director of the Company since October 1991 and its predecessor since 1970. Mr. Dallas is presently employed as a banking consultant. Mr. Dallas has served as an officer of Bank of America, N.A. and its predecessors, NationsBank, N.A., Boatmen's First National Bank of Amarillo and The First National Bank of Amarillo, since 1965.

     GAINES L. GODFREY, age 66, has served as a director of the Company since October 1991 and was appointed Senior Vice President and Chief Financial Officer of the Company in May 2000. Mr. Godfrey has been associated with Godfrey Ventures in the field of financial consulting, including evaluations, financing, underwriting, purchases and sales in a wide range of industries, since 1982 . From 1973 to 1982, Mr. Godfrey was Vice President, Finance for Mesa Petroleum Co.

     CRAIG R. LENTZSCH, age 51, has served as a director of the Company since April 1994. Mr. Lentzsch is President and Chief Executive Officer of Greyhound Lines, Inc. a position held since November 1994. On March 16, 1999, Greyhound merged with and became a wholly owned subsidiary of Laidlaw, Inc. Mr. Lentzsch has served as a director of Greyhound since August 1994. From November 1994 to April 1995, Mr. Lentzsch also served as Chief Financial Officer of Greyhound. From August 1992 to November 1994, Mr. Lentzsch was employed by Motor Coach Industries International, Inc., where he served as Executive Vice President and Chief Financial Officer. Mr. Lentzsch is a member of the Board of Directors of the American Bus Association, the Intermodal Transportation Institute, The Great American Stations Foundation and Enginetech, Inc.

     JEFFREY G. SHRADER, age 49, has served as a director of the Company since October 1992. Mr. Shrader has served as a shareholder in the law firm of Sprouse, Smith & Rowley, PC in Amarillo, Texas since January 1993.

     RON G. STEGALL, age 52, has served as a director of the Company since May 1996. Mr. Stegall is the founder and has served as the Chief Executive Officer of Arlington Equity Partners, Inc. since January 1992. Mr. Stegall is also the founder of BizMart, Inc. and from October 1987 to December 1991 served as Chief Executive Officer of BizMart. For more than 16 years prior to 1987, Mr. Stegall was employed by Tandy Corporation/Radio Shack Division, serving as Senior Vice President from 1983 to 1987 and Vice President from 1979 to 1983. Mr. Stegall currently serves as Chairman of the Board of InterTAN, Inc. and as a director of Gadzooks, Inc.


Executive Officers of the Company

     The following is certain information concerning the executive officers of the Company.


           Name                       Age    Position
           ----                       ---    --------
           John H. Marmaduke           53    Chairman of the Board, President and Chief
                                             Executive Officer
           Gaines L. Godfrey           66    Senior Vice President, Chief Financial Officer and Director
           Robert A. Berman            51    Vice President of Store Operations
           Michael J. Woods            38    Vice President and Chief Information Officer
           James S. Hicks              43    Vice President of Purchasing


     All executive officers are chosen by the Company's Board of Directors and serve at the Board's discretion. Set forth below is information concerning the business experience of the executive officers of the Company (other than Messrs. Marmaduke and Godfrey, information with respect to whom is set forth above under the caption "Directors of the Company").


     ROBERT A. BERMAN, age 51, has served the Company as Vice President of Store Operations since January 1997. From June 1995 to January 1997, Mr. Berman was self-employed in the financial services industry. From January 1989 to June 1995, Mr. Berman served as Vice President and Senior Vice President of Store Operations for Builders Square, Inc., a chain of 185 building material superstores. At Builders Square, Inc., Mr. Berman was responsible for store operations, store planning and design, purchasing and construction.

     MICHAEL J. WOODS, age 38, has served as Vice President of Information Systems of the Company since October 1992. From August 1990 to October 1992, Mr. Woods served as Director of Microsystems for the Company, focusing on store systems development. From October 1989 to August 1990, Mr. Woods served as a programming specialist and analyst for the Company.

     JAMES S. HICKS, age 43, has served as Vice President of Purchasing of the Company since August of 1999. From August 1997 to August 1999, Mr. Hicks served as the Senior Director of Purchasing and from April 1994 to August 1997, was the Director of Purchasing. He was a District Leader for the Company from July of 1984 to April 1994. From October 1982 to July 1984, Mr. Hicks served as a company troubleshooter and from April 1982 to October 1982 was a store manager. Mr. Hicks began his career with Hastings in August 1981 as a manager trainee. Prior to joining the Company, Mr. Hicks was the Regional Credit Manager for Liquid Carbonics Corporation, a gas distributor and manufacturer headquartered in Houston.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     To the Company's knowledge, based solely on its review of the forms submitted to the Company during and with respect to the 1999 fiscal year, all
Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with and have been timely filed, except for the following: Form 5s reflecting beneficial ownership for Jeffrey G. Shrader, John H. Marmaduke, James Stephen Hicks, Phillip Hill, Craig R. Lentzsch, Dennis McGill, Thomas Nugent, Robert R. Berman, Leonard L. Berry, Peter A. Dallas, Gaines L. Godfrey, Stephen S. Marmaduke, Bill Millikin, Ron G. Stegall and Michael J. Woods were due March 16, 2000 and were filed between March 17 and 20, 2000; Form 4s reflecting changes in beneficial ownership for Phillip Hill, Craig R. Lentzsch and Dennis McGill were due October 10, 1999 and were filed October 12, 1999; a Form 4 for Jeffrey G. Shrader reflecting a change in beneficial ownership was due April 10, 1999 and was filed May 17, 1999; a Form 4 for John H. Marmaduke reflecting a change in beneficial ownership was due July 10, 1999 and was filed July 22, 1999; a Form 3 for James Stephen Hicks reflecting Mr. Hicks' promotion to Vice President of Purchasing was due July 26, 1999 and was filed August 11, 1999; and a Form 4 for Thomas Nugent reflecting a change in beneficial ownership was due December 10, 1999 and was filed December 23, 1999.

ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth information concerning the annual and long-term compensation earned during the last three fiscal years by the Company's Chief Executive Officer and each of the Company's four other most highly compensated officers (collectively, the "named executive officers").


                                                               Annual
                                                            Compensation           Long Term Compensation
                                                       -----------------------     -------------------------
                                                                                            Awards
                                                                                   -------------------------
                                                                                                  Securities
                                                                                   Restricted     Underlying
          Name and                                                                   Stock          Option/      All Other
          Principal                                      Salary        Bonus        Award(s)         SARs       Compensation
          Position                             Year        ($)          ($)           ($)            (#)            ($)
          ---------                           ------   ----------    ---------     ----------     ----------    ------------
John H. Marmaduke                              1999    $  174,750    $ 228,375         -0-            32,500    $      9,047(1)
Chairman of the Board, President and           1998    $  164,060    $ 240,141         -0-            17,500    $      8,365
Chief Executive Officer                        1997    $  156,991    $ 234,326         -0-            65,767    $      6,622

                                              ------   ----------    ---------     ----------     ----------    ------------
Robert A. Berman                               1999    $  100,000    $  76,250     $   31,667(2)      43,000    $      7,096(4)
Vice President of Store Operations             1998    $   90,000    $  44,998     $   59,998(3)       9,000    $      1,684
                                               1997    $   86,550    $  48,167         -0-            55,649         -0-

                                              ------   ----------    ---------     ----------     ----------    ------------
Michael Woods                                  1999    $   87,500    $  70,000         -0-            33,000    $      4,089(5)
Vice President of Information Systems          1998    $   80,095    $  56,862     $    7,619(6)       9,000    $      3,561
                                               1997    $   74,418    $  44,430         -0-            15,177    $      2,748

                                              ------   ----------    ---------     ----------     ----------    ------------
Phillip Hill(7)                                1999    $   57,500    $  63,250         -0-            27,500    $     78,040(8)
Senior Vice President,                         1998    $  106,683    $ 114,647         -0-            12,500    $      5,289
Chief Operating Officer and Director           1997    $   97,355    $ 106,568         -0-            60,708    $      5,790

                                              ------   ----------    ---------     ----------     ----------    ------------
Dennis McGill(9)                               1999    $   71,875    $  50,000         -0-            31,000    $     59,316(10)
Vice President of Finance, Chief Financial     1998    $   96,350    $  64,817     $   26,420(10)     29,000    $      6,901
Officer, Treasurer and Secretary               1997    $   91,748    $  82,169         -0-            30,354    $      1,673

(1) In fiscal 1999 the Company contributed $5,047 in matching funds to Mr. Marmaduke's account under the Company's 401k Plan and $4,000 to Mr. Marmaduke's account under the Company's Associate Stock Ownership Plan.

(2) In fiscal 1999, in lieu of cash bonuses in the amount of $23,750, Mr. Berman received 3,699 restricted stock units with a market value of at the date of award of $31,667.

(3) In fiscal 1998, in lieu of cash bonuses in the amount of $44,998, Mr. Berman received 5,963 restricted stock units with a market value of at the date of award of $59,998.

(4) In fiscal 1999 the Company contributed $4,794 in matching funds to Mr. Berman's account under the Company's 401k Plan and $2,302 to Mr. Berman's account under the Company's Associate Stock Ownership Plan.

(5) In fiscal 1999 the Company contributed $2,087 in matching funds to Mr. Woods' account under the Company's 401k Plan and $2,002 to Mr. Woods' account under the Company's Associate Stock Ownership Plan.

(6) In fiscal 1998, in lieu of cash bonuses in the amount of $5,714, Mr. Woods received 923 restricted stock units with a market value of at the date of award of $7,619.

(7)  Mr. Hill's service with the Company terminated on July 27, 1999.

(8) In fiscal 1999 the Company contributed $3,318 in matching funds to Mr. Hill's account under the Company's 401k Plan and $2,722 to Mr. Hills' account under the Company's Associate Stock Ownership Plan. Upon termination of employment with the Company, Mr. Hill received $63,250 in satisfaction of any and all amounts due him under the Company's Corporate Officer Incentive Plan. This amount is shown in the Table under "Bonus". In addition, he received $72,000 during the Company's last fiscal year in consideration for the release of all claims against the Company and for a covenant not to compete.

(9)  Mr. McGill's service with the Company terminated on October 15, 1999.

(10) In fiscal 1999 the Company contributed $4,881 in matching funds to Mr. McGill's account under the Company's 401k Plan and $2,472 to Mr. McGill's account under the Company's Associate Stock Ownership Plan. As per the Company's Management Stock Purchase Plan, after Mr. McGill's termination the Company bought out his unvested Restricted Stock Units for $19,815. In addition Mr. McGill received $4,648 as compensation for unused vacation time and $27,500 pursuant to a Separation Agreement, dated October 1, 1999 in which Mr. McGill released all claims against the Company and entered into a covenant not to compete. Pursuant to the Company's Management Stock Purchase Plan under which Mr. McGill's restricted stock was issued, in fiscal 1999 the Company bought back all the restricted shares it had granted to Mr. McGill in 1998 at the then current market value of $26,420, the value of such grant being reflected in this table, for a price of $19,815. This value of this transaction received by Mr. McGill is reflected in the column of this table titled "All Other Compensation."

Table of Options Granted in Last Fiscal Year

     The following table sets forth information concerning the stock options and stock appreciation rights (SARs) granted during fiscal 1999 to the named executive officers. Note that there have been no grants of SARs during fiscal 1999 or prior years.

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Potential realizable value
                                           Individual Grants                                             at assumed annual rates of
                                                                                                          stock price appreciation
                                                                                                              for option term
----------------------------- ------------- ------------------- ------------------- -------------------- ---------------------------
                               Number of     Percent of total
                               securities      options/SARs
                               underlying       granted to
                                Options/       employees in        Exercise or
                                  SARs            fiscal            base price          Expiration
            Name              granted (#)          year               ($/sh)               dates             5% ($)        10% ($)
----------------------------- ------------- ------------------- ------------------- -------------------- ------------- -------------
     John H. Marmaduke            17,500(1)       4.68%               $ 9.00             3/30/2009         $ 99,051      $251,041
                                  15,000(2)       4.02%               $12.00             7/16/2009         $113,201      $286,874
----------------------------- ------------- ------------------- ------------------- -------------------- ------------- -------------
      Robert A. Berman             9,000(1)       2.41%               $ 9.00             3/30/2009         $ 50,941      $129,094
                                  12,000(2)       3.22%               $12.00             7/16/2009         $ 90,561      $229,469
                                  22,000(3)       5.89%               $ 9.69             9/17/2009         $134,068      $339,754
----------------------------- ------------- ------------------- ------------------- -------------------- ------------- -------------
       Michael Woods               9,000(1)       2.41%               $ 9.00             3/30/2009         $ 50,941      $129,094
                                   9,000(2)       2.41%               $12.00             7/16/2009         $ 67,920      $172,125
                                  15,000(3)       4.02%               $ 9.69             9/17/2009         $ 91,410      $231,650
----------------------------- ------------- ------------------- ------------------- -------------------- ------------- -------------
        Phillip Hill              12,500(4)       3.35%               $ 9.00             7/31/2000         $  7,075      $ 14,234
                                  15,000(4)       4.02%               $12.00             7/31/2000         $  9,369      $ 18,756
----------------------------- ------------- ------------------- ------------------- -------------------- ------------- -------------
       Dennis McGill               9,000(5)       2.41%               $ 9.00             3/30/2009         $ 50,941      $129,094
                                   9,000(4)       2.41%               $ 9.00            10/31/2000         $  6,504      $ 13,191
                                  12,000(6)       3.22%               $12.00             7/16/2009         $ 90,561      $229,469
                                  22,000(4)       5.89%               $ 9.69            10/31/2000         $ 11,754      $ 23,564
                                  22,000(7)       5.89%               $ 9.69             9/17/2009         $134,068      $339,754
----------------------------- ------------- ------------------- ------------------- -------------------- ------------- -------------

(1) Twenty percent (20%) of the options are exercisable on each anniversary of March 30, 1999 until all such options are exercisable.

(2) Twenty percent (20%) of the options are exercisable on each anniversary of July 16, 1999 until all such options are exercisable.

(3) Twenty percent (20%) of the options are exercisable on each anniversary of September 17, 1999 until all such options are exercisable.

(4)  Options are exercisable immediately.

(5) These options were cancelled automatically upon the termination of Mr. McGill's employment. Twenty percent (20%) of the options were exercisable on each anniversary of March 30, 1999 until all such options were exercisable.

(6) These options were cancelled automatically upon the termination of Mr. McGill's employment.

(7) These options were cancelled automatically upon the termination of Mr. McGill's employment. Twenty percent (20%) of the options were exercisable on each anniversary of September 17, 1999 until all such options were exercisable

Table of Aggregated Options/SAR Exercises in Last Fiscal Year and Fiscal Year End Valuations of All Held Options

     The following table sets forth the value of all options held by the named executive officers of the Company at the end of fiscal 1999. Note that none of the named executives exercised any options in fiscal 1999.


-----------------------------------------------------------------------------------------------------------------------
                                                                              Number of
                                                                              securities               Value of
                                                                              underlying           unexercised in-
                                                                             unexercised              the-money
                                      Shares                               options/SARs at         options/SARs at
                                    Acquired on           Value            fiscal year end         fiscal year end
             Name                  Exercise (#)        Realized ($)              (#)                     ($)
-------------------------------- ------------------ ------------------- ----------------------- -----------------------

                                                                             Exercisable/            Exercisable/
                                                                            unexercisable           Unexercisable

-------------------------------- ------------------ ------------------- ----------------------- -----------------------
       John H. Marmaduke                -0-                N/A            573,615 / 138,907           -0- / -0-
-------------------------------- ------------------ ------------------- ----------------------- -----------------------
       Robert A. Berman                 -0-                N/A             29,560 / 78,089            -0- / -0-
-------------------------------- ------------------ ------------------- ----------------------- -----------------------
         Michael Woods                  -0-                N/A             43,798 / 67,606            -0- / -0-
-------------------------------- ------------------ ------------------- ----------------------- -----------------------
         Phillip Hill                   -0-                N/A            152,649 / 112,376           -0- / -0-
-------------------------------- ------------------ ------------------- ----------------------- -----------------------
         Dennis McGill                  -0-                N/A                31,000 / 0              -0- / -0-
-------------------------------- ------------------ ------------------- ----------------------- -----------------------

Director Compensation

     The Company reimburses all directors for expenses incurred in connection with their activities as directors. Non-employee directors of the Company receive an annual cash retainer of $15,000 and a grant of shares of Common Stock valued at $5,000 for service as directors, and a fee of $750 for each director meeting and $500 for each committee meeting attended in person or by telephone. The Company has a Stock Option Plan for Outside Directors (the "Directors Option Plan") for its non-employee directors under which 101,180 shares of Common Stock are reserved for issuance thereunder and a Stock Grant Plan for its non-employee directors under which 25,295 shares of Common Stock are reserved for issuance thereunder. The Directors Option Plan provides that each non-employee director receives an initial option for 2,530 shares of Common Stock upon election as a director, and an annual grant of 2,530 shares thereafter. Each option is granted at the fair market value of the Common Stock of the Company at the time of the grant. All initial and annual stock options granted pursuant to the Directors Option Plan are nonqualified stock options and are generally exercisable for a period of 10 years from the date of grant or one year after the optionee ceases to be a director of the Company. During the fiscal year ending January 31, 2000, outside directors were granted a total of 17,710 options under the Directors Option Plan. As of January 31, 2000, options covering 70,840 shares have been granted to date under the Directors Option Plan. The Stock Grant Plan for outside directors provides for a grant as of May 1 of each year to each non-employee director of Common Stock with a fair market value of $5,000 on the date of grant. As of January 31, 2000, 6,587 shares of Common Stock have been granted to non-employee directors under the Stock Grant Plan for Outside Directors. The Company also granted options covering 7,832 shares under a previous director compensation plan that was terminated in fiscal 1997, of which no options remain outstanding as of January 31, 2000.

Employee Contracts and Change of Control Arrangements

     The Company is a party to employment agreements with each of Messrs. Marmaduke, Berman and Woods (each, an "Executive"). Each employment agreement provides that the Executive's salary shall be determined by the Board of Directors and that the Executive's employment shall continue until terminated by either the Executive or the Company. Either the Company or the Executive has the right to terminate the employment at any time with or without cause (as defined in each agreement) by delivering written notice of termination to the other party. Each agreement provides for a severance payment if the agreement is terminated by the Company without cause. Under such circumstances, Mr. Marmaduke would receive his base annual salary and bonus for a period of 36 months and Mr. Berman and Mr. Woods would receive their base annual salary and bonus for a period of 24 months following the date of termination, payable over such period at such times as executives of the Company receive their regular salary and bonus payments, and any benefits under any plans of the Company in which the Executive is a participant to the full extent of such Executive's rights under such plans. If the agreements are terminated either voluntarily by the Executive or by the Company with cause, or by reason of death or disability, then the Executive will not be entitled to payments under his employment agreement.

     Upon a change in control of the Company, each Executive will receive a payment to compensate him for the loss of long-term capital gains treatment of certain options granted to the Executive. Each employment agreement provides that, in the event the Executive terminates employment with the Company, the Executive may not, for a period of 18 months following termination, work for or assist a competitor of the Company, use certain information obtained from the Company, or induce any other employees of the Company to terminate their relationship with the Company.

Compensation Committee Interlocks and Insider Participation

     Messrs. Berry, Lentzsch and Shrader presently serve as the members of the Compensation Committee. Mr. Shrader is a shareholder in the law firm of Sprouse, Smith & Rowley, PC in Amarillo, Texas, which has provided legal services to the Company since 1993. (See "Item 13. Certain Relationships and Related Transactions").

Compensation Committee Report

     The Company's compensation program is designed to motivate, reward and retain the management talent the Company needs to achieve its business goals. This program makes a significant portion of officers' compensation dependent upon increases in shareholder value.

     The Compensation Committee of the Board of Directors (the "Compensation Committee") supervises the Company's compensation program. The Compensation Committee is made up of non-employee Directors who do not participate in any of the compensation plans they administer. The Compensation Committee recommends the salary and other incentives packages of the executive officers of the Company to the Board of Directors, which in turn actually approves the compensation packages.

     The Company's success depends on attracting and retaining executives who have developed the skills and expertise required to lead and manage a multimedia entertainment retailer. The Company's philosophy is to do this with (1) competitive base salaries, (2) rewards for performance and accomplishments on an annual basis, and (3) incentives to meet long-term objectives.

     The Company pays for performance based on an individual's level of responsibility. For this purpose, performance means both individual and corporate performance. The Company motivates performance by recognizing the year's results and by providing incentives for improvement in the future. The three major components of the Company's compensation program are base salary, incentive bonus awards made on a annual basis, and long-term incentive awards.

     Base Salary. The Company's salaries are reviewed annually based on competitive positioning (comparing the Company's salary structure with salaries paid by other companies) and the Company's business performance. Initially, the Company's Chief Executive Officer recommends base salary amounts to the Compensation Committee. In reviewing these recommendations, the Compensation Committee uses a number of surveys to determine competitive salary positions. Primarily, the Compensation Committee compares salary structure with both entertainment and non-entertainment retailing companies.

     The Company's general headquarters and most of its retail operations are not located in large metropolitan areas. Accordingly, salary ranges are targeted at the median level of the survey data. Within these ranges, the

Compensation Committee determines each individual executive officer's salary based on performance, responsibility, experience and results.

     Incentive Awards Made on an Annual Basis. A significant portion of an executive officer's income is based upon the Corporate Officer Incentive Program ("COIP"). This program provides for incentive cash payments based upon incentive targets expressed as a percentage of a participant's base salary if certain performance goals are met. Each fiscal year is divided into two separate six-month performance periods, and awards are made for each performance period. Amounts payable under COIP are not guaranteed, and thus a significant portion of each officer's annual compensation is essentially at risk.

     At the beginning of each performance period, each officer is assigned an incentive target amount expressed as a percentage of base salary. Generally, the higher the level an officer's responsibility is with the Company, the greater the percentage of his overall annual compensation is subject to being earned under COIP. The incentive target for a performance period can then be increased to not more than 125% of the targeted amount or decreased to not less than 50% of the targeted amount based upon performance achievement. At the beginning of each performance period, the Compensation Committee establishes writing the performance goals that will determine the size of the Incentive Plan awards. As of January 31, 2000, the performance measures for all incentive plan participants are based upon sales and return on equity as defined in the Company's annual business plan. Return on equity is defined as the after-tax rate of return on beginning shareholders' equity for the performance period.

     Within 90 days after the end of each performance period, each participant's base salary rate is multiplied by the earned incentive plan award percentage to determine the dollar value of the award for the performance period in question. The maximum award payable under the COIP is the lesser of 250% of the participant's most recent annualized base salary or $1,000,000. A portion of any bonus may be used to purchase Restricted Stock Units ("RSU's") of the Company.

     In fiscal 1999, during the first six-month performance period, the Company realized 100% of the incentive target and in the second six-month performance period the Company realized 75% of the incentive target. The Board of Directors authorized the payment of 100% of the incentive target in the second six-month performance period for all COIP participants except for the President and Chief Executive Officer.

     Long-term Incentive Awards. Long-term incentive rewards are intended to develop and retain strong management through share ownership. Stock options are the primary long-term incentive granted to officers, as well as other key employees of the Company. The Compensation Committee believes that a significant portion of officers' compensation should depend on value created for the shareholders. Options are an excellent way to accomplish this because they tie the officers' interest directly to the shareholders' interest.

     The number of options granted to officers is based upon individual performance and level of responsibility. Option grants must be of sufficient size to provide a strong incentive for executives who work for long-term business interests and become significant owners of the business. The Compensation Committee reviews market studies for long-term compensation awards, and endeavors to make option grants to provide the necessary incentive to attract and retain qualified executives.

     Deductibility of Compensation. The Compensation Committee has reviewed the impact of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code"), which limits the deductibility of certain otherwise deductible compensation in excess of $1 million paid to the Chief Executive Officer or other named executive officers. It is the policy of the Company to attempt to have its executive compensation plans treated as tax deductible compensation wherever, in judgment of the Compensation Committee, to do so would be consistent with the objectives of that compensation plan.

     Chief Executive Officer Compensation. The total compensation of John H. Marmaduke, the Company's Chairman, President and Chief Executive Officer, was $403,125 during fiscal 1999, representing a base salary of $174,750 and a bonus, pursuant to the COIP, of $228,375. Mr. Marmaduke's compensation was based upon a comparison to the compensation of officers in similar positions of other retailers, taking into consideration the

Company's size, performance and business philosophy. Also in fiscal year 1999, Mr. Marmaduke was granted a non-qualified option to acquire 17,500 shares of Common Stock at an exercise price of $9.00 per share and 15,000 options at an exercise price of $12.00 per share.

     This report is submitted by the members during fiscal 1999 of the Compensation Committee:

                                Leonard L. Berry
                                Craig R. Lentzsch
                               Jeffrey G. Shrader

Performance Graph

     The following graph compares the annual cumulative total stockholder return on an investment of $100 on June 12, 1998 (the first day of public trading) in the Company's Common Stock, based on the market price of the Common Stock, with the cumulative total return of a similar investment in the Nasdaq National Market Retail Trade Stocks Index and in the S&P 500 Market Index.


CRSP Total Return Indices
Monthly Values as of January 31, 2000
Incorporates historical edits made through 1/31/00.

                               NASDAQ
                               RETAIL
                               TRADE
               S&P 500         STOCKS         HAST
  DATE          INDEX          INDEX         INDEX
--------       -------        -------        ------
01/31/00        130.82          89.36         31.25
01/31/99        118.79         107.12        101.45
06/13/98        100.00         100.00           100
04/30/98
03/31/98
02/27/98

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial stock ownership of (i) all holders of greater than 5% of the Company's Common Stock, (ii) each director and each named executive officer and (iii) all directors and named executive officers as a group. The total number of shares of Common Stock issued and outstanding as of January 31, 2000 is 11,628,973. A total of 1,076,184 options may be exercised within 60 days of January 31, 2000. In the chart below the percent of Common Stock owned is calculated by expressing the number of shares beneficially owned as a percent of the total Common Stock issued and outstanding plus the total number of options that may be exercised within the next 60 days. Unless otherwise noted, the shares are owned directly by the individual.

                                                                                               PERCENT OF
                                                                                              OUTSTANDING
NAME AND ADDRESS (1)                                                     SHARES OWNED         COMMON STOCK
--------------------                                                     ------------         ------------

John H. Marmaduke (2)                                                      4,330,707               34.09%
Stephen S. Marmaduke (3)                                                   1,455,403               11.46%

Estate of Sam Marmaduke (4)                                                1,024,403                8.06%
P.O. Box 33251
Amarillo, Texas 79102

Leonard Berry (5)                                                             19,326                 *
Peter A. Dallas (6)                                                           23,223                 *
Gaines L. Godfrey (7)                                                         33,096                 *
Craig R. Lentzsch (8)                                                         24,314                 *
Ron G. Stegall (9)                                                            11,921                 *
Jeffrey G. Shrader (10)                                                       32,517                 *
Thomas D. Nugent                                                                 500                 *
Robert A. Berman (11)                                                         44,528                 *
Michael J. Woods (12)                                                         47,948                 *
James S. Hicks (13)                                                           13,945                 *
Officers and directors as a group (12 persons)                             6,037,428               47.52%

---------------------
* Represents less than 1%.

(1) Unless otherwise indicated, the address for each of the beneficial owners identified is c/o the Company, 3601 Plains Boulevard, Amarillo, Texas 79102.

(2) Includes 1,024,403 shares held by the Estate of Sam Marmaduke, of which John H. Marmaduke is the Independent Executor, and 2,254,525 shares held by the John H. Marmaduke Family Limited Partnership, the managing general partner of which is John H. Marmaduke Management, Inc., of which John H. Marmaduke is president, 44,738 shares held by Martha A. Marmaduke, John H. Marmaduke's wife, 2,001 shares held by

        Margaret Hart Marmaduke, John H. Marmaduke's daughter, 10,118 shares held by Owen M. Marmaduke, John H. Marmaduke's son, and 577,115 shares subject to stock options exercisable within 60 days, and excludes shares held in trusts for John H. Marmaduke's children of which Bank of America is trustee. Also, John H. Marmaduke and Stephen S. Marmaduke are brothers.

(3) Includes 1,381,785 shares held by the Stephen S. Marmaduke Family Limited Partnership, the managing general partner of which is Stephen
         S. Marmaduke Management, Inc., of which Stephen S. Marmaduke is president, 60,840 shares held by Shelley R. Marmaduke, Stephen S. Marmaduke's wife, and 8,096 shares subject to options exercisable within 60 days. Excludes shares held directly by Stephen S. Marmaduke's adult children and shares held in trusts for Stephen S. Marmaduke's children, of which Bank of America is trustee. Also, John H. Marmaduke and Stephen S. Marmaduke are brothers.

(4) Shares held by the Estate of Sam Marmaduke are voted by its executor, John H. Marmaduke. Note also that these same shares are also included in the number of shares held by John H. Marmaduke.

(5)      Includes 8,096 options exercisable within the next 60 days.

(6)      Includes 8,096 options exercisable within the next 60 days.

(7)      Includes 8,096 options exercisable within the next 60 days.

(8) Includes 8,096 options exercisable within the next 60 days and 4,541 held in trust over which Mr. Lentzsch has voting control as trustee.

(9) Includes 3,542 options exercisable with the next 60 days, 355 shares held by Arlington Equity Partners, and 7,083 shares held by Ron Stegall Limited Partnership.

(10)     Includes 8,096 options exercisable within the next 60 days.

(11)     Includes 31,360 options exercisable within the next 60 days.

(12)     Includes 45,598 options exercisable within the next 60 days.

(13) All shares disclosed are pursuant to options exercisable within the next 60 days.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Jeffrey G. Shrader, a director of the Company, is a shareholder in the law firm of Sprouse, Smith & Rowley, PC, Amarillo, Texas, which has provided legal services to the Company since 1993. During fiscal years 1999, 1998 and 1997, the Company made aggregate legal payments of $0.2 million, $0.3 million and $0.1 million, respectively, to such law firm. The Company believes that these services have been provided on terms as favorable as those which the Company could have obtained from a non-affiliated third party.

         Gaines L. Godfrey, a director of the Company and the Company's Senior Vice President and Chief Financial Officer since May 2000, is a limited partner in certain limited partnerships that lease land and improvements to the Company under triple net leases. During fiscal years 1999, 1998 and 1997, the Company made aggregate lease payments of $0.6 million, $0.5 million, and $0.5 million, respectively, to such limited partnerships. The Company believes that these leases are on terms as favorable as those which the Company could have obtained from a non-affiliated third party.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.       The following consolidated financial statements of the
                  Company are included in Part II, Item 8:

Independent Auditors' Report ......................................... 27
Consolidated Balance Sheets as of January 31, 2000 and 1999 .......... 28
Consolidated Statements of Operations for the years ended
    January 31, 2000, 1999 and 1998 .................................. 29
Consolidated Statements of Shareholders' Equity for the years ended January 31, 2000, 1999 and 1998 ............................ 30
Consolidated Statements of Cash Flows for the years ended
    January 31, 2000, 1999 and 1998 .................................. 31
Notes to Consolidated Financial Statements ........................... 32


         2. The following financial statement schedules and other information required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

                   Schedule II - Valuation and Qualifying Accounts

         All other schedules are omitted because they are not applicable, not required or the required information is included in the Consolidated Financial Statements and notes thereto.

         3. The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this report.

       Exhibit
        Number              Description
        ------              -----------

          3.1       (1)     Third Restated Articles of Incorporation of the Company.

          3.2       (1)     Amended and Restated Bylaws of the Company.

          4.1       (1)     Specimen of Certificate of Common Stock of the Company.

          4.2       (1)     Third Restated Articles of Incorporation of the Company (see 3.1 above).

          4.3       (1)     Amended and Restated Bylaws of the Company (see 3.2 above).

         10.1       (1)     Form of Indemnification Agreement by and between the Company and its directors and executive officers.

         10.2       (1)     Note Purchase Agreement regarding $25,000,000 7.75% Senior Notes Due June 13, 2003

         10.3       (1)     Credit Agreement among Hastings Entertainment, Inc. and NationsBank as of December 16, 1998

         10.4       (1)     Hastings Amended 1996 Incentive Stock Plan.

         10.5   *   (1)     Hastings 1994 Stock Option Plan.

         10.6   *   (1)     Hastings 1991 Stock Option Plan.

         10.7   *   (1)     Hastings Entertainment, Inc. Associates' 401(k) Plan and Trust.

         10.8   *   (1)     Hastings Employee Stock Ownership Plan Trust Agreement.

         10.9   *   (1)     Chief Executive Officer Stock Option, as amended.

        10.10   *   (1)     Corporate Officer Incentive Plan.

        10.11   *   (1)     Management Stock Purchase Plan.

        10.12   *   (1)     Management Incentive Plan.

        10.13   *   (1)     Salary Incentive Plan.

        10.14   *   (1)     Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

        10.15   *   (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.

        10.16       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for warehouse space located at Sunset Center in Amarillo, Texas.

        10.17       (1)     Stock Redemption Agreement dated May 3, 1994, as amended, between John H. Marmaduke,
                            Independent Executor of the Estate of Sam Marmaduke, Deceased, and the Company.

        10.18       (1)     Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

        10.19       (1)     $1,600,000 Promissory Note and Security Agreement in favor of First Interstate Bank of Texas,
                            NA.

        10.20       (1)     Stock Grant Plan for Outside Directors.

        10.21   *   (1)     Form of Employment Agreement by and between the Company and certain of its executives.

        10.22               Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.

         21.1   *   (1)     Subsidiaries of the Company.

         23.1               Consent of KPMG LLP

         24.1               Powers of Attorney (included on signature pages)

         27.1               Financial Data Schedule

--------------------
                  (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-47969) and with a corresponding exhibit number herein. The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

(b)      Reports on Form 8-K

         (i) No report on Form 8-K was filed by the registrant during the last quarter of the fiscal year for which this Report on form 10-K is filed.

         (ii) Hastings Entertainment, Inc. filed a Current Report on Form 8-K on March 8, 2000 regarding the requirement for accounting restatements for the first three quarters of fiscal 1999 and the prior four fiscal years.

Financial Statement Schedule II -

                          HASTINGS ENTERTAINMENT, INC.
                 Valuation and Qualifying Accounts and Reserves
                   Years Ended January 31, 2000, 1999 and 1998
                             (Amounts in thousands)

                                                                                FISCAL YEAR
                                                             ------------------------------------------------
                      Description                               1999              1998                1997
                      -----------                            ----------         ----------         ----------
                                                                               As restated        As restated
Reserves deducted from assets:
Allowance for inventory shrinkage and obsolescence:
   Balance at the beginning of period                        $    2,146         $    2,755         $    3,061
   Additions charged to costs and expenses                        3,894              4,820              4,731
   Deductions for write-offs                                     (3,496)            (5,429)            (5,037)
                                                             ----------         ----------         ----------
   Balance at end of period                                  $    2,544         $    2,146         $    2,755
                                                             ==========         ==========         ==========



Reserves added to liabilities:
Allowance for cost of inventory returns:
   Balance at the beginning of period                        $   11,418         $    4,040         $    4,338
   Additions charged to costs and expenses                        4,961             12,633             19,856
   Deductions for write-offs                                     (6,916)            (5,255)           (20,154)
                                                             ----------         ----------         ----------
   Balance at end of period                                  $    9,463         $   11,418         $    4,040
                                                             ==========         ==========         ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant, thereunto duly authorized:


                                   HASTINGS ENTERTAINMENT, INC.



DATE:  June 14, 2000               By:   /s/  John H. Marmaduke
                                        -------------------------------------
                                         John H. Marmaduke
                                         Chairman of the Board, President and
                                         Chief Executive Officer


                                POWER OF ATTORNEY

     Each person whose signature appears below hereby authorizes and constitutes John H. Marmaduke and Gaines L. Godfrey, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and redistribution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

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

Signature                                Title                                                           Date
---------                                -----                                                           ----

/s/ John H. Marmaduke                    Chairman of the Board, President and Chief Executive Officer    June 14, 2000
---------------------------------        (Principal Executive Officer)
John H. Marmaduke

/s/ Gaines L. Godfrey                    Senior Vice President, Chief Financial Officer and Director     June 14, 2000
---------------------------------        (Principal Financial and Accounting Officer)
Gaines L. Godfrey

/s/ Leonard L. Berry                     Director                                                        June 14, 2000
---------------------------------
Leonard L. Berry

/s/ Peter A. Dallas                      Director                                                        June 14, 2000
---------------------------------
Peter A. Dallas

/s/ Craig R. Lentzsch                    Director                                                        June 14, 2000
---------------------------------
Craig R. Lentzsch

/s/ Stephen S. Marmaduke                 Director                                                        June 14, 2000
---------------------------------
Stephen S. Marmaduke

/s/ Jeffrey G. Shrader                   Director                                                        June 14, 2000
---------------------------------
Jeffrey G. Shrader

/s/ Ron G. Stegall                       Director                                                        June 14, 2000
---------------------------------
Ron G. Stegall

                               INDEX TO EXHIBITS

       Exhibit
       Number               Description
       -------              -----------
          3.1       (1)     Third Restated Articles of Incorporation of the Company.

          3.2       (1)     Amended and Restated Bylaws of the Company.

          4.1       (1)     Specimen of Certificate of Common Stock of the Company.

          4.2       (1)     Third Restated Articles of Incorporation of the Company (see 3.1 above).

          4.3       (1)     Amended and Restated Bylaws of the Company (see 3.2 above).

         10.1       (1)     Form of Indemnification Agreement by and between the Company and its directors and executive officers.

         10.2       (1)     Note Purchase Agreement regarding $25,000,000 7.75% Senior Notes Due June 13, 2003

         10.3       (1)     Credit Agreement among Hastings Entertainment, Inc. and NationsBank as of December 16, 1998

         10.4       (1)     Hastings Amended 1996 Incentive Stock Plan.

         10.5   *   (1)     Hastings 1994 Stock Option Plan.

         10.6   *   (1)     Hastings 1991 Stock Option Plan.

         10.7   *   (1)     Hastings Entertainment, Inc. Associates' 401(k) Plan and Trust.

         10.8   *   (1)     Hastings Employee Stock Ownership Plan Trust Agreement.

         10.9   *   (1)     Chief Executive Officer Stock Option, as amended.

        10.10   *   (1)     Corporate Officer Incentive Plan.

        10.11   *   (1)     Management Stock Purchase Plan.

        10.12   *   (1)     Management Incentive Plan.

        10.13   *   (1)     Salary Incentive Plan.

        10.14   *   (1)     Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

        10.15   *   (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.

        10.16       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for warehouse space located at Sunset Center in Amarillo, Texas.

        10.17       (1)     Stock Redemption Agreement dated May 3, 1994, as amended, between John H. Marmaduke,
                            Independent Executor of the Estate of Sam Marmaduke, Deceased, and the Company.

        10.18       (1)     Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

        10.19       (1)     $1,600,000 Promissory Note and Security Agreement in favor of First Interstate Bank of Texas,
                            NA.

        10.20       (1)     Stock Grant Plan for Outside Directors.

        10.21   *   (1)     Form of Employment Agreement by and between the Company and certain of its executives.

        10.22               Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.

         21.1   *   (1)     Subsidiaries of the Company.

         23.1               Consent of KPMG LLP

         24.1               Powers of Attorney (included on signature pages)

         27.1               Financial Data Schedule

--------------------
                  (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-47969) and with a corresponding exhibit number herein. The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.