Form 10-K/A
period 2000-01-31
HASTINGS ENTERTAINMENT INC
filed 2000-06-19
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                  FORM 10-K/A

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

Number of shares of $.01 par value Common Stock outstanding as of June 5, 2000:
11,642,644


                               (Cover page 1 of 1)

On June 14, 2000, Hastings Entertainment, Inc., (the "Company") filed its annual report on Form 10K for the fiscal year ended January 31, 2000. This Form 10-K/A is being filed by the Company to include financial data schedules for the fiscal years ended January 31, 1999 and January 31, 1998. These financial data schedules are set forth on Exhibits 27.2 and 27.3, respectively, to this Form 10-K/A.


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

         10.8   *   (1)     Hastings Employee Stock Ownership Plan Trust Agreement.

         10.9   *   (1)     Chief Executive Officer Stock Option, as amended.

        10.10   *   (1)     Corporate Officer Incentive Plan.

        10.11   *   (1)     Management Stock Purchase Plan.

        10.12   *   (1)     Management Incentive Plan.

        10.13   *   (1)     Salary Incentive Plan.

        10.14   *   (1)     Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

        10.15       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.

        10.16       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for warehouse space located at Sunset Center in Amarillo, Texas.

        10.17       (1)     Stock Redemption Agreement dated May 3, 1994, as amended, between John H. Marmaduke,
                            Independent Executor of the Estate of Sam Marmaduke, Deceased, and the Company.

        10.18       (1)     Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

        10.19       (1)     $1,600,000 Promissory Note and Security Agreement in favor of First Interstate Bank of Texas,
                            NA.

        10.20   *   (1)     Stock Grant Plan for Outside Directors.

        10.21   *   (1)     Form of Employment Agreement by and between the Company and certain of its executives.

        10.22       (2)     Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.

         21.1       (1)     Subsidiaries of the Company.

         23.1       (2)     Consent of KPMG LLP

         24.1       (2)     Powers of Attorney (included on signature pages)

         27.1       (2)     Financial Data Schedule for year ended January 31, 2000

         27.2               Financial Data Schedule for year ended January 31, 1999

         27.3               Financial Data Schedule for year ended January 31, 1998

--------------------
                  (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-47969) and with a corresponding exhibit number herein. The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

                  (2) Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.

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
                                                             ==========         ==========         ==========

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, on behalf of the registrant, thereunto duly authorized:


                                   HASTINGS ENTERTAINMENT, INC.



DATE:  June 19, 2000               By:   /s/  JOHN H. MARMADUKE
                                        -------------------------------------
                                         John H. Marmaduke
                                         Chairman of the Board, President and
                                         Chief Executive Officer



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

Signature                                Title                                                           Date
---------                                -----                                                           ----

/s/ JOHN H. MARMADUKE                    Chairman of the Board, President and Chief Executive Officer    June 19, 2000
---------------------------------        (Principal Executive Officer)
John H. Marmaduke

/s/ GAINES L. GODFREY                    Senior Vice President, Chief Financial Officer and Director     June 19, 2000
---------------------------------        (Principal Financial and Accounting Officer)
Gaines L. Godfrey

        *                                Director                                                        June 19, 2000
---------------------------------
Leonard L. Berry

        *                                Director                                                        June 19, 2000
---------------------------------
Peter A. Dallas

        *                                Director                                                        June 19, 2000
---------------------------------
Craig R. Lentzsch

        *                                Director                                                        June 19, 2000
---------------------------------
Stephen S. Marmaduke

        *                                Director                                                        June 19, 2000
---------------------------------
Jeffrey G. Shrader

        *                                Director                                                        June 19, 2000
---------------------------------
Ron G. Stegall


*/s/ JOHN H. MARMADUKE
---------------------------------
John H. Marmaduke,
Attorney-in-Fact

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

         10.8   *   (1)     Hastings Employee Stock Ownership Plan Trust Agreement.

         10.9   *   (1)     Chief Executive Officer Stock Option, as amended.

        10.10   *   (1)     Corporate Officer Incentive Plan.

        10.11   *   (1)     Management Stock Purchase Plan.

        10.12   *   (1)     Management Incentive Plan.

        10.13   *   (1)     Salary Incentive Plan.

        10.14   *   (1)     Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

        10.15       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.

        10.16       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for warehouse space located at Sunset Center in Amarillo, Texas.

        10.17       (1)     Stock Redemption Agreement dated May 3, 1994, as amended, between John H. Marmaduke,
                            Independent Executor of the Estate of Sam Marmaduke, Deceased, and the Company.

        10.18       (1)     Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

        10.19       (1)     $1,600,000 Promissory Note and Security Agreement in favor of First Interstate Bank of Texas,
                            NA.

        10.20   *   (1)     Stock Grant Plan for Outside Directors.

        10.21   *   (1)     Form of Employment Agreement by and between the Company and certain of its executives.

        10.22       (2)     Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.

         21.1       (1)     Subsidiaries of the Company.

         23.1       (2)     Consent of KPMG LLP

         24.1       (2)     Powers of Attorney (included on signature pages)

         27.1       (2)     Financial Data Schedule for year ended January 31, 2000

         27.2               Financial Data Schedule for year ended January 31, 1999

         27.3               Financial Data Schedule for year ended January 31, 1998

--------------------
                  (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-47969) and with a corresponding exhibit number herein. The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

                  (2) Previously filed with the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2000.