Form 10-Q
period 2000-04-30
HASTINGS ENTERTAINMENT INC
filed 2000-06-19
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    SECURITIES EXCHANGE ACTION OF 1934

For the transition period from                  to
                               ----------------    ----------------

                        COMMISSION FILE NUMBER 000-24381

                          HASTINGS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                               75-1386375
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                              Identification No.)

                  3601 PLAINS BOULEVARD, AMARILLO, TEXAS   79102
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

Number of shares outstanding of the registrant's common stock, as of June 15, 2000:

              Class                                Shares Outstanding
--------------------------------------            --------------------
Common Stock, $.01 par value per share               11,642,644

                          HASTINGS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 30, 2000

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of April 30, 2000 (Unaudited) and
              January 31, 2000                                                                              3

              Unaudited Consolidated Statements of Operations for the Three Months
              Ended April 30, 2000 and 1999                                                                 4

              Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
              April 30, 2000 and 1999                                                                       5

              Notes to Unaudited Consolidated Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   16

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            17

     Item 3.  Defaults Upon Senior Securities                                                              17

     Item 5.  Other Information                                                                            17

     Item 6.  Exhibits and Reports on Form 8-K                                                             17

SIGNATURE PAGE                                                                                             18

INDEX TO EXHIBITS                                                                                          19

                                     PART 1


ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       April 30, 2000 and January 31, 2000
                    (Dollars in thousands, except par value)


                                                                                     APRIL 30,      JANUARY 31,
                                                                                       2000            2000
                                                                                   ------------    ------------
                                                                                    (UNAUDITED)
                                    ASSETS
Current assets:
     Cash                                                                          $      4,951    $      7,026
     Merchandise inventories, net                                                       132,777         152,065
     Income taxes receivable                                                              7,062           6,272
     Deferred income taxes                                                                   --             656
     Other current assets                                                                 4,519           4,968
                                                                                   ------------    ------------
          Total current assets                                                          149,309         170,987
Property and equipment, net of accumulated depreciation
   of $111,572 and $112,730 respectively                                                 70,309          73,242
Deferred income taxes                                                                     3,905           3,026
Other assets                                                                                585             678
                                                                                   ------------    ------------
                                                                                   $    224,108    $    247,933
                                                                                   ============    ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current maturities on long-term debt                                          $      5,372    $      5,372
     Trade accounts payable                                                              57,526          66,568
     Accrued expenses and other current liabilities                                      28,139          31,752
     Deferred income taxes                                                                  787              --
                                                                                   ------------    ------------
          Total current liabilities                                                      91,824         103,692
Long term debt, excluding current maturities                                             37,602          48,888
Other liabilities                                                                         5,044           5,262

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued               --              --
     Common stock, $.01 par value; 75,000,000 shares authorized;
        11,736,923 shares issued; 11,628,973 shares outstanding at
        April 30, 2000 and January 31, 2000                                                 117             117
     Additional paid-in capital                                                          37,402          37,402
     Retained earnings                                                                   53,489          53,951
     Treasury stock, at cost                                                             (1,370)         (1,379)
                                                                                   ------------    ------------
                                                                                         89,638          90,091
Commitments and contingencies                                                                --              --
                                                                                   ------------    ------------
                                                                                   $    224,108    $    247,933
                                                                                   ============    ============


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
               For the Three Months Ended April 30, 2000 and 1999
                      (In thousands, except per share data)

                                                                THREE MONTHS ENDED APRIL 30,
                                                               ------------------------------
                                                                    2000             1999
                                                               -------------    -------------
Merchandise revenue                                            $      88,132    $      80,819
Rental video revenue                                                  22,363           19,760
                                                               -------------    -------------
        Total revenues                                               110,495          100,579

Merchandise cost of revenue                                           61,812           55,783
Rental video cost of revenue                                           8,270            5,417
                                                               -------------    -------------
        Total cost of revenues                                        70,082           61,200
                                                               -------------    -------------

        Gross profit                                                  40,413           39,379

Selling, general and administrative expenses                          40,236           34,131
Pre-opening expenses                                                       3              179
                                                               -------------    -------------

        Operating income                                                 174            5,069

Other income (expense):
   Interest expense                                                     (961)            (822)
   Other, net                                                             41               36
                                                               -------------    -------------

        Income (loss) before income taxes                               (746)           4,283

Income tax expense (benefit)                                            (284)           1,585
                                                               -------------    -------------

        Net income (loss)                                      $        (462)   $       2,698
                                                               =============    =============

Basic income (loss) per share                                  $       (0.04)   $        0.23
                                                               =============    =============

Diluted income (loss) per share                                $       (0.04)   $        0.23
                                                               =============    =============

Weighted-average common shares outstanding--basic                     11,629           11,599
Dilutive effect of stock options                                          --              148
                                                               -------------    -------------

Weighted-average common shares outstanding--diluted                   11,629           11,747
                                                               =============    =============


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                   Three Months Ended April 30, 2000 and 1999
                             (Dollars in thousands)



                                                                                          THREE MONTHS ENDED APRIL 30,
                                                                                         -------------------------------
                                                                                             2000               1999
                                                                                         -------------     -------------
Cash flows from operating activities:
     Net income (loss)                                                                   $        (462)    $       2,698
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation and amortization                                                     8,286             5,898
               Loss on rental videos lost, stolen and defective                                     47               757
               Loss on disposal of non-rental video assets                                           4               102
               Deferred income tax                                                                 564             1,239
               Changes in operating assets and liabilities:
                    Merchandise inventory                                                       19,288               687
                    Other current assets                                                           449              (217)
                    Trade accounts payable and accrued expenses                                (12,646)           (8,891)
                    Income taxes receivable                                                       (790)              344
                    Other assets and liabilities, net                                             (125)              140
                                                                                         -------------     -------------
                      Net cash provided by operating activities                                 14,615             2,757
                                                                                         -------------     -------------

Cash flows from investing activities:
     Purchases of property and equipment                                                        (5,404)          (12,136)
                                                                                         -------------     -------------
                      Net cash used in investing activities                                     (5,404)          (12,136)
                                                                                         -------------     -------------

Cash flows from financing activities:
     Borrowings under revolving credit facility                                                 61,200            70,400
     Repayments under revolving credit facility                                                (72,400)          (63,750)
     Payments under long-term debt and capital lease obligations                                   (86)             (102)
     Purchase of treasury stock                                                                     --                 2
                                                                                         -------------     -------------
                      Net cash provided by (used in)  financing activities                     (11,286)            6,550
                                                                                         -------------     -------------

Net decrease in cash and cash equivalents                                                       (2,075)           (2,829)
Cash at beginning of period                                                                      7,026             5,394
                                                                                         -------------     -------------
Cash and cash equivalents at end of period                                               $       4,951     $       2,565
                                                                                         =============     =============


     See accompanying notes to unaudited consolidated financial statements.

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2000 and 1999

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year 1999. The results for the three month period ended April 30, 1999 have been restated as disclosed in the Company's annual report on Form 10-K for fiscal year 1999.

     The Company's fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2001 is referred to as fiscal 2000.

     Certain prior-year amounts have been reclassified to conform to the presentation used for the current year.

2. CONSOLIDATION POLICY

     The unaudited consolidated financial statements present the results of Hastings Entertainment, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

3. STORE CLOSING RESERVES

     In the fourth quarter of fiscal 1999, the Company recorded charges related to the closing of five stores, all of which were closed in the first quarter of 2000. The following table provides a rollforward of reserves that were established for these charges. (Dollars in thousands)

                                               JANUARY 31, 2000     CASH OUTLAYS     APRIL 30, 2000
                                               ----------------     -------------    --------------
Future lease payments (1)                         $       2,500     $        (100)    $       2,400
Other costs (2)                                             300              (300)               --
                                                  -------------     -------------     -------------
                                                  $       2,800     $        (400)    $       2,400
                                                  =============     =============     =============


(1) Reserve balances are included as a component of accrued expenses and other current liabilities and other liabilities.

(2) Reserve balances are included as a component of accrued expenses and other current liabilities.

     In connection with the store closings, the Company established a reserve for the net present value of future minimum lease payments. Costs are being charged against the reserve as incurred; the interest component related to lease payments is recorded as rent expense in the period incurred with no corresponding increase in the reserve. During the first quarter of 2000, approximately $0.1 million in lease payments were charged against the reserve. Payments during the next five years are expected to be approximately $0.6 million per year. Other costs were charged against the reserves in the first quarter of 2000 as incurred.

                          HASTINGS ENTERTAINMENT, INC.
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2000 and 1999


4. LONG-TERM DEBT

     Long-term debt and capitalized lease obligations consisted of the following (dollars in thousands):

                                                           APRIL 30, 2000   JANUARY 31, 2000
                                                           --------------   ----------------
Revolving credit facility                                   $      21,050    $      32,250
Series A senior notes                                              20,000           20,000
Capitalized lease obligations                                       1,463            1,492
Other                                                                 461              518
                                                            -------------    -------------

                                                                   42,974           54,260
        Less current maturities                                     5,372            5,372
                                                            -------------    -------------

                                                            $      37,602    $      48,888
                                                            =============    =============

     At April 30, 2000 and January 31, 2000, the Company had borrowings outstanding of $21.1 million and $32.3 million, respectively, under a revolving credit facility (the "Facility"). The Facility accrued interest at variable rates based on the lender's base rate or LIBOR. The average rate of interest being charged under the Facility was 6.9% at April 30, 2000 and January 31, 2000.

     Also, at April 30, 2000 and January 31, 2000, the Company had outstanding with a financial institution $20 million aggregate principal amount of unsecured Series A Senior Notes due June 13, 2003 (the "Senior Notes") bearing interest at 7.75% until amended as discussed below.

     At April 30, 2000, January 31, 2000 and at various prior quarters, the Company was not in compliance with certain financial covenants under its Facility and the Senior Notes. The Company obtained a series of waivers on its non-compliance with certain covenant requirements through June 12, 2000.

     Effective as of June 12, 2000, the Company entered into an amendment of the Facility and an amendment and restatement of the Note Purchase Agreement for the Senior Notes. As part of the amendments to the Facility and the Senior Notes, the combined borrowings are jointly collateralized on a pari passu basis by substantially all of the assets of the Company and its subsidiaries.

     The Facility, as amended, allows for maximum borrowings of up to $50 million. The aggregate amount outstanding under the Facility and the Senior Notes is limited to a borrowing base predicated on eligible inventory, as defined, and rental video assets, net. The Facility bears interest based on the lender's base rate plus 1.0% (base rate plus 1.75% on the amount in excess of the normal amount in the over-advance period) or LIBOR plus 2.50% (LIBOR plus 3.25% on the amount in excess of the normal advance rate amount in the over-advance period), at the Company's option. In addition the Company is required to pay a quarterly commitment fee of 0.50% on the unused Facility. Borrowings under the Facility are limited to an advance rate of 55% of eligible inventory (eligible inventory is defined as 61.22% of inventory, net) and 50% of rental video assets net of accumulated amortization, less the outstanding borrowings under the Senior Notes and any required rental reserve. The Facility provides for an increase in the advance rate to cover additional working capital requirements through the Christmas selling season (the seasonal over-advance). The advance rate increases to 65% of eligible inventory from August 1 through September 30, 2000 and 2001, respectively, and to 70% of eligible inventory from October 1 through December 31, 2000 and December 16, 2001, respectively (the seasonal over-advance periods). The Facility includes revised covenants requiring the maintenance of specific financial ratios and minimum tangible net worth requirements. In addition, a covenant was added to the Facility requiring the Company's income before interest, taxes, depreciation and amortization (EBITDA) be at least

                          HASTINGS ENTERTAINMENT, INC.
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2000 and 1999


4. LONG-TERM DEBT (CONTINUED)

equal to specified levels for future periods. Further, the Facility imposes certain restrictions with respect to indebtedness, dividend payments, investment and capital expenditures. The Facility expires on December 16, 2001.

     The Senior Notes, as amended, have a stated interest rate of 10.25% retroactive to March 13, 2000. The amended and restated Note Purchase Agreement evidencing the amended Senior Notes has financial covenants that are the same as those contained in the amended Facility including financial ratios, minimum adjusted net worth requirements and restrictions on indebtedness, investment, capital expenditures, and the payment of dividends.

     The Company believes it will be able to comply with the financial covenants relating to both the amended Facility and the amended Senior Notes for the next twelve months; however, there can be no assurance of such compliance. The breach of any of the covenants contained in the amended Facility or the amended Senior Notes could result in a default under the amended Facility and the amended Senior Notes which could result in further advances under the Facility no longer being available and could enable the respective lenders to require immediate repayment of the borrowings including accrued interest under the agreements. If the lenders were to accelerate the repayment of borrowings including accrued interest, the Company cannot be certain that its assets would be sufficient to repay such obligations. In addition, the ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn is subject to general economic conditions and to financial issues and other factors, including factors beyond the Company's control. The amended Facility and the amended Senior Notes are guaranteed by each of the Company's three consolidated subsidiaries, and are in part secured by first priority liens on all of the capital stock and substantially all of the assets of each subsidiary.

5. INCOME (LOSS) PER SHARE

     Options to purchase 1,996,846 shares of Common Stock at exercise prices ranging from $3.55 per share to $15.00 per share outstanding at April 30, 2000 and options to purchase 1,102,605 shares of Common Stock at exercise prices ranging from $5.34 per share to $10.75 per share outstanding at April 30, 1999 were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

6. LITIGATION AND CONTINGENCIES

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

                          HASTINGS ENTERTAINMENT, INC.
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2000 and 1999


6. LITIGATION AND CONTINGENCIES (CONTINUED)

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

     The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these other matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

7. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest during the three months ended April 30, 2000 and 1999 totaled $0.8 million for each period. Cash payments for income taxes during the three months ended April 30, 2000 and 1999 were $32,000 and $3,000, respectively.

     There were no non-cash financing activities in the three months ended April 30, 2000. Non-cash financing activities during the three months ended April 30, 1999 includes the receipt of shares of the Company's common stock valued at $1.0 million relating to the exercise of stock options and the issuance of treasury stock to pay outside director fees of approximately $35,000.

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2000 and 1999


8. SEGMENT DISCLOSURES

     The Company has two operating segments, retail stores and Internet operations. The Internet operations became a reportable segment in fiscal 1999. The Company's chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding the Company's retail stores and Internet operations for the first quarter of fiscal years 2000 and 1999 is presented below.


For the three months ended April 30, 2000:      Retail         Internet
(Dollars in thousands)                          Stores         Operations          Total
                                            -------------    -------------     -------------
Total revenue                               $     110,479    $          16     $     110,495

Depreciation and amortization               $       8,201    $          85     $       8,286

Operating income (loss)                     $         624    $        (450)    $         174

Total assets                                $     223,147    $         961     $     224,108

Capital expenditures                        $       5,404    $          --     $       5,404

For the three months ended April 30, 1999:      Retail         Internet
(Dollars in thousands)                          Stores         Operations          Total
                                            -------------    -------------     -------------

Total revenue                               $     100,578    $           1     $     100,579

Depreciation and amortization               $       5,882    $          16     $       5,898

Operating income (loss)                     $       5,185    $        (116)    $       5,069

Total assets                                $     235,112    $         225     $     235,337

Capital expenditures                        $      12,136    $          --     $      12,136

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in the Report on Form 10-Q. The results of operations for the three month period ended April 30, 1999 have been restated as disclosed in the Company's annual report on Form 10-K for fiscal year 1999.

     This Report contains certain forward-looking statements concerning the intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the future activities or other future events or conditions of the Company within the meaning of Section 27A of the Securities Act of 1993, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of stock price, development by competitors of superior services or product offerings, the entry into the market by new competitors, the sufficiency of the Company's working capital, the ability to retain management, to implement our business strategy, to attract and retain customers, to increase revenue, and to successfully defend our company in ongoing and future litigation and the risk factors described in the Company's annual report on Form 10-K for fiscal year 1999. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved and all forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements set forth above.

General

     The Company is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of April 30, 2000, the Company operated 143 superstores averaging 21,500 square feet in small to medium-sized markets located in 22 states, primarily in the Western and Midwestern United States. The Company also operated one college bookstore. Each of the superstores and the college bookstore is wholly owned by the Company and operates under the name of Hastings. The Company's e-commerce Web site, www.gohastings.com, became operational in May 1999.

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

Results of Operations

     The following tables present the Company's statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

                                                                       Three Months Ended April 30,
                                                                     -------------------------------
                                                                         2000               1999
                                                                     -------------     -------------
Merchandise revenue                                                           79.8%             80.4%
Rental video revenue                                                          20.2              19.6
                                                                     -------------     -------------
      Total revenues                                                         100.0             100.0

Merchandise cost of revenue                                                   70.1              69.0
Rental video cost of revenue                                                  37.0              27.4
                                                                     -------------     -------------
      Total cost of revenues                                                  63.4              60.8
                                                                     -------------     -------------

      Gross profit                                                            36.6              39.2

Selling, general and administrative expenses                                  36.4              33.9
Pre-opening expenses                                                           0.0               0.2
                                                                     -------------     -------------
                                                                              36.4              34.1
                                                                     -------------     -------------
      Operating income                                                         0.2               5.1

Other income (expense):
   Interest expense                                                           (0.9)             (0.8)
   Other, net                                                                  0.0               0.0
                                                                     -------------     -------------

      Income (loss) before income taxes                                       (0.7)              4.3
Income tax expense (benefit)                                                  (0.3)              1.6
                                                                     -------------     -------------
      Net income (loss)                                                       (0.4)%             2.7%
                                                                     =============     =============

Summary of Superstore Activity

                                                         Three months ended       Year Ended
                                                       ------------------------   ----------
                                                        April 30,     April 30,   January 31,
                                                          2000          1999         2000
                                                       ----------    ----------   ----------
Hastings Superstores:
Beginning number of stores                                    147           129          129
Openings                                                       --             2           20
Closings                                                       (4)           --           (2)
                                                       ----------    ----------   ----------
Ending number of stores                                       143           131          147
                                                       ==========    ==========   ==========

THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999:

     Revenues. For the three months ended April 30, 2000, total revenues increased $9.9 million, or 9.9%, to $110.5 million from $100.6 million during the three months ended April 30, 1999. The revenue growth consisted of a 9.0% increase in merchandise revenue and a 13.2% increase in rental video revenue. The increase in revenue was primarily due to a comparable store revenue growth of 1.6% and the opening of 18 Hastings superstores subsequent to the first quarter of fiscal 1999. The categories of rental video, video games, sale video and music lead other categories in revenue increases over last year.

     Gross Profit. Total gross profit as a percent of total revenue decreased for the three months ended April 30, 2000 to 36.6% compared to 39.2% for the same period last year. The decline is primarily due to rental video gross profit decreasing as a percent of rental video revenue from 72.6% to 63.0%. Contributing to this decrease was (i) an increase in rental video revenue sharing to total rental video revenue which has lower profit margins and (ii) the gross profit margin on traditional rental video was higher in the first quarter of fiscal 1999 as compared to the first quarter of fiscal 2000, which resulted from higher than anticipated revenue from videocassettes purchased prior to January 31, 1999, for which the Company had recorded a pre-tax charge of $18.5 million in the fourth quarter of fiscal 1998, relating to the Company's change in method of amortization. In addition, higher product costs related to merchandise contributed to the decrease in gross profit.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to 36.4% of total revenues for the three months ended April 30, 2000 from 33.9% for the same period last year. As a result of the Company's efforts to improve its inventory performance and reduce the investment in inventory, merchandise returns during the first quarter of fiscal 2000 exceeded the amount of merchandise returns during the first quarter of fiscal 1999 resulting in higher returns expense. Other factors contributing to the increase in SG&A during the fiscal 2000 quarter were an increase in the costs associated with the operation of the Company's Internet segment and an increase in accounting and legal fees associated with the accounting restatement, as described in Note 1 and in the Company's annual report on Form 10-K for fiscal 1999.

     Pre-opening Expenses. Pre-opening expenses were insignificant for the three months ended April 30, 2000 as the Company did not open any new superstores during the period. For the three months ended April 30, 1999, pre-opening expenses were $0.2 million or .2% of revenues. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

     Interest Expense. Interest expense was $1.0 million, or 0.9% of revenues, in the three months ended April 30, 2000, compared to $0.8 million, or 0.8% of revenues, in the three months ended April 30, 1999. The increase was primarily due to higher average borrowings for the first quarter of fiscal 2000 over 1999.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements arise from purchasing, warehousing and merchandising inventory and rental videos, opening new superstores, expanding existing superstores, and funding the expansion of its Internet operations. The Company's primary sources of working capital are currently cash flows from operating activities, trade credit from vendors and borrowings from its Revolving Credit Facility (the "Facility"). Cash flow from operations was $14.6 million and $2.8 million for the three months ended April 30, 2000 and 1999, respectively. Capital expenditures, including purchase of rental video assets, were $5.4 million and $12.1 million for the three months ended April 30, 2000 and 1999, respectively. Cash flows from financing activities for the comparable periods primarily resulted from borrowings made under the Facility. Net activity under the Facility resulted in net payments of $11.2 million for the three months ended April 30, 2000 and net borrowings of $6.7 million for the three months ended April 30, 1999, respectively.

     At April 30, 2000 and January 31, 2000, the Company had borrowings outstanding of $21.1 million and $32.3 million, respectively, under the Facility. The Facility accrued interest at variable rates based on the lender's base rate and LIBOR. The average rate of interest being charged under the Facility was 6.9% at April 30, 2000 and January 31, 2000.

     Also, at April 30, 2000, the Company had outstanding $20 million aggregate principal amount of Series A Senior Notes due June 13, 2003 (the "Senior Notes") with a financial institution. The Company began making required $5.0 million annual principal payments on June 13, 1999, and the final payment is due June 13, 2003. The Senior Notes had a stated interest rate of 7.75% until amended as discussed below. On June 13, 2000 the Company made its required annual principal payment on the Senior Notes.

     At April 30, 2000, January 31, 2000 and at various prior quarters, the Company was not in compliance with certain financial covenants under its Facility and the Senior Notes. The Company obtained a series of waivers on its non-compliance with certain covenant requirements to January 31, 2000 and through June 12, 2000.

     Effective as of June 12, 2000, the Company entered into an amendment of the Facility and an amendment and restatement of the Note Purchase Agreement for the Senior Notes. As part of the amendments to the Facility and the Senior Notes, the combined borrowings are jointly collateralized on a pari passu basis by substantially all of the assets of the Company and its subsidiaries.

     The Facility, as amended, allows for maximum borrowings of up to $50 million. The aggregate amount outstanding under the Facility and the Senior Notes is limited to a borrowing base predicated on eligible inventory, as defined, and rental video assets, net. The Facility bears interest based on the lender's base rate plus 1.0% (base rate plus 1.75% on the amount in excess of the normal amount in the over-advance period) or LIBOR plus 2.50% (LIBOR plus 3.25% on the amount in excess of the normal advance rate amount in the over-advance period), at the Company's option. In addition the Company is required to pay a quarterly commitment fee of 0.50% on the unused Facility. Borrowings under the Facility are limited to an advance rate of 55% of eligible inventory (eligible inventory is defined as 61.22% of inventory, net) and 50% of rental video assets net of accumulated amortization, less the outstanding borrowings under the Senior Notes and any required rental reserve. The Facility provides for an increase in the advance rate to cover additional working capital requirements through the Christmas selling season (the seasonal over-advance). The advance rate increases to 65% of eligible inventory from August 1 through September 30, 2000 and 2001, respectively, and to 70% of eligible inventory from October 1 through December 31, 2000 and December 16, 2001 (the Facility's expiration date), respectively (the seasonal over-advance periods). The Facility includes revised covenants requiring the maintenance of specific financial ratios and minimum tangible net worth requirements. In addition, a covenant was added to the Facility requiring the Company's income before interest, taxes, depreciation and amortization (EBITDA) to be at least equal to specified levels for future periods. Further, the Facility imposes certain restrictions with respect to indebtedness, dividend payments, investment and capital expenditures. The Facility expires on December 16, 2001.

     The Senior Notes, as amended, have a stated interest rate of 10.25% retroactive to March 13, 2000. The amended and restated Note Purchase Agreement evidencing the amended Senior Notes has financial covenants that are the same as those contained in the amended Facility including financial ratios, minimum adjusted net worth requirements and restrictions on indebtedness, investment, capital expenditures, and the payment of dividends.

     The Company believes it will be able to comply with the financial covenants relating to both the amended Facility and the amended Senior Notes for the next twelve months; however, there can be no assurance of such compliance. The breach of any of the covenants contained in the amended Facility or the amended Senior Notes could result in default under the amended Facility and the amended Senior Notes which could result in further advances under the amended Facility no longer being available and could enable the Facility and Senior Notes lenders to require immediate repayment of the borrowings including accrued interest under the agreements. If the lenders were to accelerate the repayment of borrowings, including accrued interest, the Company cannot be certain that its assets would be sufficient to repay such obligations. In addition, the ability of the Company to satisfy its capital requirements will be dependent upon the future financial performance of the Company, which in turn is subject to general economic conditions and to financial issues and other factors, including factors beyond the Company's control. The amended Facility and the amended Senior Notes are guaranteed by each of the Company's three consolidated subsidiaries, and are in part secured by first priority liens on all of the capital stock and substantially all of the assets of each subsidiary.

     The Company's primary sources of liquidity are, currently, cash flows from operating activities and borrowings under the Facility. As of June 16, 2000, $23.9 million was borrowed under the Facility. The Company believes that, based on current and anticipated financial performance, cash flows from operating activities and borrowings under the amended Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and required principal and interest payments under the amended Senior Notes and the amended Facility. The ability of the Company to satisfy its capital requirements will be dependent upon future financial performance of the Company, which in turn is subject to general economic conditions and to financial issues and other factors, including factors beyond the Company's control.

     As previously disclosed, the Company plans to slow its growth rate from that previously described and focus on the expansion and remodeling of its existing superstores. The Company invests generally between $1 million and $2 million in a new superstore, with the largest components of that amount being merchandise, videos, fixtures and leasehold improvements. The Company plans to expand approximately four superstores in fiscal 2000. The Company generally invests between $0.5 million to $1.0 million to expand a superstore.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" that impacts the Company's accounting treatment and/or its disclosure obligations. The statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133 is not expected to have a material impact on the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of its business, the Company is exposed to certain market risks, primarily changes in interest rates. The Company's exposure to interest rate risk consists of variable rate debt, at the Company's option, based on the lenders' base rate or LIBOR, plus in each case a specified percentage. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the April 30, 2000 outstanding balance of the variable rate debt would be approximately $0.2 million. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on the Company's financial position, results of operations or cash flows for the next fiscal year. The Company is not party to any derivative or interest rate hedging contracts.

                                     PART II


ITEM 1.  LEGAL PROCEEDINGS

     In the Company's annual report on Form 10-K filed with the Securities and Exchange Commission, the Company discussed legal proceedings regarding certain shareholder complaints. There have been no material developments in these proceedings during the first quarter of fiscal year 2000 other than as set forth in the Company's annual report on Form 10-K. For a description of the legal proceedings applicable under this item, reference is made "Part 1, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" and to "Part 1, Item 3. Legal Proceedings" in the Company's annual report on Form 10-K for fiscal year 1999.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     At April 30, 2000, January 31, 2000 and at various prior quarters, the Company was not in compliance with certain financial covenants under its Facility and the Senior Notes including Fixed Coverage Ratio, Minimum Tangible Net Worth, Funded Debt to Adjusted EBITDA, Adjusted Net Worth and Fixed Charges Coverage Ratio. The Company obtained a series of waivers on its non-compliance with certain covenant requirements through June 12, 2000. Amended Facility and amended and restated Senior Note agreements were executed on June 12, 2000 including revised covenant requirements. For a description of the amended agreements applicable under this item, reference is made to "Part 1, Item 3. Legal Proceedings" in the Company's annual report on Form 10-K for fiscal year 1999.

ITEM 5.  OTHER INFORMATION

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Listing of Exhibits

10.23 First Amendment to Credit Agreement and waiver agreement dated as of May 2, 2000 between Hastings Entertainment, Inc. and Bank of America, N.A., as administrative agent

10.24 Second Amendment to Credit Agreement dated as of June 12, 2000 between Hastings Entertainment, Inc. and Bank of America, N.A., as administrative agent.

10.25 Amended and Restated Note Purchase Agreement dated as of June 12, 2000 between Hastings Entertainment, Inc. and Metropolitan Life Insurance Company and Metropolitan Insurance and Annuity Company

10.26 Security Agreement dated as of May 26, 2000 between Hastings Entertainment, Inc. and Subsidiaries and Bank of America, N.A.

27                  Financial Data Schedule for the Three Months Ended April 30,
                    2000.

27.1                Restated Financial Data Schedule for the Three Months Ended
                    April 30, 1999.

99 Item 3 of Hastings Entertainment, Inc. annual report on Form 10-K for fiscal year 1999. Incorporated by reference on Form 10-K.

b. On March 8, 2000, registrant filed a current report on Form 8-K reporting, under "Item 5. Other Events," the issuance of a press release dated March 7, 2000 with respect to its accounting adjustments.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant and as registrant's principal financial and accounting officer, thereunto duly authorized:


                                     HASTINGS ENTERTAINMENT, INC.


DATE:  June 19, 2000                 By:   /s/  Gaines L. Godfrey
                                           ------------------------------------
                                           Gaines L. Godfrey
                                           Senior Vice President, Chief
                                             Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION OF DOCUMENTS
-------                           ------------------------
10.23               First Amendment to Credit Agreement and waiver agreement
                    dated as of May 2, 2000 between Hastings Entertainment, Inc.
                    and Bank of America, N.A., as administrative agent

10.24               Second Amendment to Credit Agreement dated as of June 12,
                    2000 between Hastings Entertainment, Inc. and Bank of
                    America, N.A., as administrative agent.

10.25               Amended and Restated Note Purchase Agreement dated as of
                    June 12, 2000 between Hastings Entertainment, Inc. and
                    Metropolitan Life Insurance Company and Metropolitan
                    Insurance and Annuity Company

10.26               Security Agreement dated as of May 26, 2000 between
                    Hastings Entertainment, Inc. and Subsidiaries and Bank of
                    America, N.A.

27                  Financial Data Schedule for the Three Months Ended April 30,
                    2000.

27.1                Restated Financial Data Schedule for the Three Months Ended
                    April 30, 1999.

99                  Item 3 of Hastings Entertainment, Inc. annual report on Form
                    10-K for fiscal year 1999. Incorporated by reference on Form 10-K.