Form 10-Q
period 2000-07-31
HASTINGS ENTERTAINMENT INC
filed 2000-09-14
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACTION OF 1934

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

Number of shares outstanding of the registrant's common stock, as of September 7, 2000:

             Class                                    Shares Outstanding
             -----                                    ------------------
Common Stock, $.01 par value per share                   11,642,644

                          HASTINGS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
        FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2000

                                      INDEX



                                                                                                         PAGE
                                                                                                         ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of July 31, 2000 (Unaudited) and
              January 31, 2000                                                                              3

              Unaudited Consolidated Statements of Operations for the Three Months and
              Six Months Ended July 31, 2000 and 1999                                                       4

              Unaudited Consolidated Statements of Cash Flows for the Six Months
              Ended July 31, 2000 and 1999                                                                  5

              Notes to Unaudited Consolidated Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    12

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   18

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            19

     Item 3.  Defaults Upon Senior Securities                                                              19

     Item 5.  Other Information                                                                            19

     Item 6.  Exhibits and Reports on Form 8-K                                                             20

SIGNATURE PAGE                                                                                             21

INDEX TO EXHIBITS                                                                                          22

                                     PART 1


ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       July 31, 2000 and January 31, 2000
                    (Dollars in thousands, except par value)

                                                                                       JULY 31,         JANUARY 31,
                                                                                         2000              2000
                                                                                     ------------      ------------
                                    ASSETS                                           (UNAUDITED)
Current assets:
     Cash                                                                            $      1,336      $      7,026
     Merchandise inventories, net                                                         125,211           152,065
     Income taxes receivable                                                                7,730             6,272
     Deferred income taxes                                                                     --               656
     Other current assets                                                                   4,570             4,968
                                                                                     ------------      ------------
          Total current assets                                                            138,847           170,987
Property and equipment, net of accumulated depreciation
   of $112,283 and $112,730, respectively                                                  68,377            73,242
Deferred income taxes                                                                       4,161             3,026
Other assets                                                                                  581               678
                                                                                     ------------      ------------
                                                                                     $    211,966      $    247,933
                                                                                     ============      ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities on long-term debt                                            $        140      $      5,372
     Trade accounts payable                                                                51,807            66,568
     Accrued expenses and other current liabilities                                        29,663            31,752
     Deferred income taxes                                                                    232                --
                                                                                     ------------      ------------
          Total current liabilities                                                        81,842           103,692
Long term debt, excluding current maturities                                               38,237            48,888
Other liabilities                                                                           4,503             5,262

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                 --                --
     Common stock, $.01 par value; 75,000,000 shares authorized;
        11,736,923 shares issued; 11,642,644 and 11,623,962 shares outstanding
        at July 31, 2000 and January 31, 2000, respectively                                   117               117
     Additional paid-in capital                                                            37,250            37,402
     Retained earnings                                                                     51,199            53,951
     Treasury stock, at cost                                                               (1,182)           (1,379)
                                                                                     ------------      ------------
                                                                                           87,384            90,091
Commitments and contingencies                                                                  --                --
                                                                                     ------------      ------------
                                                                                     $    211,966      $    247,933
                                                                                     ============      ============

     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
            Three Months and Six Months ended July 31, 2000 and 1999
                      (In thousands, except per share data)

                                                  THREE MONTHS ENDED JULY 31,      SIX MONTHS ENDED JULY 31,
                                                  ---------------------------     --------------------------
                                                     2000            1999            2000            1999
                                                  ----------      ----------      ----------      ----------

Merchandise revenue                               $   85,363      $   82,035      $  173,495      $  162,854
Rental video revenue                                  21,780          20,403          44,143          40,163
                                                  ----------      ----------      ----------      ----------
     Total revenues                                  107,143         102,438         217,638         203,017

Merchandise cost of revenue                           61,399          58,061         123,211         113,844
Rental video cost of revenue                           9,472           7,319          17,742          12,736
                                                  ----------      ----------      ----------      ----------
     Total cost of revenues                           70,871          65,380         140,953         126,580
                                                  ----------      ----------      ----------      ----------

     Gross profit                                     36,272          37,058          76,685          76,437

Selling, general and administrative expenses          39,140          34,152          79,376          68,283
Pre-opening expenses                                      --             538               3             717
                                                  ----------      ----------      ----------      ----------

Operating income (loss)                               (2,868)          2,368          (2,694)          7,437

Other income (expense):
  Interest expense                                      (889)           (955)         (1,850)         (1,777)
  Other, net                                              65              59             106              95
                                                  ----------      ----------      ----------      ----------

     Income (loss) before income taxes                (3,692)          1,472          (4,438)          5,755

Income tax expense (benefit)                          (1,402)            606          (1,686)          2,191
                                                  ----------      ----------      ----------      ----------

     Net income (loss)                            $   (2,290)     $      866      $   (2,752)     $    3,564
                                                  ==========      ==========      ==========      ==========

Basic income (loss) per share                     $    (0.20)     $     0.07      $    (0.24)     $     0.31
                                                  ==========      ==========      ==========      ==========

Diluted income (loss) per share                   $    (0.20)     $     0.07      $    (0.24)     $     0.30
                                                  ==========      ==========      ==========      ==========

Weighted average number of common shares
outstanding--basic                                    11,643          11,626          11,636          11,613
Dilutive effect of stock options                          --             230              --             188
                                                  ----------      ----------      ----------      ----------
Weighted average number of common shares
outstanding--diluted                                  11,643          11,856          11,636          11,801
                                                  ==========      ==========      ==========      ==========


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                    Six Months Ended July 31, 2000 and 1999
                             (Dollars in thousands)


                                                                            SIX MONTHS ENDED JULY 31,
                                                                            -------------------------
                                                                               2000          1999
                                                                            ----------    ----------
Cash flows from operating activities:
     Net income (loss)                                                      $   (2,752)   $    3,564
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation and amortization                                    16,083        13,459
               Loss on rental videos lost, stolen and defective                    822         6,276
               Loss on disposal of non-rental video assets                          21           234
               Deferred income tax                                                (247)        1,187
               Non cash compensation                                                46            36
               Changes in operating assets and liabilities:
                    Merchandise inventory                                       26,854         6,794
                    Other current assets                                           398        (1,327)
                    Trade accounts payable and accrued expenses                (16,850)      (15,512)
                    Income taxes receivable                                     (1,458)        1,771
                    Other assets and liabilities, net                             (664)           20
                                                                            ----------    ----------
                       Net cash provided by operating activities                22,253        16,502
                                                                            ----------    ----------

Cash flows from investing activities:
     Purchases of property and equipment                                       (12,060)      (30,033)
                                                                            ----------    ----------
                       Net cash used in investing activities                   (12,060)      (30,033)
                                                                            ----------    ----------

Cash flows from financing activities:
     Borrowings under revolving credit facility                                 86,867       118,750
     Repayments under revolving credit facility                                (97,567)     (101,750)
     Payments under long-term debt and capital lease obligations                (5,183)       (5,112)
     Purchase of treasury stock                                                     --            68
     Additional Paid in Capital                                                     --           (17)
                                                                            ----------    ----------
                       Net cash provided by (used in) financing activities     (15,883)       11,939
                                                                            ----------    ----------

Net decrease in cash and cash equivalents                                       (5,690)       (1,592)
Cash at beginning of period                                                      7,026         5,394
                                                                            ----------    ----------
Cash and cash equivalents at end of period                                  $    1,336    $    3,802
                                                                            ==========    ==========


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2000 and 1999

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year 1999. The results for the three month and six month periods ended July 31, 1999 have been restated as disclosed in the Company's annual report on Form 10-K for fiscal year 1999.

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

                                                     ADDITIONS CHARGED TO
                                  JANUARY 31, 2000     COST AND EXPENSE      CASH OUTLAYS        JULY 31, 2000
                                  ----------------   --------------------    ------------        -------------

Future lease payments (1)           $      2,500        $        301         $       (321)        $      2,480
Other costs                                  300                  --                 (300)                  --
                                    ------------        ------------         ------------         ------------

                                    $      2,800        $        301         $       (621)        $      2,480
                                    ============        ============         ============         ============

     (1) Reserve balances are included as a component of accrued expenses and other current liabilities and other liabilities.

     In connection with the store closings, the Company established a reserve for the net present value of future minimum lease payments. Costs are being charged against the reserve as incurred and the interest component related to lease payments is recorded as rent expense. In the second quarter, $0.3 million in lease payments were charged against the reserve. Payments during the next five years that are to be charged against the reserve are expected to be approximately $0.6 million per year. Other costs were charged against the reserve in the first quarter of 2000 as incurred.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2000 and 1999

4. LONG-TERM DEBT

     Long-term debt and capitalized lease obligations consisted of the following (dollars in thousands):

                                                JULY 31, 2000   JANUARY 31, 2000
                                                -------------   ----------------

         Revolving credit facility               $     21,550     $     32,250
         Series A senior notes                         15,000           20,000
         Capitalized lease obligations                  1,423            1,492
         Other                                            404              518
                                                 ------------     ------------

                                                       38,377           54,260
                 Less current maturities                  140            5,372
                                                 ------------     ------------

                                                 $     38,237     $     48,888
                                                 ============     ============

     At July 31, 2000 and January 31, 2000, the Company had borrowings outstanding of $21.6 million and $32.3 million, respectively, under a revolving credit facility (the "Facility"). The Facility accrued interest at variable rates based on the lender's base rate or LIBOR plus a percentage. The average rate of interest being charged under the Facility was 9.7% and 6.9% at July 31, 2000 and January 31, 2000, respectively. The interest rate increase was due to financial covenant defaults and resulting amendment to the Facility discussed below.

     Also, at July 31, 2000 and January 31, 2000, the Company had outstanding with a financial institution $15 million and $20 million, respectively, aggregate principal amount of Series A Senior Notes due June 13, 2003, as amended (the "Senior Notes"), bearing interest at 10.25% and 7.75%, respectively. The interest rate increase was due to financial covenant defaults and resulting amendment to the Senior Notes discussed below.

     At April 30, 2000 and January 31, 2000, the Company was not in compliance with certain financial covenants under its Facility and the Senior Notes. The Company obtained a series of waivers on its non-compliance with certain covenant requirements through June 12, 2000.

     Effective as of June 12, 2000, the Company entered into an amendment of the Facility and an amendment and restatement of the Note Purchase Agreement for the Senior Notes. As part of the amendments to the Facility and the Senior Notes, the combined borrowings are jointly collateralized on a pari passu basis by substantially all of the assets of the Company and its subsidiaries.

As of July 31, 2000 and through August 29, 2000, the Facility, as amended, allowed for maximum borrowings of up to $50 million. The aggregate amount outstanding under the Facility and the Senior Notes was limited to a borrowing base predicated on eligible inventory, as defined, and rental video assets, net. The Facility bore interest based on the lender's base rate plus 1.0% (base rate plus 1.75% on the amount in excess of the normal advance rate amount in the over-advance period) or LIBOR plus 2.50% (LIBOR plus 3.25% on the amount in excess of the normal advance rate amount in the over-advance period), at the Company's option. In addition, the Company was required to pay a quarterly commitment fee of 0.50% on the unused Facility amount. Borrowings under the Facility were limited to an advance rate of 55% of eligible inventory (eligible inventory is defined as 61.22% of inventory, net and 50% of rental video assets net of accumulated amortization) less the outstanding borrowings under the Senior Notes and any required rental reserve. The Facility provided for an increase in the advance rate to cover additional working capital requirements through the Christmas selling season. The advance rate increased to 65% of eligible inventory from August 1 through September 30, 2000 and 2001, respectively, and to 70% of eligible inventory from October 1 through December 31, 2000 and December 16, 2001, respectively (the over-advance periods). The Facility included revised covenants requiring the maintenance of specific financial ratios and minimum tangible net worth requirements. In addition, a covenant was added to the Facility requiring the Company's income before

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2000 and 1999

4. LONG-TERM DEBT (CONTINUED)

interest, taxes, depreciation and amortization (EBITDA) be at least equal to specified levels for future periods. Further, the Facility imposed certain restrictions with respect to indebtedness, dividend payments, investment and capital expenditures. The Facility was to expire on December 16, 2001.

     The Senior Notes, as amended, had a stated interest rate of 10.25% retroactive to March 13, 2000. The amended and restated Note Purchase Agreement evidencing the amended Senior Notes had financial covenants that are the same as those contained in the amended Facility including financial ratios, minimum adjusted net worth requirements and restrictions on indebtedness, investment, capital expenditures, and the payment of dividends.

     As of July 31, 2000, the Company believed it would be able to comply with the financial covenants relating to the amended Facility and the amended Senior Notes for the next twelve months; however, there could be no assurance of such compliance. The breach of any of the covenants contained in the amended Facility and the amended Senior Notes could result in a default under the amended Facility and the amended Senior Notes which could result in further advances under the Facility no longer being available and could enable the respective lenders to require immediate repayment of the borrowings including accrued interest under the agreements. If the lenders were to accelerate the repayment of borrowings including accrued interest, the Company could not be certain that its assets would be sufficient to repay such obligations. In addition, the ability of the Company to satisfy its capital requirements would be dependent upon the future financial performance of the Company, which in turn would be subject to general economic conditions and to financial issues and other factors, including factors beyond the Company's control. The amended Facility and the amended Senior Notes were guaranteed by each of the Company's three consolidated subsidiaries and were in part secured by first priority liens on all of the capital stock and substantially all of the assets of each subsidiary.

     On August 29, 2000, the Company entered into a three-year syndicated, secured Loan and Security Agreement (the "New Facility) with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. (the "Lenders"). The initial proceeds from the New Facility were used to prepay the total amounts outstanding under the Facility and the Senior Notes at August 29, 2000. The amount outstanding under the New Facility is limited by a borrowing base predicated on eligible inventory, as defined, and rental video and assets, net of accumulated depreciation and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the New Facility, less a $10 million availability reserve. The New Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at the Company's option. The borrowing base under the New Facility is limited to an advance rate of 65% of eligible inventory and rental video assets net of accumulated amortization less specifically defined reserves. The New Facility contains no financial covenants and requires a minimum availability of $10 million at all times. The New Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of the Company's three consolidated subsidiaries. The New Facility expires on August 29, 2003. At September 7, 2000, the Company had $31.4 million available under the New Facility. The long-term debt in the accompanying consolidated financial statements has been reclassified in accordance with the terms of the New Facility.

5. INCOME (LOSS) PER SHARE

     Options to purchase 1,907,154 shares of Common Stock at exercise prices ranging from $3.13 per share to $15.00 per share outstanding at July 31, 2000 and options to purchase 751,728 shares of Common Stock at exercise prices ranging from $5.34 per share to $15.00 per share outstanding at July 31, 1999 were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2000 and 1999

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

7. SUPPLEMENTAL CASH FLOW INFORMATION

     Cash payments for interest during the six months ended July 31, 2000 and 1999 totaled $1.9 million and $1.7 million, respectively. Cash payments for income taxes during the six months ended July 31, 2000 and 1999 were $0.3 million and $36,000, respectively.

     Non-cash financing activities during the six months ended July 31, 2000 includes the issuance of treasury stock to pay outside director fees of approximately $37,000. Non-cash financing activities during the six months ended July 31, 1999 includes the receipt of shares of the Company's common stock valued at $1.0 million relating to the exercise of stock options and the issuance of treasury stock to pay outside director fees of approximately $35,000.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2000 and 1999

8. SEGMENT DISCLOSURES

     The Company has two operating segments, retail stores and Internet operations. The Internet operations became a reportable segment in fiscal 1999. The Company's chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding the Company's retail stores and Internet operations for the three months and six months ended July 31, 2000 and 1999 is presented below.

    For the three months ended July 31, 2000:     Retail         Internet
    (Dollars in thousands)                        Stores        Operations        Total
                                                ----------      ----------      ----------

     Total revenue                              $  107,123      $       20      $  107,143

     Depreciation and amortization              $    7,728      $       69      $    7,797

     Operating loss                             $   (2,513)     $     (355)     $   (2,868)

     Total assets                               $  211,215      $    1,307      $  212,522

     Capital expenditures                       $    6,405      $      251      $    6,656


    For the three months ended July 31, 1999:     Retail         Internet
    (Dollars in thousands)                        Stores        Operations        Total
                                                ----------      ----------      ----------

     Total revenue                              $  102,409      $       29      $  102,438

     Depreciation and amortization              $    8,466      $       59      $    8,525

     Operating income (loss)                    $    2,967      $     (599)     $    2,368

     Total assets                               $  233,921      $      700      $  234,621

     Capital expenditures                       $   17,060      $       98      $   17,158


    For the six months ended July 31, 2000:       Retail         Internet
    (Dollars in thousands)                        Stores        Operations        Total
                                                ----------      ----------      ----------

     Total revenue                              $  217,602      $       36      $  217,638

     Depreciation and amortization              $   15,929      $      154      $   16,083

     Operating loss                             $   (1,889)     $     (805)     $   (2,694)

     Total assets                               $  211,215      $    1,307      $  212,522

     Capital expenditures                       $   11,809      $      251      $   12,060

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2000 and 1999

8. SEGMENT DISCLOSURES (CONTINUED)


    For the six months ended July 31, 2000:       Retail         Internet
    (Dollars in thousands)                        Stores        Operations        Total
                                                ----------      ----------      ----------

     Total revenue                              $  202,987      $       30      $  203,017

     Depreciation and amortization              $   13,384      $       75      $   13,459

     Operating income (loss)                    $    8,151      $     (714)     $    7,437

     Total assets                               $  233,921      $      700      $  234,621

     Capital expenditures                       $   29,935      $       98      $   30,033

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in the Report on Form 10-Q. The results of operations for the three month and six month periods ended July 31, 1999 have been restated as disclosed in the Company's annual report on Form 10-K for fiscal year 1999.

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

General

     The Company is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of July 31, 2000, the Company operated 143 superstores averaging 21,500 square feet in small to medium-sized markets located in 22 states, primarily in the Western and Midwestern United States. The Company also operated one college bookstore. Each of the superstores and the college bookstore is wholly owned by the Company and operates under the name of Hastings. The Company's e-commerce Web site, www.gohastings.com, became operational in May 1999.

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

                                                   Three Months Ended July 31,        Six Months Ended July 31,
                                                   ---------------------------       ---------------------------
                                                      2000             1999             2000             1999
                                                   ----------       ----------       ----------       ----------
Merchandise revenue                                      79.7%            80.1%            79.7%            80.2%
Rental video revenue                                     20.3             19.9             20.3             19.8
                                                   ----------       ----------       ----------       ----------
     Total revenues                                     100.0            100.0            100.0            100.0

Merchandise cost of revenue                              71.9             70.8             71.0             69.9
Rental video cost of revenue                             43.5             35.9             40.2             31.7
                                                   ----------       ----------       ----------       ----------
     Total cost of revenues                              66.2             63.8             64.8             62.4
                                                   ----------       ----------       ----------       ----------

     Gross profit                                        33.8             36.2             35.2             37.6

Selling, general and administrative expenses             36.5             33.3             36.5             33.6
Pre-opening expenses                                      0.0              0.6              0.0              0.4
                                                   ----------       ----------       ----------       ----------
                                                         36.5             33.9             36.5             34.0
                                                   ----------       ----------       ----------       ----------

Operating income (loss)                                  (2.7)             2.3             (1.3)             3.6

Other income (expense):
   Interest expense                                      (0.8)            (0.9)            (0.8)            (0.8)
   Other, net                                             0.1              0.1              0.1              0.0
                                                   ----------       ----------       ----------       ----------

     Income (loss) before income taxes                   (3.4)             1.5             (2.0)             2.8

Income tax expense (benefit)                             (1.3)             0.6             (0.8)             1.1
                                                   ----------       ----------       ----------       ----------

     Net income (loss)                                   (2.1)%            0.9%            (1.2)%            1.7%
                                                   ==========       ==========       ==========       ==========


         Summary of Superstore Activity

                                         Quarter Ended                Six Months Ended         Year Ended
                                    ------------------------     --------------------------    -----------
                                    July 31,       July 31,       July 31,       July 31,      January 31,
                                      2000           1999           2000           1999            2000
                                   ----------     ----------     ----------      ----------    -----------
Hastings Superstores:
Beginning number of stores                143            131            147             129            129
Openings                                   --              7             --               9             20
Closings                                   --             --             (4)             --             (2)
                                   ----------     ----------     ----------      ----------     ----------
Ending number of stores                   143            138            143             138            147
                                   ==========     ==========     ==========      ==========     ==========

THREE MONTHS ENDED JULY 31, 2000 COMPARED TO THREE MONTHS ENDED JULY 31, 1999:

     Revenues. For the three months ended July 31, 2000, total revenues increased $4.7 million, or 4.6%, to $107.1 million from $102.4 million during the three months ended July 31, 1999. The revenue growth consisted of a 4.1% increase in merchandise revenue and a 6.7% increase in rental video revenue. The increase in revenue was primarily due to the opening of 11 Hastings superstores subsequent to the second quarter of fiscal 1999. The categories of rental video, video games, and sale video lead other categories in revenue increases over last year.

     Gross Profit. Total gross profit as a percent of total revenue decreased for the three months ended July 31, 2000 to 33.8% compared to 36.2% for the same period last year. The decline is primarily due to rental video gross profit decreasing as a percent of rental video revenue from 64.1% to 56.5%. Contributing to this decrease was (i) an increase in rental video revenue sharing to total rental video revenue which has lower profit margins and (ii) the gross profit margin on traditional rental video was higher in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 2000, which resulted from higher than anticipated revenue from videocassettes purchased prior to January 31, 1999, for which the Company had recorded a pre-tax charge of $18.5 million in the fourth quarter of fiscal 1998, relating to the Company's change in method of amortization. In addition, higher than anticipated write down on non-returnable merchandise contributed to the decrease.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to 36.5% of total revenues for the three months ended July 31, 2000 from 33.9% for the same period last year. Accounting and legal fees associated with the accounting restatement, as described in Note 1 and in the Company's annual report on Form 10-K for fiscal 1999, contributed to the increase in SG&A. Amounts incurred during the three months ended July 31, 2000 for the restatement totaled approximately $2.3 million, or 2.2% of revenues and $0.12 per diluted share, net of tax. In addition, as a result of the Company's efforts to improve its inventory performance and reduce the investment in inventory, merchandise returns during the second quarter of fiscal 2000 exceeded the amount of merchandise returns during the second quarter of fiscal 1999 resulting in higher returns expense.

     Pre-opening Expenses. Pre-opening expenses were insignificant for the three months ended July 31, 2000, as the Company did not open any new superstores during the period. For the three months ended July 31, 1999, pre-opening expenses were $0.5 million or .6% of revenues. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

     Interest Expense. Interest expense was $0.9 million, or 0.8% of revenues, in the three months ended July 31, 2000, compared to $1.0 million, or 0.9% of revenues, in the three months ended July 31, 1999. Although a higher rate of interest was being charged under the Facility and Senior Notes during the second quarter of fiscal 2000 over 1999 because of the covenant defaults and resulting amendments to the Facility and the Senior Notes, the amount of interest expense was slightly less due to a decrease in the average amount of indebtedness outstanding for such comparable fiscal quarters.

SIX MONTHS ENDED JULY 31, 2000 COMPARED TO SIX MONTHS ENDED JULY 31, 1999:

     Revenues. For the six months ended July 31, 2000, total revenues increased $14.6 million, or 7.2%, to $217.6 million from $203.0 million during the six months ended July 31, 1999. The revenue growth consisted of a 6.5% increase in merchandise revenue and a 9.9% increase in rental video revenue. The increase in revenue was primarily due to a comparable store revenue growth of 0.6% and the opening of 10 Hastings superstores subsequent to the six months ended July 31, 1999. The categories of rental video, video games, sale video and music lead other categories in revenue increases over last year.

     Gross Profit. Total gross profit as a percent of total revenue decreased for the six months ended July 31, 2000 to 35.2% compared to 37.6% for the same period last year. The decline is primarily due to rental video gross profit decreasing as a percent of rental video revenue from 68.3% to 59.8%. Contributing to this decrease was (i) an increase in rental video revenue sharing to total rental video revenue which has lower profit margins and (ii) the gross profit margin on traditional rental video was higher in the first six months of fiscal 1999 as compared to the fist six months of fiscal 2000, which resulted from higher than anticipated revenue from videocassettes purchased prior to January 31, 1999, for which the Company had recorded a pre-tax charge of $18.5 million in the fourth quarter of fiscal 1998, relating to the Company's change in method of amortization. In addition, higher than anticipated writedowns during the second quarter of fiscal 2000 on non-returnable merchandise and higher product costs related to merchandise contributed to the decrease in gross profit.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to 36.5% of total revenues for the six months ended July 31, 2000 from 34.0% for the same period last year. As a result of the Company's efforts to improve its inventory performance and reduce the investment in inventory, merchandise returns during the first six months of fiscal 2000 exceeded the amount of merchandise returns during the first six months of fiscal 1999. The higher returns coupled with higher return fees incurred on return of music product resulted in higher returns expense. Secondly, accounting and legal fees associated with the accounting restatement, as described in Note 1 and in the Company's annual report on Form 10-K for fiscal 1999, contributed to the increase in SG&A. Amounts incurred during the first six months of fiscal 2000 for the restatement totaled approximately $2.7 million, or 1.2% of revenue and $0.14 per diluted share, net of tax. Finally, an increase in the costs associated with the operation of the Company's Internet segment during the first quarter of fiscal 2000 over 1999 contributed to the increase in SG&A.

     Pre-opening Expenses. Pre-opening expenses were insignificant for the six months ended July 31, 2000, as the Company did not open any new superstores during the period. For the six months ended July 31, 1999, pre-opening expenses were $0.7 million or 0.4% of revenues. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

     Interest Expense. Interest expense was $1.9 million, or 0.8% of revenues, in the six months ended July 31, 2000, compared to $1.8 million, or 0.8% of revenues, in the six months ended July 31, 1999. The increase was primarily due to a higher rate of interest being charged under the Facility and Senior Notes during the second quarter of fiscal 2000 over 1999 because of the covenant defaults and resulting amendments to the Facility and the Senior Notes, even though there was a decrease in the average outstanding indebtedness for such comparable periods.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements arise from purchasing, warehousing and merchandising inventory and rental videos, opening new superstores, expanding existing superstores, and funding the expansion of its Internet operations. The Company's primary sources of working capital are currently cash flows from operating activities, trade credit from vendors and borrowings from its Revolving Credit Facility (the "Facility"). Cash flow from operations was $22.3 million and $16.5 million, for the six months ended July 31, 2000 and 1999, respectively. Capital expenditures, including purchase of rental video assets, were $12.1 million and $30.0 million for the six months ended July 31, 2000 and 1999, respectively. Cash flows from financing activities for the comparable periods primarily resulted from borrowings made under the Facility. Net activity under the Facility resulted in net payments of $10.7 million for the six months ended July 31, 2000 and net borrowings of $17.0 million for the six months ended July 31, 1999, respectively.

     At July 31, 2000 and January 31, 2000, the Company had borrowings outstanding of $21.6 million and $32.3 million, respectively, under a revolving credit facility (the "Facility"). The Facility accrued interest at variable rates based on the lender's base rate or LIBOR plus a percentage. The average rate of interest being charged under the Facility was 9.7% and 6.9% at July 31, 2000 and January 31, 2000, respectively. The interest rate increase was due to financial covenant defaults and resulting amendment to the Facility discussed below.

     Also, at July 31, 2000 and January 31, 2000, the Company had outstanding with a financial institution $15 million and $20 million, respectively, aggregate principal amount of Series A Senior Notes due June 13, 2003, as amended (the "Senior Notes"), bearing interest at 10.25% and 7.75%, respectively. The interest rate increase was due to financial covenant defaults and resulting amendment to the Senior Notes discussed below.

     At April 30, 2000 and January 31, 2000, the Company was not in compliance with certain financial covenants under its Facility and the Senior Notes. The Company obtained a series of waivers on its non-compliance with certain covenant requirements through June 12, 2000.

     Effective as of June 12, 2000, the Company entered into an amendment of the Facility and an amendment and restatement of the Note Purchase Agreement for the Senior Notes. As part of the amendments to the Facility and the Senior Notes, the combined borrowings are jointly collateralized on a pari passu basis by substantially all of the assets of the Company and its subsidiaries.

     As of July 31, 2000 and through August 29, 2000, the Facility, as amended, allowed for maximum borrowings of up to $50 million. The aggregate amount outstanding under the Facility and the Senior Notes was limited to a borrowing base predicated on eligible inventory, as defined, and rental video assets, net. The Facility bore interest based on the lender's base rate plus 1.0% (base rate plus 1.75% on the amount in excess of the normal advance rate amount in the over-advance period) or LIBOR plus 2.50% (LIBOR plus 3.25% on the amount in excess of the normal advance rate amount in the over-advance period), at the Company's option. In addition, the Company was required to pay a quarterly commitment fee of 0.50% on the unused Facility amount. Borrowings under the Facility were limited to an advance rate of 55% of eligible inventory (eligible inventory is defined as 61.22% of inventory, net and 50% of rental video assets net of accumulated amortization) less the outstanding borrowings under the Senior Notes and any required rental reserve. The Facility provided for an increase in the advance rate to cover additional working capital requirements through the Christmas selling season. The advance rate increased to 65% of eligible inventory from August 1 through September 30, 2000 and 2001, respectively, and to 70% of eligible inventory from October 1 through December 31, 2000 and December 16, 2001, respectively (the over-advance periods). The Facility included revised covenants requiring the maintenance of specific financial ratios and minimum tangible net worth requirements. In addition, a covenant was added to the Facility requiring the Company's income before interest, taxes, depreciation and amortization (EBITDA) be at least equal to specified levels for future periods. Further, the Facility imposed certain restrictions with respect to indebtedness, dividend payments, investment and capital expenditures. The Facility was to expire on December 16, 2001.

     The Senior Notes, as amended, had a stated interest rate of 10.25% retroactive to March 13, 2000. The amended and restated Note Purchase Agreement evidencing the amended Senior Notes had financial covenants that are the same as those contained in the amended Facility including financial ratios, minimum adjusted net worth requirements and restrictions on indebtedness, investment, capital expenditures, and the payment of dividends.

     As of July 31, 2000, the Company believed it would be able to comply with the financial covenants relating to the amended Facility and the amended Senior Notes for the next twelve months; however, there could be no assurance of such compliance. The breach of any of the covenants contained in the amended Facility and the amended Senior Notes could result in a default under the amended Facility and the amended Senior Notes which could result in further advances under the Facility no longer being available and could enable the respective lenders to require immediate repayment of the borrowings including accrued interest under the agreements. If the lenders were to accelerate the repayment of borrowings including accrued interest, the Company could not be certain that its assets would be sufficient to repay such obligations. In addition, the ability of the Company to satisfy its capital requirements would be dependent upon the future financial performance of the Company, which in turn would be subject to general economic conditions and to financial issues and other factors, including factors beyond the Company's control. The amended Facility and the amended Senior Notes were guaranteed by each of the Company's three consolidated subsidiaries and were in part secured by first priority liens on all of the capital stock and substantially all of the assets of each subsidiary.

     On August 29, 2000, the Company entered into a three-year syndicated secured Loan and Security Agreement (the "New Facility) with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. (the "Lenders"). The proceeds from the New Facility were primarily used to prepay the total amounts outstanding under the Facility and the Senior Notes at August 29, 2000. The amount outstanding under the New Facility is limited by a borrowing base predicated on eligible inventory, as defined, and rental video and assets, net of accumulated depreciation and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the New Facility, less a $10 million availability reserve. The New Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at the Company's option. The borrowing base under the New Facility is limited to an advance rate of 65% of eligible inventory and rental video assets net of accumulated amortization less specifically defined reserves. The New Facility contains no financial covenants and requires a minimum availability of $10 million at all times. The New Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of the Company's three consolidated subsidiaries. The New Facility expires on August 29, 2003. At September 7, 2000, the Company had $31.4 million available under the New Facility. The long-term debt in the accompanying consolidated financial statements has been reclassified in accordance with the terms of the New Facility.

     The Company's primary sources of liquidity are, currently, cash flows from operating activities and borrowings under the Facility. As of September 7, 2000, $38.6 million was borrowed under the New Facility. The Company believes that, based on current and anticipated financial performance, cash flows from operating activities and borrowings under the New Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and required principal and interest payments under New Facility. The ability of the Company to satisfy its capital requirements will be dependent upon future financial performance of the Company, which in turn is subject to general economic conditions and to financial issues and other factors, including factors beyond the Company's control.

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

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" that impacts the Company's accounting treatment and/or its disclosure obligations. The statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement, as amended, will be adopted in the first quarter of fiscal 2001. The adoption of SFAS No. 133 is not expected to have a material impact on the Company.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation - an Interpretation of APB Opinion No. 25" ("FIN 44"). Among other issues, this interpretation clarifies the definition of employee for purposes of applying APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequence of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occurred after either December 15, 1998, or January 12, 2000. Management believes that FIN 44 will not have a material effect on the financial position or the results of operations of the Company.

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

    The Company does not believe that inflation has materially impacted net income (loss) during the past three years. Substantial increases in costs and expenses could have a significant impact on the Company's operating results to the extent such increases are not passed along to customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of its business, the Company is exposed to certain market risks, primarily changes in interest rates. The Company's exposure to interest rate risk consists of variable rate debt, at the Company's option, based on the lender's base rate or LIBOR plus a specified percentage. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the July 31, 2000 outstanding balance of the variable rate debt would be approximately $0.2 million. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on the Company's financial position, results of operations or cash flows for the next fiscal year. The Company is not party to any derivative or interest rate hedging contracts.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

     In the Company's annual report on Form 10-K filed with the Securities and Exchange Commission, the Company discussed legal proceedings regarding certain shareholder complaints. There have been no material developments in these proceedings during the first quarter of fiscal year 2000 other than as set forth in the Company's annual report on Form 10-K. For a description of the legal proceedings applicable under this item, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     At April 30, 2000, January 31, 2000 and at various prior quarters, the Company was not in compliance with certain financial covenants under its Facility and the Senior Notes including Fixed Coverage Ratio, Minimum Tangible Net Worth, Funded Debt to Adjusted EBITDA, Adjusted Net Worth and Fixed Charges Coverage Ratio. The Company obtained a series of waivers on its non-compliance with certain covenant requirements through June 12, 2000. An amendment to the Facility and an amended and restated Senior Note Agreement were executed on June 12, 2000 including revised covenant requirements. For a description of the amended agreements applicable under this item, reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in this report.

     On August 29, 2000, the Company entered into a three-year syndicated secured Loan and Security Agreement (the "New Facility) with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. (the "Lenders"). The proceeds from the New Facility were primarily used to prepay the total amounts outstanding under the Facility and the Senior Notes at August 29, 2000. The amount outstanding under the New Facility is limited by a borrowing base predicated on eligible inventory, as defined, and rental video and assets, net of accumulated depreciation and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the New Facility, less a $10 million availability reserve. The New Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at the Company's option. The borrowing base under the New Facility is limited to an advance rate of 65% of eligible inventory and rental video assets net of accumulated amortization less specifically defined reserves. The New Facility contains no financial covenants and requires a minimum availability of $10 million at all times. The New Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of the Company's three consolidated subsidiaries. The New Facility expires on August 29, 2003. At September 7, 2000, the Company had $31.4 million available under the New Facility. The long-term debt in the accompanying consolidated financial statements has been reclassified in accordance with the terms of the New Facility.

ITEM 5. OTHER INFORMATION

     The Company's Common Stock began trading on The Nasdaq National Market (Nasdaq) on June 12, 1998 under the symbol "HAST." On May 18, 2000, the Company was notified by Nasdaq that its Common Stock would be delisted on May 30, 2000 unless the Company's fiscal 1999 Form 10-K, the filing of which was delayed pending completion of the accounting restatements described herein, was filed with the Securities and Exchange Commission by May 25, 2000. Under Nasdaq rules, the Company requested, and was subsequently granted, an oral hearing with the appropriate Nasdaq panel. The hearing was scheduled for June 22, 2000. On June 20, 2000, as a result of the Company's filing of the fiscal 1999 Form 10-K, the Company was notified by Nasdaq of the cancellation of the hearing and withdrawal of the delisting notice.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Listing of Exhibits

10.27 Loan and Security Agreement dated August 29, 2000 between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

27       Financial Data Schedule for the Three Months Ended July 31, 2000.

27.1     Restated Financial Data Schedule for the Three Months Ended July 31,
         1999.

b. No report on Form 8-K was filed by the registrant during the quarter of the fiscal year for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant and as registrant's principal financial and accounting officer, thereunto duly authorized:


                                        HASTINGS ENTERTAINMENT, INC.


DATE:  September 14, 2000               By: /s/ Gaines L. Godfrey
                                            ---------------------
                                             Gaines L. Godfrey
                                             Senior Vice President, Chief
                                               Financial Officer
                                             (Principal Financial and Accounting
                                               Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION
------            -----------

10.27             Loan and Security Agreement dated August 29, 2000 between
                  Hastings Entertainment, Inc. and Fleet Retail Finance, Inc.,
                  Agent.

27                Financial Data Schedule for the Three Months Ended July 31,
                  2000.

27.1              Restated Financial Data Schedule for the Three Months Ended
                  July 31, 1999.