Form 10-Q
period 2000-10-31
HASTINGS ENTERTAINMENT INC
filed 2000-12-15
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2000

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

Number of shares outstanding of the registrant's common stock, as of December 10, 2000:

                    Class                  Shares Outstanding
--------------------------------------     ------------------
Common Stock, $.01 par value per share        11,642,644

                          HASTINGS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
      FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2000

                                      INDEX


                                                                                              PAGE
                                                                                              ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of October 31, 2000 (Unaudited) and
              January 31, 2000                                                                  3

              Unaudited Consolidated Statements of Operations for the Three Months and
              Nine Months Ended October 31, 2000 and 1999                                       4

              Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended
              October 31, 2000 and 1999                                                         5

              Notes to the Unaudited Consolidated Financial Statements                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                        16

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                       23

PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders                              24

     Item 6.  Exhibits and Reports on Form 8-K                                                 25

SIGNATURE PAGE                                                                                 26

INDEX TO EXHIBITS                                                                              27

                                     PART 1


ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                      October 31, 2000 and January 31, 2000
                    (Dollars in thousands, except par value)

                                                                                     OCTOBER 31,       JANUARY 31,
                                                                                         2000             2000
                                                                                     -----------       -----------
                                                                                     (UNAUDITED)
                                    ASSETS
Current assets:
     Cash                                                                             $   5,139         $   7,026
     Merchandise inventories, net                                                       146,356           152,065
     Income taxes receivable                                                              7,763             6,272
     Deferred income taxes                                                                   --               656
     Other current assets                                                                 4,293             4,968
                                                                                      ---------         ---------
          Total current assets                                                          163,551           170,987
Property and equipment, net of accumulated depreciation
   of $113,346 and $112,730, respectively                                                67,334            73,242
Deferred income taxes                                                                     4,162             3,026
Other assets                                                                                 12               678
                                                                                      ---------         ---------
                                                                                      $ 235,059         $ 247,933
                                                                                      =========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities on long-term debt                                             $     140         $   5,372
     Trade accounts payable                                                              77,777            66,568
     Accrued expenses and other current liabilities                                      30,800            31,752
     Deferred income taxes                                                                  232                --
                                                                                      ---------         ---------
          Total current liabilities                                                     108,949           103,692
Long term debt, excluding current maturities                                             44,529            48,888
Other liabilities                                                                         6,169             5,262

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued               --                --
     Common stock, $.01 par value; 75,000,000 shares authorized;
        11,736,923 shares issued; 11,642,644 and 11,623,962 shares outstanding
        at October 31, 2000 and January 31, 2000, respectively                              117               117
     Additional paid-in capital                                                          37,250            37,402
     Retained earnings                                                                   39,172            53,951
     Treasury stock, at cost                                                             (1,127)           (1,379)
                                                                                      ---------         ---------
                                                                                         75,412            90,091
Commitments and contingencies                                                                --                --
                                                                                      ---------         ---------
                                                                                      $ 235,059         $ 247,933
                                                                                      =========         =========



   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
          Three Months and Nine Months ended October 31, 2000 and 1999
                      (In thousands, except per share data)

                                                   THREE MONTHS ENDED OCTOBER 31,      NINE MONTHS ENDED OCTOBER 31,
                                                   ------------------------------      -----------------------------
                                                      2000                1999            2000               1999
                                                   ----------         -----------      ----------         ----------
Merchandise revenue                                 $  81,193         $  81,219         $ 254,688         $ 244,073
Rental video revenue                                   19,200            19,642            63,343            59,805
                                                    ---------         ---------         ---------         ---------
     Total revenues                                   100,393           100,861           318,031           303,878

Merchandise cost of revenue                            63,836            58,219           194,489           174,471
Rental video cost of revenue                            9,284             9,242            27,026            21,978
                                                    ---------         ---------         ---------         ---------
     Total cost of revenues                            73,120            67,461           221,515           196,449
                                                    ---------         ---------         ---------         ---------

     Gross profit                                      27,273            96,516           107,429
                                                                                                             33,400

Selling, general and administrative expenses           38,409            35,999           110,343           101,875
Pre-opening expenses                                      119               801               123             1,518
                                                    ---------         ---------         ---------         ---------

Operating income (loss)                               (11,255)           (3,400)          (13,950)            4,036

Other income (expense):
  Interest expense                                       (821)           (1,026)           (2,671)           (2,802)
  Other, net                                               49                44               156               139
                                                    ---------         ---------         ---------         ---------

     Income (loss)  before income taxes               (12,027)           (4,382)          (16,465)            1,373

Income tax expense (benefit)                               --            (1,646)           (1,686)              545
                                                    ---------         ---------         ---------         ---------

     Net income (loss)                              $ (12,027)        $  (2,736)        $ (14,779)        $     828
                                                    =========         =========         =========         =========

Basic income (loss) per share                       $   (1.03)        $   (0.24)        $   (1.27)        $    0.08
                                                    =========         =========         =========         =========

Diluted income (loss) per share                     $   (1.03)        $   (0.24)        $   (1.27)        $    0.08
                                                    =========         =========         =========         =========

Weighted average number of common shares
outstanding--basic                                     11,643            11,552            11,638            10,060
Dilutive effect of stock options                           --                --                --               140
                                                    ---------         ---------         ---------         ---------
Weighted average number of common shares
outstanding--diluted                                   11,643            11,552            11,638            10,200
                                                    =========         =========         =========         =========



   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
          Three Months and Nine Months Ended October 31, 2000 and 1999
                             (Dollars in thousands)


                                                                         NINE MONTHS ENDED OCTOBER 31,
                                                                         -----------------------------
                                                                            2000               1999
                                                                         ----------         ----------
      Cash flows from operating activities:
     Net income (loss)                                                    $ (14,779)        $     828
     Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
               Depreciation and amortization                                 23,761            22,509
               Loss on rental videos lost, stolen and defective               1,885             3,684
               Loss on disposal of non-rental video assets                      523               618
               Deferred income tax                                             (247)              309
               Non cash compensation                                            101                36
               Changes in operating assets and liabilities:
                    Merchandise inventory                                     5,709           (12,265)
                    Other current assets                                        675              (788)
                    Trade accounts payable and accrued expenses              10,257             5,889
                     Income taxes receivable                                 (1,491)              831
                    Other assets and liabilities, net                         1,571             1,099
                                                                          ---------         ---------
                         Net cash provided by operating activities           27,965            22,750
                                                                          ---------         ---------

Cash flows from investing activities:
     Purchases of property and equipment                                    (20,261)          (39,708)
                                                                          ---------         ---------
                         Net cash used in investing activities              (20,261)          (39,708)
                                                                          ---------         ---------

Cash flows from financing activities:
     Borrowings under revolving credit facility                             156,072           175,550
     Repayments under revolving credit facility                            (160,443)         (155,450)
     Payments under long-term debt and capital lease obligations             (5,220)           (4,924)
     Purchase of treasury stock                                                                    68
     Additional Paid in Capital                                                  --               (16)
                                                                          ---------         ---------
                         Net cash provided by (used in)
                           financing activities                              (9,591)           15,228
                                                                          ---------         ---------

Net decrease in cash and cash equivalents                                    (1,887)           (1,730)
Cash at beginning of period                                                   7,026             5,394
                                                                          ---------         ---------
Cash and cash equivalents at end of period                                $   5,139         $   3,664
                                                                          =========         =========



   See accompanying Notes to the Unaudited Consolidated Financial Statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                            October 31, 2000 and 1999

1. BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments except as described in Note 9 contained herein, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year 1999. The results for the three month and nine month periods ended October 31, 1999 have been restated as disclosed in the Company's annual report on Form 10-K for fiscal year 1999 and Note 9 herein.

     Certain prior-year amounts have been reclassified to conform to the presentation used for the current year including a reclassification related to the total cost associated with the return of inventory as a cost of revenue instead of selling, general and administrative expenses, where these costs had been shown in previous filings. These costs include operational costs of the Company's return center, vendor return and handling fees, freight and variances in cost received for product returned to the vendor.

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

3. STORE CLOSING RESERVES

     From time to time and in normal course of business, the Company evaluates its store base to determine if a need to close a store(s) is present. Management will evaluate, among other factors, current and future profitability, market trends, age of store and lease status and utilizes FAS 121 to determine impairment in making the proper closure decisions and estimates.

     In the fourth quarter of fiscal 1999 the Company recorded charges related to the closing of five stores, all of which were closed in the first quarter of 2000. For these stores, a charge of approximately $0.4 million was recorded during the three months ended October 31, 2000 as the Company reduced the sublease term estimate on one of the properties. Additionally during the third quarter of fiscal 2000 the Company identified two additional stores for closure resulting in third quarter of 2000 charges of $2.8 million relating to the net present value of minimum lease payments. The following table provides a rollforward of reserves that were established for these charges. (dollars in thousands)

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                            October 31, 2000 and 1999


                                                ADDITIONS CHARGED
                            JANUARY 31, 2000   TO COST AND EXPENSE        CASH OUTLAYS     OCTOBER 31, 2000
                            ----------------   -------------------        ------------     ----------------
Future lease payments (1)        $ 2,500             $ 3,157                $  (792)            $ 4,865
Other costs                          300                  17                   (317)                 --
                                 -------             -------                -------             -------
                                 $ 2,800             $ 3,174                $(1,109)            $ 4,865
                                 =======             =======                =======             =======


(1) Reserve balances are included as a component of accrued expenses and other current liabilities and other liabilities.

     In connection with the store closings, the Company established a reserve for the net present value of future minimum lease payments. Costs are being charged against the reserve as incurred and the interest component related to lease payments is recorded as rent expense. Payments during the next five years that are to be charged against the reserve are expected to be approximately $1.0 million per year. Other costs were charged against the reserve in the first three quarters of 2000 as incurred.

4. LONG-TERM DEBT

     Long-term debt and capitalized lease obligations consisted of the following (dollars in thousands):

                                       OCTOBER 31, 2000  JANUARY 31, 2000
                                       ----------------  ----------------
     Revolving credit facility              $43,280          $32,250
     Series A senior notes                       --           20,000
     Capitalized lease obligations            1,389            1,492
     Other                                       --              518
                                            -------          -------

                                             44,669          54,260
             Less current maturities            140           5,372
                                            -------         -------

                                            $44,529         $48,888
                                            =======         =======

     On August 29, 2000, the Company entered into a three-year syndicated, secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. (the "New Facility"). The initial proceeds from the New Facility were used to prepay the total amounts outstanding under a revolving credit facility, (the "Facility"), with Bank of America and a consortium of banks and Series A Senior Notes, (the "Senior Notes") with a financial institution. The amount outstanding under the New Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the New Facility, less a $10 million availability reserve. The New Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at the Company's option. The average rate of interest being charged under the New Facility was 9.2% at October 31, 2000. The borrowing base under the New Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves. The New Facility contains no financial covenants and requires a minimum availability of $10 million at all times. The New Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of the Company's three consolidated subsidiaries. The New Facility expires on August 29, 2003. At December 11, 2000, the Company had $28.3 million available, after the $10 million availability reserve, under the New Facility.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                            October 31, 2000 and 1999


5. INCOME (LOSS) PER SHARE

     Options to purchase 1,576,350 shares of Common Stock outstanding at October 31, 2000 and options to purchase 1,047,444 shares of Common Stock outstanding at October 31, 1999 were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

6. LITIGATION AND CONTINGENCIES

     On March 7, 2000, the Company announced that its fourth quarter and fiscal 1999 results (and the previous four fiscal years' results) would be negatively impacted by certain accounting adjustments. Following the Company's initial announcement in March 2000 of the requirement for the accounting restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to and consolidated in the Amarillo Division of the Northern District. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933.

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

7. SUPPLEMENTAL CASH FLOW INFORMATION

     Non-cash financing activities during the nine months ended October 31, 2000 includes the issuance of treasury stock to pay outside director fees of approximately $37,000. Non-cash financing activities during the nine months ended October 31, 1999 includes the receipt of shares of the Company's common stock valued at $1.0 million relating to the exercise of stock options and the issuance of treasury stock to pay outside director fees of approximately $36,000.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                            October 31, 2000 and 1999

8. SEGMENT DISCLOSURES

     The Company has two operating segments, retail stores and Internet operations. The Internet operations became a reportable segment in fiscal 1999. The Company's chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding the Company's retail stores and Internet operations for the three months and nine months ended October 31, 2000 and 1999 is presented below.

    For the three months ended October 31, 2000:          Retail           Internet
    (Dollars in thousands)                                Stores          Operations           Total
                                                         ---------        ----------         ---------
    Total revenue                                        $ 100,378         $      15         $ 100,393

    Depreciation and amortization                        $   7,572         $     106         $   7,678

    Operating loss                                       $ (10,799)        $    (456)        $ (11,255)
    Interest expense                                     $    (821)        $      --         $    (821)
    Other income                                         $      49         $      --         $      49

    Loss before taxes                                    $ (11,571)        $    (456)        $ (12,027)

    Total assets                                         $ 233,828         $   1,231         $ 235,059

    Capital expenditures                                 $   8,030         $     171         $   8,201


    For the three months ended October 31, 1999:      Retail           Internet
    (Dollars in thousands)                            Stores          Operations          Total
                                                    ---------         ----------        ---------
    Total revenue                                   $ 100,810         $      51         $ 100,861

    Depreciation and amortization                   $   8,963         $      87         $   9,050

    Operating loss                                  $  (2,864)        $    (536)        $  (3,400)
    Interest expense                                $  (1,026)               --         $  (1,026)
    Other income                                    $      44         $      --         $      44

    Loss before taxes                               $  (3,846)        $    (536)        $  (4,382)

    Total assets                                    $ 256,813             1,224         $ 258,037

    Capital expenditures                            $  12,001               631         $  12,632

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                            October 31, 2000 and 1999

8. SEGMENT DISCLOSURES (CONTINUED)

    For the Nine months ended October 31, 2000:        Retail           Internet
    (Dollars in thousands)                             Stores          Operations          Total
                                                     ---------         ----------        ---------
    Total revenue                                    $ 317,980         $      51         $ 318,031

    Depreciation and amortization                    $  23,501         $     260         $  23,761

    Operating loss                                   $ (12,690)        $  (1,260)        $ (13,950)
    Interest expense                                 $  (2,671)        $      --         $  (2,671)
    Other income                                     $     156         $      --         $     156

    Loss before taxes                                $ (15,205)        $  (1,260)        $ (16,465)

    Total assets                                     $ 233,828         $   1,231         $ 235,059

    Capital expenditures                             $  19,839         $     422         $  20,261


    For the Nine months ended October 31, 1999:          Retail         Internet
    (Dollars in thousands)                               Stores        Operations            Total
                                                      -----------     -----------        ------------
    Total revenue                                     $   303,797     $        81        $    303,878

    Depreciation and amortization                     $    22,347     $       162        $     22,509

    Operating income (loss)                           $     5,286     $   (1,250)        $      4,036
    Interest expense                                  $   (2,802)     $        --        $    (2,802)
    Other income                                      $       139     $        --        $        139

    Income (loss) before taxes                        $     2,623     $   (1,250)        $      1,373

    Total assets                                      $   256,806     $     1,231        $    258,037

    Capital expenditures                              $    41,936     $       729        $     42,665

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                            October 31, 2000 and 1999

9. FISCAL 1999 AND 1998 INTERIM FINANCIAL RESULTS (UNAUDITED)

     Accounting Restatement (the "Restatement "). As described in the Company's annual report on Form 10-K, on March 7, 2000, the Company announced that its fourth quarter and fiscal 1999 results (and the previous four fiscal years' results) would be negatively impacted by certain accounting adjustments. The effects on the previously reported net income for the first three quarters of fiscal 1999, fiscal 1998, fiscal 1997, and the fiscal years prior to fiscal 1997 amounted to decreases of $0.7 million, $4.8 million, $3.5 million and $16.3 million, respectively.

     Prior to the March 7, 2000 announcement, the Company determined that a portion of merchandise receipts had not been properly entered into the inventory system. As a result, the Company's accounting system did not completely capture certain merchandise cost of revenues specifically relating to shrinkage, and that merchandise cost of revenue had been understated for the periods noted above.

     The Company uses accounts payable clearing accounts that, in part, are based upon a process of matching vendor invoices to receipt transactions generated when merchandise is physically received. Clearing accounts are established by store to record inventory received until matched with vendor invoices. Once an invoice is matched with a receipt, the invoice is transferred from the accounts payable clearing account to trade accounts payable and is paid in accordance with the vendor's terms. Depending on the time of the year, over 100,000 invoices ($30 to $50 million) are processed through the individual store clearing accounts each month and in any fiscal year referenced above, merchandise receipts totaled between $250 million and $300 million. Greater than 95% of the receipts were processed correctly; however, between 1% and 5% of total receipts per year, were not captured and accounted for appropriately due to imprecise system design that did not capture exceptions to the receiving process.

     Although the Company believed that internal controls and procedures in place during the periods referenced above provided accurate financial statements, it was determined during the fourth quarter of fiscal 1999 that the reliance on these controls and procedures to capture the exceptions noted above was not warranted. The Company had, over time, developed a proprietary accounting software system for the accounts payable process as well as the inventory control system. The Company determined its accounting systems did not capture those exceptions where inventory receipts were not recorded or did not precisely match vendor invoices nor facilitate the proper reconciliation of the Company's accounts payable clearing accounts. Accounting system enhancements identified the errors in the Company's controls and processes and the impact upon the Company's financial statements. The Company has implemented changes in both its accounts payable and inventory control systems relating to (i) timely reconciliation, (ii) effective communication, (iii) management review, (iv) training for both store level and corporate personnel, and (v) modification of systems to correct the errors and to ensure that the Company's merchandise cost of revenue is properly stated.

     Collectively, the accounts payable clearing account adjustment aggregated $24.1 million pre-tax. In addition, the Company recorded adjustments totaling $7.4 million pre-tax including: (i) $5.8 million pre-tax to properly account for certain cost of inventory returned to vendors primarily wherein credit from those vendors was denied; (ii) $0.7 million to correct an accrual for benefit expense; (iii) $0.7 million to reconcile prior period balances of certain liability accounts; and (iv) $0.2 million to adjust certain prior period accruals and reserve accounts.

     After-tax charges/(benefits) to income relating to the Restatement of ($1.0) million or ($0.08) per diluted common share, $1.2 million or $0.10 per diluted common share, and $0.5 million or $0.04 per common share were included in the three months ended April 30, 1999, three months ended July 31, 1999 and the three months ended October 31, 1999, respectively.

     Quarterly statements for fiscal 1999 as presented in Form 10-Qs for the first, second and third quarters of fiscal 2000 reflect restated amounts. Additional summary of the impact of the Restatement on fiscal 1999 and 1998 and the respective quarters are presented below:

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                            October 31, 2000 and 1999


9. FISCAL 1999 AND 1998 INTERIM FINANCIAL RESULTS (UNAUDITED) (CONTINUED)

FISCAL 1999:                                                                      QUARTER
                                                      ------------------------------------------------------------------
Dollars in thousands, except per share data              First           Second             Third              Fourth
                                                      -----------      -----------       -----------         -----------
                                                      As Restated      As Restated       As Restated
Total revenues                                          $ 100,579        $ 102,438         $ 100,861         $   143,277
Total cost of revenues (a)
                                                           63,432           65,556            67,461             102,026
Selling, general and administrative expenses (b)
                                                           31,864           33,917            35,955              45,285
Development and pre-opening expenses
                                                              178              538               801                 163
Operating income (loss)
                                                            5,105            2,427            (3,356)             (4,197)
Interest and other expense, net
                                                              822              955             1,026                 700
Income (loss) before taxes
                                                            4,283            1,472            (4,382)             (4,897)
Income tax expense (benefit)
                                                            1,585              606            (1,646)             (1,904)
Net income (loss)                                           2,698              866            (2,736)             (2,993)

Basic income (loss) per share                           $    0.23        $    0.07         $   (0.24)        $     (0.26)
Diluted income (loss) per share                         $    0.23        $    0.07         $   (0.24)        $     (0.26)


FISCAL 1998:                                                                    QUARTER
                                                   -----------------------------------------------------------------
Dollars in thousands, except per share data           First            Second           Third              Fourth
                                                   -----------      -----------      -----------         -----------
                                                   As Restated      As Restated      As Restated         As Restated
Total revenues                                      $  89,882        $  91,187         $  91,622         $   126,472
Total cost of revenues (c)
                                                       57,904           60,155            62,115             101,287
Selling, general and administrative expenses
                                                       27,809           28,959            30,289              33,084
Development and pre-opening expenses
                                                          159              611               647                  57
Operating income (loss)
                                                        4,010            1,462            (1,429)             (7,956)
Interest and other expense, net
                                                        1,199              955               746                 595
Gain on sale of mall stores (d)
                                                           --               --                --                 454
Income (loss) before taxes
                                                        2,811              507            (2,175)             (8,097)
Income tax expense (benefit)                            1,077              217              (831)             (3,112)
Net income (loss)
                                                        1,734              290            (1,344)             (4,985)

Basic income (loss) per share                       $    0.20        $    0.03         $   (0.12)        $     (0.43)
Diluted income (loss) per share                     $    0.20        $    0.03         $   (0.12)        $     (0.43)

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

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                            October 31, 2000 and 1999

9. FISCAL 1999 AND 1998 INTERIM FINANCIAL RESULTS (UNAUDITED) (CONTINUED)

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

       The effects of the adjustments on the previously reported results of operations for the first three quarters of fiscal 1999 are as follows:

                                                                                QUARTER
FISCAL 1999:                                                   ------------------------------------------
Dollars in thousands, except per share data                      First           Second            Third
                                                               --------         --------         --------
Total cost of revenue:
     As previously reported                                    $ 64,964         $ 63,669         $ 66,717
     Adjustments:
     Cost of merchandise returns to vendors                        (536)             181             (547)
      Shrinkage expense                                            (567)             954            1,311
      Inventory costing                                            (430)             752              (20)
                                                               --------         --------         --------
      As restated                                              $ 63,431         $ 65,556         $ 67,461
                                                               ========         ========         ========


Operating income (loss):
     As previously reported                                    $  3,572         $  4,314         $ (2,612)
     Adjustments                                                  1,533           (1,887)            (744)
                                                               --------         --------         --------
     As restated                                               $  5,105         $  2,427         $ (3,356)
                                                               ========         ========         ========

Income (loss) before taxes:
     As previously reported                                    $  2,750         $  3,359         $ (3,638)
     Adjustments                                                  1,533           (1,887)            (744)
                                                               --------         --------         --------
     As restated                                               $  4,283         $  1,472         $ (4,382)
                                                               ========         ========         ========

Income tax expense (benefit):
     As previously reported                                    $  1,045         $  1,271         $ (1,384)
     Adjustments                                                    540             (665)            (262)
                                                               --------         --------         --------
     As restated                                               $  1,585         $    606         $ (1,646)
                                                               ========         ========         ========

Net income (loss):
 As previously reported                                        $  1,705         $  2,088         $ (2,254)
  Adjustments                                                       993           (1,222)            (482)
                                                               --------         --------         --------
 As restated                                                   $  2,698         $    866         $ (2,736)
                                                               ========         ========         ========

Basic income (loss) per share:
   As previously reported                                      $   0.15         $   0.18         $  (0.19)
   Adjustments                                                     0.08            (0.11)           (0.05)
                                                               --------         --------         --------
   As restated                                                 $   0.23         $   0.07         $  (0.24)
                                                               ========         ========         ========

Diluted income (loss) per share:
   As previously reported                                      $   0.15         $   0.18         $  (0.19)
   Adjustments                                                     0.08            (0.11)           (0.05)
                                                               --------         --------         --------
   As restated                                                 $   0.23         $   0.07         $  (0.24)
                                                               ========         ========         ========

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
            Notes to the Unaudited Consolidated Financial Statements
                            October 31, 2000 and 1999

9. INTERIM FINANCIAL RESULTS (UNAUDITED) (CONTINUED)

     Restatement adjustments that significantly impact the Company's operating results for fiscal 1998 include certain revenues, costs and expenses that were not properly recorded (principally related to the timing of gift certificate revenue recognition, shrinkage expense, cost of merchandise returns and inventory costing recorded in cost of revenue and the timing of the reversal of the recognition of the loss on sale of mall stores). The impact of the adjustments to previously reported results of operations for the fiscal 1998 quarters is as follows:

                                                                                          QUARTER
FISCAL 1998:                                                  ---------------------------------------------------------------
Dollars in thousands, except per share data                      First            Second            Third           Fourth
                                                              -----------      -----------       -----------      -----------
                                                              As restated      As restated       As restated      As restated
Total revenues:
     As previously reported                                   $  89,387         $  91,187         $  91,622         $ 126,472
     Adjustment:
     Timing of gift certificate revenue recognition                 495                --                --                --
                                                              ---------         ---------         ---------         ---------
     As restated                                              $  89,882         $  91,187         $  91,622         $ 126,472
                                                              =========         =========         =========         =========

Total cost of revenue:
     As previously reported                                   $  58,281         $  57,685         $  57,756         $ 100,433
     Adjustments:
     Cost of merchandise returns to vendors                      (1,074)            1,389             2,323             2,129
     Shrinkage expense                                            1,114               437             2,006              (874)
     Inventory costing                                             (417)              644                30              (401)
                                                              ---------         ---------         ---------         ---------
     As restated                                              $  57,904         $  60,155         $  62,115         $ 101,287
                                                              =========         =========         =========         =========


Operating income (loss):
     As previously reported                                   $   3,138         $   3,932         $   2,930         $  (7,102)
     Adjustments                                                    872            (2,470)           (4,359)             (854)
                                                              ---------         ---------         ---------         ---------
    As restated                                               $   4,010         $   1,462         $  (1,429)        $  (7,956)
                                                              =========         =========         =========         =========

Gain on sale of mall stores
     As previously reported                                   $      --         $      --         $      --         $   1,454
     Adjustments:
     Recognition  of gain on mall stores                             --                --                --            (1,000)
                                                              ---------         ---------         ---------         ---------
     As restated                                              $      --         $      --         $      --         $     454
                                                              =========         =========         =========         =========

Income (loss) before taxes:
    As previously reported                                    $   1,939         $   2,977         $   2,184         $  (6,243)
    Adjustments                                                     872            (2,470)           (4,359)           (1,854)
                                                              ---------         ---------         ---------         ---------
    As restated                                               $   2,811         $     507         $  (2,175)        $  (8,097)
                                                              =========         =========         =========         =========

Income tax expense (benefit):
    As previously reported                                    $     737         $   1,179         $     866         $  (2,390)
    Adjustments                                                     340              (962)           (1,697)             (722)
                                                              ---------         ---------         ---------         ---------
    As restated                                               $   1,077         $     217         $    (831)        $  (3,112)
                                                              =========         =========         =========         =========

Net income (loss):
    As previously reported                                    $   1,202         $   1,798         $   1,318         $  (3,853)
    Adjustments                                                     532            (1,508)           (2,662)           (1,132)
                                                              ---------         ---------         ---------         ---------

    As restated                                               $   1,734         $     290         $  (1,344)        $  (4,985)
                                                              =========         =========         =========         =========

Basic income (loss) per share:                                $    0.14         $    0.18         $    0.11         $   (0.33)
   As previously reported                                          0.06             (0.15)            (0.23)            (0.10)
                                                              ---------         ---------         ---------         ---------
   Adjustments                                                $    0.20         $    0.03         $   (0.12)        $   (0.43)
                                                              =========         =========         =========         =========
   As restated

Diluted income (loss) per share:                              $    0.14         $    0.17         $    0.11         $   (0.33)
   As previously reported                                          0.06             (0.14)            (0.23)            (0.10)
                                                              ---------         ---------         ---------         ---------
   Adjustments                                                $    0.20         $    0.03         $   (0.12)        $   (0.43)
                                                              =========         =========         =========         =========
   As restated

10. WRITE OFF OF IMPAIRED ASSET

     During fiscal year 1999, the Company entered into a barter transaction with a third party. The Company recognized inventory valuation adjustments in accordance with APB 29, "Accounting for Non-monetary Transactions" and recorded an asset related to the barter credit in the amount of $0.9 million. During the third quarter of fiscal 2000, the barter company had ceased operations and no longer appeared to be a going concern. Consequently, the Company deemed the entire credit to be fully impaired which resulted in a charge to income of $0.9 million in the third quarter of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

     The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in the Report on Form 10-Q. The results of operations for the three month and nine month periods ended October 31, 1999 have been restated as disclosed in the Company's annual report on Form 10-K for fiscal year 1999. A detail of the adjustments is presented in Note 9 of the Notes to the Unaudited Financial Statements contained in this Form 10-Q filing for fiscal years 1999 and 1998.

     This Report contains certain forward-looking statements concerning the intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the future activities or other future events or conditions of the Company within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of stock price, development by competitors of superior services or product offerings, the entry into the market by new competitors, the sufficiency of the Company's working capital, the ability to retain management, to implement our business strategy, to attract and retain customers, to increase revenue, and to successfully defend our company in ongoing and future litigation and the risk factors described in the Company's annual report on Form 10-K for fiscal year 1999. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the Company's objectives and plans will be achieved and all forward-looking statements in this discussion are expressly qualified in their entirety by the cautionary statements set forth above.

General

     The Company is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of October 31, 2000, the Company operated 144 superstores averaging 21,500 square feet in small to medium-sized markets located in 22 states, primarily in the Western and Midwestern United States. During the quarter ending October 31, 2000, the Company elected to close 2 superstores, which will be in operation until the middle of the fourth fiscal quarter. The effects of this decision are reflected in operations and are detailed in the following discussions. The effect on revenues and gross profit for the quarter and year-to-date as a result of these closures are immaterial. The Company also operated one college bookstore. Each of the superstores and the college bookstore is wholly owned by the Company and operates under the name of Hastings. The Company's e-commerce Web site, www.gohastings.com, became operational in May 1999.

     Accounting Restatement (the "Restatement "). As described in the Company's annual report on Form 10-K, on March 7, 2000, the Company announced that its fourth quarter and fiscal 1999 results (and the previous four fiscal years' results) would be negatively impacted by certain accounting adjustments. The effects on the previously reported net income for the first three quarters of fiscal 1999, fiscal 1998, fiscal 1997, and the fiscal years prior to fiscal 1997 amounted to decreases of $0.7 million, $4.8 million, $3.5 million and $16.3 million, respectively.

     Prior to the March 7, 2000 announcement, the Company determined that a portion of merchandise receipts had not been properly entered into the inventory system. As a result, the Company's accounting system did not completely capture certain merchandise cost of revenues specifically relating to shrinkage, and that merchandise cost of revenue had been understated for the periods noted above.

     The Company uses accounts payable clearing accounts that, in part, are based upon a process of matching vendor invoices to receipt transactions generated when merchandise is physically received. Clearing accounts are established by store to record inventory received until matched with vendor invoices. Once an invoice is matched with a receipt, the invoice is transferred from the accounts payable clearing account to trade accounts payable and is paid in accordance with the vendor's terms. Depending on the time of the year, over 100,000 invoices ($30 to $50 million) are processed through the individual store clearing accounts each month and in any fiscal year referenced above, merchandise receipts totaled between $250 million and $300 million. Greater than 95% of the receipts were processed correctly; however, between 1% and 5% of total receipts per year, were not captured and accounted for appropriately due to imprecise system design that did not capture exceptions to the receiving process.

     Although the Company believed that internal controls and procedures in place during the periods referenced above provided accurate financial statements, it was determined during the fourth quarter of fiscal 1999 that the reliance on these controls and procedures to capture the exceptions noted above was not warranted. The Company had, over time, developed a proprietary accounting software system for the accounts payable process as well as the inventory control system. The Company determined its accounting systems did not capture those exceptions where inventory receipts were not recorded or did not precisely match vendor invoices nor facilitate the proper reconciliation of the Company's accounts payable clearing accounts. Accounting system enhancements identified the errors in the Company's controls and processes and the impact upon the Company's financial statements. The Company has implemented changes in both its accounts payable and inventory control systems relating to (i) timely reconciliation, (ii) effective communication, (iii) management review, (iv) training for both store level and corporate personnel, and (v) modification of systems to correct the errors and to ensure that the Company's merchandise cost of revenue is properly stated.

     Collectively, the accounts payable clearing account adjustment aggregated $24.1 million pre-tax. In addition, the Company recorded adjustments totaling $7.4 million pre-tax including: (i) $5.8 million pre-tax to properly account for certain cost of inventory returned to vendors primarily wherein credit from those vendors was denied; (ii) $0.7 million to correct an accrual for benefit expense; (iii) $0.7 million to reconcile prior period balances of certain liability accounts; and (iv) $0.2 million to adjust certain prior period accruals and reserve accounts.

     After-tax charges/(benefits) to income relating to the Restatement of ($1.0) million or ($0.08) per diluted common share, $1.2 million or $0.10 per diluted common share, and $0.5 million or $0.04 per common share were included in the three months ended April 30, 1999, three months ended July 31, 1999 and the three months ended October 31, 1999, respectively.

     Following the Company's initial announcement in March 2000 of the requirement for the accounting restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to and consolidated in the Amarillo Division of the Northern District. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933.

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

                                                      Three Months Ended October 31,  Nine Months Ended October 31,
                                                      ------------------------------  -----------------------------
                                                         2000                1999         2000               1999
                                                      ----------         -----------  ----------         ----------
Merchandise revenue                                        80.9%           80.5%          80.1%            80.3%
Rental video revenue                                       19.1            19.5           19.9             19.7
                                                          -----            -----          -----           ------
     Total revenues                                       100.0            100.0          100.0           100.0

Merchandise cost of revenue                                78.6             71.7           76.4            71.5
Rental video cost of revenue                               48.4             47.1           42.7            36.7
                                                          -----            -----          -----           -----
     Total cost of revenues                                72.8             66.9           69.7            64.6
                                                          -----            -----          -----           -----

     Gross profit                                          27.2             33.1           30.3            35.4

Selling, general and administrative expenses               38.3             35.7           34.7            33.6
Pre-opening expenses                                        0.1              0.8            0.0             0.5
                                                          -----            -----          -----           -----
                                                           38.4             36.5           34.7            34.1
                                                          -----            -----          -----           -----

Operating income (loss)                                   (11.2)            (3.4)          (4.4)            1.3

Other income (expense):
   Interest expense                                        (0.8)            (1.0)          (0.8)           (0.9)
   Other, net                                               0.0              0.0            0.0             0.0
                                                          -----            -----          -----           -----

     Income (loss) before income taxes                    (12.0)            (4.4)          (5.2)            0.4

Income tax expense (benefit)                               (0.0)            (1.6)          (0.5)            0.1
                                                          -----            -----          -----           -----

     Net income (loss)                                    (12.0)%           (2.8)%         (4.7)%           0.3%
                                                          =====            =====          =====           =====



Summary of Superstore Activity

                                            Quarter Ended           Nine Months Ended     Year Ended
                                       ------------------------  -----------------------  -------------
                                       October 31,  October 31,  October 31, October 31,  January 31,
                                          2000         1999         2000           1999      2000
                                       -----------  -----------  ----------- -----------  -----------
Hastings Superstores:
Beginning number of stores                  143         138         147          129         129
Openings                                      1           8           1           17          20
Closings                                     --          --          (4)          --          (2)
                                           ----        ----        ----         ----        ----
Ending number of stores                     144         146         144          146         147
                                           ====        ====        ====         ====        ====

THREE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 1999:

     Revenues. For the three months ended October 31, 2000, total revenues decreased by $0.5 million, or 0.5%, to $100.4 million from $100.9 million for the three months ended October 31, 1999. The revenue decrease was due to a comparative store revenue decline of 1.6% resulting primarily from a decline in rental video revenue as a result of weaker performing box office titles that became available during the three months ended October 31, 2000 as compared to stronger performing titles that became available during the three months ended October 31, 1999.

     Gross Profit. Effective with the third quarter ending October 31, 2000, the Company has reclassified the total cost associated with the return of inventory as a cost of revenue instead of selling, general and administrative expenses, where these costs had been shown in previous filings (the "Reclass"). These costs include operational costs of the Company's return center, vendor return and handling fees, freight and variances in cost received for product returned to the vendor. All prior comparative periods have been adjusted to reflect the Reclass.

     Total gross profit as a percent of total revenue decreased for the three months ended October 31, 2000 to 27.2% compared to 33.1% for the same period last year. Merchandise gross profit was negatively impacted by:

     (i) a $3.9 million increase in the cost associated with the return of product. This increase is primarily a result of the Company's initiative during fiscal 2000 to permanently reduce inventory in order to improve inventory turnover. During fiscal 2000, management determined a need to improve inventory turns in order to improve cash flow, increase liquidity and profits, and balance the Company's inventory offering. This initiative generated an increase in the volume of returns throughout the year including the third quarter as well as compressed the timing of these returns that resulted in higher fees per return based on the pricing agreements with the Company's vendors.

     (ii) A pre-tax charge of $0.9 million relating to the write-off of a barter credit resulting from an inventory barter transaction in the prior fiscal year. During the third quarter of fiscal 2000, the barter company had ceased operations and no longer appeared to be a going concern. Consequently, the Company deemed the $0.9 million barter credit to be fully impaired. See Note 10 to the unaudited financial statements contained herein for a full discussion of the barter transaction.

     (iii) A $1.3 million increase in inventory markdowns to state balances at the lower of cost or market. Lower than anticipated sales volume in the third quarter of fiscal 2000 resulted in management's decision to increase promotional discounts on certain products to stimulate sales and to increase inventory turnover and enhance cash flows. Such discounts resulted in lower of cost or market inventory adjustments.

     (iv) Freight costs increased $0.4 million for the three months end October 31, 2000 due to freight carriers adding fuel surcharges of 4% to 8% to offset their increasing cost of fuel and increased merchandise return volume.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to 38.3%, or $38.4 million, of total revenues for the three months ended October 31, 2000 from 35.7%, or $36.0 million, for the same period last year. This increase was due primarily to a $2.8 million pre-tax charge for the cost associated with the closing of two superstores. This charge includes the net present value of future minimum lease payments. See Note 2 to the unaudited financial statements contained herein for a full discussion of store closures.

     Pre-opening Expenses. Pre-opening expenses were $0.1 million for the three months ended October 31, 2000, as the Company opened one new superstore. For the three months ended October 31, 1999, pre-opening expenses were $0.8 million or 0.8% of revenues on the opening of 8 superstores. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

     Interest Expense. Interest expense was $0.8 million, or 0.8% of revenues, in the three months ended October 31, 2000 compared to $1.0 million, or 1.0% of revenues, in the three months ended October 31, 1999. Although higher interest rates have impacted the amount of interest expense expended by the Company, lower average borrowings resulted in lower expense compared to the same period last year.

     Income taxes. During the third quarter of fiscal 2000, the Company reviewed its net deferred tax assets under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). While the Company believes the entire deferred tax asset will be realized by future operating results, due to the cumulative losses incurred in recent years a portion of the deferred tax asset does not currently meet the stringent criteria for recognition under SFAS 109. As a result, the Company did not recognize any income tax benefit in the third quarter. In the future, the Company will continue to evaluate the potential realization of its net deferred tax asset.

NINE MONTHS ENDED OCTOBER 31, 2000 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
1999:

     Revenues. For the nine months ended October 31, 2000, total revenues increased $14.1 million, or 4.7%, to $318.0 million from $303.9 million during the nine months ended October 31, 1999. The revenue growth consisted of a 4.4% increase in merchandise revenue and a 5.9% increase in rental video revenue. Comparable store revenue was flat when compared to last year. The increase in revenue was primarily due to a higher average number of superstores operating at October 31, 2000 compared to the same period last year.

     Gross Profit. Total gross profit as a percent of total revenue decreased for the nine months ended October 31, 2000 to 30.3% compared to 35.4% for the same period last year including the Reclass. Merchandise gross profit was negatively impacted by:

     (i) a $9.0 million increase in the cost associated with the return of product. This increase is primarily a result of the Company's initiative during fiscal 2000 to permanently reduce inventory to improve inventory turnover. During the first quarter of fiscal 2000, management determined a need to improve inventory turns in order to improve cash flow, increase liquidity and profits, and balance the Company's inventory offering. This initiative generated an increase in the volume of returns as well as compressed the timing of these returns which resulted in higher fees per return based on the pricing agreements with the Company's vendors.

     (ii) A pre-tax charge of $0.9 million relating to the write-off of a barter credit resulting from an inventory barter transaction in the prior fiscal year. During the third quarter of fiscal 2000, the barter company no longer appeared to be a going concern and the Company deemed the $0.9 million barter credit to be fully impaired. See Note 10 to the unaudited financial statements contained herein for a full discussion of the barter transaction

    (iii) $2.2 million pre-tax charges for the write down of inventory to the lower of cost or market. $1.3 million of the charge relates to an increase in inventory markdowns to state balances at the lower of cost or market. Lower than anticipated sales volume in the third quarter of fiscal 2000 resulted in management's decision to increase promotional discounts on certain products to stimulate sales and to increase inventory turnover and enhance cash flows. Such discounts resulted in lower of cost or market inventory adjustments. In addition, lower than anticipated sales volume during the second quarter of fiscal 2000 and higher than anticipated merchandise returns volume associated with the Company's initiative to improve inventory turnover in order to improve cash flow, increase liquidity and profits and balance the inventory offering all contributed to this write down. Inventory from the stores closed during fiscal 2000 was returned to the Company's return center during the first and second quarter of fiscal 2000 with the intent of returning the product for credit to the original vendor. During the second quarter, it was determined that certain merchandise was not returnable. Consequently, the Company evaluated other opportunities for maximizing recovery value of the merchandise. During the second quarter, the Company contracted with a liquidator to market $1.3 million of merchandise. Based upon the estimated recovery value provided by the liquidator, the Company wrote the inventory down to the estimated recovery value of approximately $0.4 million, reflecting the $0.9 million charge.

     (iv) Freight costs increased $1.0 million for the nine months end October 31, 2000 due to freight carriers adding fuel surcharges of 4% to 8% to offset their increasing cost of fuel and increased merchandise return volume.

     Rental video gross profit decreased as a percent of rental video revenue from 63.3% to 57.3%. Contributing to this decrease was (i) an increase in rental video revenue sharing to total rental video revenue which has lower profit margins and (ii) the gross profit margin on traditional rental video was higher in the first nine months of fiscal 1999 as compared to the first nine months of fiscal 2000, which resulted from higher than anticipated revenue from videocassettes purchased prior to January 31, 1999, for which the Company had recorded a pre-tax charge of $18.5 million in the fourth quarter of fiscal 1998, relating to the Company's change in method of amortization.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to 34.7%, or $110.3 million, of total revenues for the nine months ended October 31, 2000 from 33.6%, or $101.9 million, for the same period last year. This increase is primarily the result of a $2.8 million pre-tax charge for the cost associated with the closing of two superstores. This charge includes the net present value of future minimum lease payments. See Note 2 to the unaudited financial statements contained herein for a full discussion of store closures. Also, accounting and legal fees associated with the Restatement, as described in Notes 1 and 9 and in the Company's annual report on Form 10-K for fiscal 1999, contributed to the increase in SG&A. Amounts incurred during the first nine months of fiscal 2000 for the Restatement totaled approximately $2.7 million, or 0.9% of revenue and $0.02 per diluted common share, net of tax. Finally, the Company recognized additional expense of approximately $2.9 million compared to last year for the operation of a higher average number of stores for the nine months ended October 31, 2000.

     Pre-opening Expenses. Pre-opening expenses were $0.1 million for the nine months ended October 31, 2000, as the Company opened one new superstore during the period. For the nine months ended October 31, 1999, pre-opening expenses were $1.5 million or 0.54% of revenues as the Company opened 17 new superstores during this period. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

     Interest Expense. Interest expense was $2.7 million, or 0.8% of revenues, in the nine months ended October 31, 2000, compared to $2.8 million, or 0.9% of revenues, in the nine months ended October 31, 1999. Although higher interest rates have impacted the amount of interest expense expended by the Company, lower average borrowings resulted in lower expense over the same period last year.

     Income taxes. The Company's effective income tax rate for the nine months ended October 31, 2000 was 10.2% compared to 39.7% for the same period last year. The change was primarily due to a change in the estimation of the valuation allowance. During the third quarter of fiscal 2000, the Company reviewed its net deferred tax assets under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). While the Company believes the entire deferred tax asset will be realized by future operating results, due to the cumulative losses incurred in recent years a portion of the deferred tax asset does not currently meet the stringent criteria for recognition under SFAS 109. As a result, the Company did not recognize any income tax benefit in the third quarter. In the future, the Company will continue to evaluate the potential realization of its net deferred tax asset.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal capital requirements arise from purchasing, warehousing and merchandising inventory and rental videos, opening new superstores, expanding existing superstores, and funding the expansion of its Internet operations. The Company's primary sources of working capital are currently cash flows from operating activities, trade credit from vendors and borrowings from its New Facility. Cash flow from operations was $28.0 million and $22.8 million, for the nine months ended October 31, 2000 and 1999, respectively. Capital expenditures, including purchase of rental video assets, were $20.3 million and $39.7 million for the nine months ended October 31, 2000 and 1999, respectively. Cash flows from financing activities for the comparable periods primarily resulted from borrowings made under a then effective revolving credit facility, (the "Facility"), with Bank of America and a consortium of banks. Collectively the New Facility and the Facility will be termed the "Facilities". Net activity under the Facilities resulted in net payments of $4.4 million for the nine months ended October 31, 2000 and net borrowings of $20.1 million for the nine months ended October 31, 1999, respectively.

     On August 29, 2000, the Company entered into a three-year syndicated, secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. (the "New Facility"). The initial proceeds from the New Facility were used to prepay the total amounts outstanding under the Facility and the Senior Notes. The amount outstanding under the New Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the New Facility, less a $10 million availability reserve. The New Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at the Company's option. The average rate of interest being charged under the New Facility was 9.2% at October 31, 2000. The borrowing base under the New Facility is limited to an advance rate of 65% of eligible inventory and rental video assets net of accumulated amortization less specifically defined reserves. The New Facility contains no financial covenants and requires a minimum availability of $10 million at all times. The New Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of the Company's three consolidated subsidiaries. The New Facility expires on August 29, 2003. At December 11, 2000, the Company had $28.3 million available, after the $10 million availability reserve, under the New Facility. The long-term debt in the accompanying consolidated financial statements has been reclassified in accordance with the terms of the New Facility.

     The Company believes that, based on current and anticipated financial performance, cash flows from operating activities and borrowings under the New Facility will be adequate to meet anticipated requirements for capital expenditures, working capital and required principal and interest payments under the New Facility. The ability of the Company to satisfy its capital requirements will be dependent upon future financial performance of the Company, which in turn is subject to general economic conditions and to financial issues and other factors, including factors beyond the Company's control.

     The Company slowed its new store growth rate for fiscal 2000 from that previously accomplished and focused on the expansion and remodeling of its existing superstores. The Company invests generally between $1 million and $2 million in a new superstore, with the largest components of that amount being merchandise, videos, fixtures and leasehold improvements. The Company generally invests between $0.5 million to $1.0 million to expand a superstore.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of its business, the Company is exposed to certain market risks, primarily changes in interest rates. The Company's exposure to interest rate risk consists of variable rate debt, at the Company's option, based on the lender's base rate or LIBOR plus a specified percentage. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the October 31, 2000 outstanding balance of the variable rate debt would be approximately $0.3 million. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on the Company's financial position, results of operations or cash flows for the next fiscal year. The Company is not party to any derivative or interest rate hedging contracts.

                                     PART II

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Shareholders was held on August 31, 2000. At the close of business on the record date for the meeting (which was July 20, 2000), there were 11,642,644 shares of Common Stock outstanding and entitled to vote at the meeting. Holders of 10,944,196 shares of Common Stock (representing a like number of votes) were present at the meeting, either in person or by proxy.

     The following individuals were elected to the Company's Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified.


                     Nominee            In Favor      Withheld
                     -------            --------      --------

             John H. Marmaduke         10,749,715      194,481
             Gaines L. Godfrey         10,755,860      188,336
             Jeffrey G. Shrader        10,753,344      190,852

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Listing of Exhibits

27             Financial Data Schedule for the Nine Months Ended October 31,
               2000.

27.1           Restated Financial Data Schedule for the Nine Months Ended
               October 31, 1999.


b. On September 29, 2000, registrant filed a current report on Form 8-K reporting, under "Item 4. Changes in Registrant's Certifying Accountants," the dismissal of KPMG LLP as its independent auditors.

     On October 24, 2000, registrant filed a current report on Form 8-K reporting, under "Item 4. Changes in Registrant's Certifying Accountants," the appointment of Ernst and Young LLP as its independent accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant and as registrant's principal financial and accounting officer, thereunto duly authorized:


                                HASTINGS ENTERTAINMENT, INC.


DATE: December 15, 2000         By: /s/ Dan Crow
                                    --------------------------------------------
                                    Dan Crow
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------

27             Financial Data Schedule for the Nine Months Ended October 31,
               2000.

27.1           Restated Financial Data Schedule for the Nine Months Ended
               October 31, 1999.