Form 10-Q/A
period 2000-07-31
HASTINGS ENTERTAINMENT INC
filed 2000-12-22
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-Q/A

(Mark One)

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                     PART I


ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       July 31, 2000 and January 31, 2000
                    (Dollars in thousands, except par value)

                                                                                      JULY 31,        JANUARY 31,
                                                                                        2000             2000
                                                                                    -----------       -----------
                                                                                    (UNAUDITED)
                                    ASSETS
Current assets:
     Cash                                                                             $   1,336         $   7,026
     Merchandise inventories, net                                                       125,211           152,065
     Income taxes receivable                                                              7,730             6,272
     Deferred income taxes                                                                   --               656
     Other current assets                                                                 4,570             4,968
                                                                                      ---------         ---------
          Total current assets                                                          138,847           170,987
Property and equipment, net of accumulated depreciation
   of $112,283 and $112,730, respectively                                                68,377            73,242
Deferred income taxes                                                                     4,161             3,026
Other assets                                                                                581               678
                                                                                      ---------         ---------
                                                                                      $ 211,966         $ 247,933
                                                                                      =========         =========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities on long-term debt                                             $     140         $   5,372
     Trade accounts payable                                                              51,807            66,568
     Accrued expenses and other current liabilities                                      29,663            31,752
     Deferred income taxes                                                                  232                --
                                                                                      ---------         ---------
          Total current liabilities                                                      81,842           103,692
Long term debt, excluding current maturities                                             38,237            48,888
Other liabilities                                                                         4,503             5,262

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued               --                --
     Common stock, $.01 par value; 75,000,000 shares authorized;
        11,736,923 shares issued; 11,642,644 and 11,623,962 shares outstanding
        at July 31, 2000 and January 31, 2000, respectively                                 117               117
     Additional paid-in capital                                                          37,250            37,402
     Retained earnings                                                                   51,199            53,951
     Treasury stock, at cost                                                             (1,182)           (1,379)
                                                                                      ---------         ---------
                                                                                         87,384            90,091
Commitments and contingencies                                                                --                --
                                                                                      ---------         ---------
                                                                                      $ 211,966         $ 247,933
                                                                                      =========         =========

     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
            Three Months and Six Months ended July 31, 2000 and 1999
                      (In thousands, except per share data)

                                               THREE MONTHS ENDED JULY 31,     SIX MONTHS ENDED JULY 31,
                                               ---------------------------      ------------------------
                                                   2000            1999           2000           1999
                                               -----------      ----------     ---------      ----------
Merchandise revenue                              $  85,363      $  82,035      $ 173,495      $ 162,854
Rental video revenue                                21,780         20,403         44,143         40,163
                                                 ---------      ---------      ---------      ---------
     Total revenues                                107,143        102,438        217,638        203,017

Merchandise cost of revenue                         61,399         58,061        123,211        113,844
Rental video cost of revenue                         9,472          7,319         17,742         12,736
                                                 ---------      ---------      ---------      ---------
     Total cost of revenues                         70,871         65,380        140,953        126,580
                                                 ---------      ---------      ---------      ---------

     Gross profit                                   36,272         37,058         76,685         76,437

Selling, general and administrative expenses        39,140         34,152         79,376         68,283
Pre-opening expenses                                    --            538              3            717
                                                 ---------      ---------      ---------      ---------

Operating income (loss)                             (2,868)         2,368         (2,694)         7,437

Other income (expense):
  Interest expense                                    (889)          (955)        (1,850)        (1,777)
  Other, net                                            65             59            106             95
                                                 ---------      ---------      ---------      ---------

     Income (loss)  before income taxes             (3,692)         1,472         (4,438)         5,755

Income tax expense (benefit)                        (1,402)           606         (1,686)         2,191
                                                 ---------      ---------      ---------      ---------

     Net income (loss)                           $  (2,290)     $     866      $  (2,752)     $   3,564
                                                 =========      =========      =========      =========

Basic income (loss) per share                    $   (0.20)     $    0.07      $   (0.24)     $    0.31
                                                 =========      =========      =========      =========

Diluted income (loss) per share                  $   (0.20)     $    0.07      $   (0.24)     $    0.30
                                                 =========      =========      =========      =========

Weighted average number of common shares
outstanding--basic                                  11,643         11,626         11,636         11,613
Dilutive effect of stock options                        --            230             --            188
                                                 ---------      ---------      ---------      ---------
Weighted average number of common shares
outstanding--diluted                                11,643         11,856         11,636         11,801
                                                 =========      =========      =========      =========


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
            Three Months and Six Months Ended July 31, 2000 and 1999
                             (Dollars in thousands)


                                                                        SIX MONTHS ENDED JULY 31,
                                                                        -------------------------
                                                                           2000            1999
                                                                        ----------      ---------
Cash flows from operating activities:
     Net income (loss)                                                   $  (2,752)     $   3,564
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation and amortization                                16,083         13,459
               Loss on rental videos lost, stolen and defective                822          3,484
               Loss on disposal of non-rental video assets                      21            234
               Deferred income tax                                            (247)         1,187
               Non cash compensation                                            46             36
               Changes in operating assets and liabilities:
                    Merchandise inventory                                   26,854          6,794
                    Other current assets                                       398         (1,327)
                    Trade accounts payable and accrued expenses            (16,850)       (15,512)
                    Income taxes receivable                                 (1,458)         1,771
                    Other assets and liabilities, net                         (664)            20
                                                                         ---------      ---------
                         Net cash provided by operating activities          22,253         13,710
                                                                         ---------      ---------

Cash flows from investing activities:
     Purchases of property and equipment                                   (12,060)       (27,241)
                                                                         ---------      ---------
                         Net cash used in investing activities             (12,060)       (27,241)
                                                                         ---------      ---------

Cash flows from financing activities:
     Borrowings under revolving credit facility                             86,867        118,750
     Repayments under revolving credit facility                            (97,567)      (101,750)
     Payments under long-term debt and capital lease obligations            (5,183)        (5,112)
     Purchase of treasury stock                                                 68
     Additional Paid in Capital                                                 --            (17)
                                                                         ---------      ---------
                         Net cash provided by (used in)
                            financing activities                           (15,883)        11,939
                                                                         ---------      ---------

Net decrease in cash and cash equivalents                                   (5,690)        (1,592)
Cash at beginning of period                                                  7,026          5,394
                                                                         ---------      ---------
Cash and cash equivalents at end of period                               $   1,336      $   3,802
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

                                            ADDITIONS CHARGED TO
                          JANUARY 31, 2000    COST AND EXPENSE       CASH OUTLAYS     JULY 31, 2000
                          ----------------  --------------------     ------------     -------------
Future lease payments (1)        $ 2,500          $   301            $  (321)           $ 2,480
Other costs                          300               --               (300)                --
                                 -------          -------            -------            -------
                                 $ 2,800          $   301            $  (621)           $ 2,480
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

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2000 and 1999

4. LONG-TERM DEBT

     Long-term debt and capitalized lease obligations consisted of the following (dollars in thousands):

                                        JULY 31, 2000  JANUARY 31, 2000
                                        -------------  ----------------
     Revolving credit facility              $21,550        $32,250
     Series A senior notes                   15,000         20,000
     Capitalized lease obligations            1,423          1,492
     Other                                      404            518
                                            -------        -------

                                             38,377         54,260
             Less current maturities            140          5,372
                                            -------        -------

                                            $38,237        $48,888
                                            =======        =======

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

8. INVENTORY MARKDOWN

     During the second quarter ended July 31, 2000, the Company recognized a pre-tax charge to earnings of $0.9 million related to the markdown of inventory to the lower of cost or market. Lower than anticipated sales volume during the second quarter of fiscal 2000 and higher than anticipated merchandise returns volume associated with the Company's initiative to improve inventory turnover in order to improve cash flow, increase liquidity and profits and balance the inventory offering all contributed to this write down. Inventory from the stores closed during fiscal 2000 was returned to the Company's return center during the first and second quarter of fiscal 2000 with the intent of returning the product for credit to the original vendor. During the second quarter, it was determined that certain merchandise was not returnable. Consequently, the Company evaluated other opportunities for maximizing recovery value of the merchandise. During the second quarter, the Company contracted with a liquidator to market $1.3 million of merchandise. Based upon the estimated recovery value provided by the liquidator, the Company wrote the inventory down to the estimated recovery value of approximately $0.4 million, reflecting the $0.9 million charge.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2000 and 1999

9. SEGMENT DISCLOSURES

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

    For the three months ended July 31, 2000:        Retail           Internet
    (Dollars in thousands)                           Stores          Operations          Total
                                                   ---------         ----------        ---------
    Total revenue                                  $ 107,123         $      20         $ 107,143

    Depreciation and amortization                  $   7,728         $      69         $   7,797

    Operating loss                                 $  (2,513)        $    (355)        $  (2,868)

    Total assets                                   $ 211,215         $   1,307         $ 212,522

    Capital expenditures                           $   6,405         $     251         $   6,656


    For the three months ended July 31, 1999:       Retail         Internet
    (Dollars in thousands)                          Stores        Operations          Total
                                                   --------       ----------        --------
    Total revenue                                  $102,409        $     29         $102,438

    Depreciation and amortization                  $  8,466        $     59         $  8,525

    Operating income (loss)                        $  2,967        $   (599)        $  2,368

    Total assets                                   $233,921        $    700         $234,621

    Capital expenditures                           $ 17,060        $     98         $ 17,158


    For the six months ended July 31, 2000:         Retail            Internet
    (Dollars in thousands)                          Stores           Operations          Total
                                                   ---------         ----------        ---------
    Total revenue                                  $ 217,602         $      36         $ 217,638

    Depreciation and amortization                  $  15,929         $     154         $  16,083

    Operating loss                                 $  (1,889)        $    (805)        $  (2,694)

    Total assets                                   $ 211,215         $   1,307         $ 212,522

    Capital expenditures                           $  11,809         $     251         $  12,060

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2000 and 1999

9.       SEGMENT DISCLOSURES (CONTINUED)


    For the six months ended July 31, 1999:        Retail          Internet
    (Dollars in thousands)                         Stores         Operations         Total
                                                  --------        ----------       --------
    Total revenue                                 $202,987        $     30         $203,017

    Depreciation and amortization                 $ 13,384        $     75         $ 13,459

    Operating income (loss)                       $  8,151        $   (714)        $  7,437

    Total assets                                  $233,921        $    700         $234,621

    Capital expenditures                          $ 29,935        $     98         $ 30,033

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

                                                Three Months Ended July 31,  Six Months Ended July 31,
                                                ---------------------------  -------------------------
                                                    2000           1999        2000           1999
                                                ----------      -----------  ---------      ----------
Merchandise revenue                                  79.7%         80.1%         79.7%         80.2%
Rental video revenue                                 20.3          19.9          20.3          19.8
                                                    -----         -----         -----         -----
     Total revenues
                                                    100.0         100.0         100.0         100.0

Merchandise cost of revenue                          71.9          70.8          71.0          69.9
Rental video cost of revenue                         43.5          35.9          40.2          31.7
                                                    -----         -----         -----         -----
     Total cost of revenues                          66.2          63.8          64.8          62.4
                                                    -----         -----         -----         -----

     Gross profit                                    33.8          36.2          35.2          37.6

Selling, general and administrative expenses         36.5          33.3          36.5          33.6
Pre-opening expenses                                  0.0           0.6           0.0           0.4
                                                    -----         -----         -----         -----
                                                     36.5          33.9          36.5          34.0
                                                    -----         -----         -----         -----

Operating income (loss)                              (2.7)          2.3          (1.3)          3.6

Other income (expense):
   Interest expense                                  (0.8)         (0.9)         (0.8)         (0.8)
   Other, net                                         0.1           0.1           0.1           0.0
                                                    -----         -----         -----         -----

     Income (loss) before income taxes               (3.4)          1.5          (2.0)          2.8

Income tax expense (benefit)                         (1.3)          0.6          (0.8)          1.1
                                                    -----         -----         -----         -----

     Net income (loss)                               (2.1)%         0.9%         (1.2)%         1.7%
                                                    =====         =====         =====         =====


         Summary of Superstore Activity

                                  Quarter Ended           Six Months Ended      Year Ended
                               --------------------     ---------------------   -----------
                               July 31,    July 31,     July 31,     July 31,   January 31,
                                 2000        1999         2000         1999        2000
                               --------    --------     --------     --------   -----------
Hastings Superstores:
Beginning number of stores         143         131         147          129         129
Openings                            --           7          --            9          20
Closings                            --          --          (4)          --          (2)
                                  ----        ----        ----         ----        ----
Ending number of stores            143         138         143          138         147
                                  ====        ====        ====         ====        ====

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

     Gross Profit. Total gross profit as a percent of total revenue decreased for the three months ended July 31, 2000 to 33.8% compared to 36.2% for the same period last year. The decline is primarily due to rental video gross profit decreasing as a percent of rental video revenue from 64.1% to 56.5%. Contributing to this decrease was (i) an increase in rental video revenue sharing to total rental video revenue which has lower profit margins and (ii) the gross profit margin on traditional rental video was higher in the second quarter of fiscal 1999 as compared to the second quarter of fiscal 2000, which resulted from higher than anticipated revenue from videocassettes purchased prior to January 31, 1999, for which the Company had recorded a pre-tax charge of $18.5 million in the fourth quarter of fiscal 1998, relating to the Company's change in method of amortization. In addition, during the second quarter ended July 31, 2000, the Company recognized a pre-tax charge to earnings of $0.9 million related to the markdown of inventory to the lower of cost or market. Lower than anticipated sales volume during the second quarter of fiscal 2000 and higher than anticipated merchandise returns volume associated with the Company's initiative to improve inventory turnover in order to improve cash flow, increase liquidity and profits and balance the inventory offering all contributed to this write down. Inventory from the stores closed during fiscal 2000 was returned to the Company's return center during the first and second quarter of fiscal 2000 with the intent of returning the product for credit to the original vendor. During the second quarter, it was determined that certain merchandise was not returnable. Consequently, the Company evaluated other opportunities for maximizing recovery value of the merchandise. During the second quarter, the Company contracted with a liquidator to market $1.3 million of merchandise. Based upon the estimated recovery value provided by the liquidator, the Company wrote the inventory down to the estimated recovery value of approximately $0.4 million, reflecting the $0.9 million charge.

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

     Gross Profit. Total gross profit as a percent of total revenue decreased for the six months ended July 31, 2000 to 35.2% compared to 37.6% for the same period last year. The decline is primarily due to rental video gross profit decreasing as a percent of rental video revenue from 68.3% to 59.8%. Contributing to this decrease was (i) an increase in rental video revenue sharing to total rental video revenue which has lower profit margins and (ii) the gross profit margin on traditional rental video was higher in the first six months of fiscal 1999 as compared to the fist six months of fiscal 2000, which resulted from higher than anticipated revenue from videocassettes purchased prior to January 31, 1999, for which the Company had recorded a pre-tax charge of $18.5 million in the fourth quarter of fiscal 1998, relating to the Company's change in method of amortization. In addition, during the second quarter ended July 31, 2000, the Company recognized a pre-tax charge to earnings of $0.9 million related to the markdown of inventory to the lower of cost or market. Lower than anticipated sales volume during the second quarter of fiscal 2000 and higher than anticipated merchandise returns volume associated with the Company's initiative to improve inventory turnover in order to improve cash flow, increase liquidity and profits and balance the inventory offering all contributed to this write down. Inventory from the stores closed during fiscal 2000 was returned to the Company's return center during the first and second quarter of fiscal 2000 with the intent of returning the product for credit to the original vendor. During the second quarter, it was determined that certain merchandise was not returnable. Consequently, the Company evaluated other opportunities for maximizing recovery value of the merchandise. During the second quarter, the Company contracted with a liquidator to market $1.3 million of merchandise. Based upon the estimated recovery value provided by the liquidator, the Company wrote the inventory down to the estimated recovery value of approximately $0.4 million, reflecting the $0.9 million charge.

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


                             HASTINGS ENTERTAINMENT, INC.


DATE:  December 22, 2000     By: /s/ Dan Crow
                                 ---------------------
                                 Dan Crow
                                 Vice President, Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

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