Form 10-K/A
period 2000-01-31
HASTINGS ENTERTAINMENT INC
filed 2000-12-29
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

Number of shares of $.01 par value Common Stock outstanding as of June 5, 2000:
11,642,644

                               (Cover page 1 of 1)

                          HASTINGS ENTERTAINMENT, INC.
                        FORM 10-K/A AMENDED ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000


This Form 10-K/A Amendment 2 is being filed to include expanded discussions of
(i) the Company's Accounting Restatement, under "Item 1. Business", "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data - Footnote 2", (ii) the Company's Returns Process under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", (iii) the Company's lower of cost or market inventory adjustments under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data - Footnote 4", and to amend Schedule II - Valuation and Qualifying Accounts and Reserves under "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K."


                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I
Item 1.     Business.............................................................................            3
Item 2.     Properties...........................................................................           14
Item 3.     Legal Proceedings....................................................................           15
Item 4.     Submission of Matters to a Vote of Security Holders..................................           15

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................           16
Item 6.     Selected Financial Data..............................................................           17
Item 7.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations....................................................           19
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk...........................           28
Item 8.     Financial Statements and Supplementary Data..........................................           29
Item 9.     Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure.....................................................           60

PART III
Item 10.    Directors and Executive Officers of the Registrant...................................           61
Item 11.    Executive Compensation...............................................................           64
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................           70
Item 13.    Certain Relationships and Related Transactions.......................................           71

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................           72

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

     Accounting Restatement (the "Restatement"). On March 7, 2000, the Company announced that its fourth quarter and fiscal 1999 results (and the previous four fiscal years' results) would be negatively impacted by certain accounting adjustments. As described in "Item 3. Legal Proceedings", "Item 6. Selected Financial Data", "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition", and "Item 8. Financial Statements and Supplementary Data" and the notes to the consolidated financial statements set forth therein, the Company has made adjustments to restate its previously reported consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. The effects on the previously reported net income for the first three quarters of fiscal 1999, fiscal 1998, fiscal 1997, and the fiscal years prior to fiscal 1997 amounted to decreases of $0.7 million, $4.8 million, $3.5 million, and $16.3 million, respectively.

     Prior to the March 7, 2000 announcement, the Company determined that merchandise receipts for a portion of overall vendor deliveries had not been properly entered into the inventory system. As a result, the Company's accounting system did not completely capture certain merchandise cost of revenue specifically relating to shrinkage, and merchandise cost of revenue had been understated for the periods noted above.

     The Company uses accounts payable clearing accounts that, in part, are based upon a process of matching vendor invoices to receipt transactions generated when merchandise is physically received. Clearing accounts are established by store to record inventory received until matched with vendor invoices. Once an invoice is matched with a receipt, the invoice is transferred from the accounts payable clearing account to trade accounts payable for payment. Depending on the time of the year, over 100,000 invoices ($30 to $50 million) are processed through the individual store clearing accounts each month and in any fiscal year referenced above, merchandise receipts totaled between $250 million and $300 million. Greater than 95% of the receipts were processed correctly; however, between 1% and 5% of total receipts per year, were not captured and accounted for appropriately due to certain internal controls and procedures in place to capture exceptions not functioning as intended.

     Although the Company believed that internal controls and procedures in place during the periods referenced above provided accurate financial statements, the Company determined during the fourth quarter of fiscal 1999 that certain internal controls and procedures in place to capture the exceptions noted above were not functioning as intended. The Company had, over time, developed a proprietary accounting software system for the accounts payable process as well as the inventory control system. The Company determined its accounting systems, processes and internal control procedures did not capture those exceptions where inventory receipts were not recorded or did not precisely match vendor invoices nor provide the proper reconciliation of the Company's accounts payable clearing accounts. As a result, inappropriate balances accumulated over time in the accounts payable clearing accounts. As part of the restatement, such balances were required to be written-off as a charge to cost of revenue. Modifications to the accounting systems and management's review of processes and internal control procedures during the fourth quarter of fiscal 1999 identified certain internal controls and procedures that were not functioning as intended, and confirmed the magnitude of the impact on the Company's consolidated financial statements. The Company has implemented changes in both its accounts payable and inventory control systems relating to (i) timely reconciliation, (ii) effective communication, (iii) management review,
(iv) training for both store level and corporate personnel, and (v) modification of systems to correct the errors and to ensure that the Company's merchandise cost of revenue is properly stated. Collectively, the accounts payable clearing account adjustments relating to cost of revenues aggregated $24.1 million pre-tax.

     In addition, on May 3, 2000, the Company announced that, as a result of its work to determine the impact of the restatement of the accounts payable clearing accounts, certain other accounting adjustments would also be required for the first three quarters of fiscal 1999 and the previous four fiscal years. The Company determined that certain internal controls and procedures in place related to the merchandise returns process were not functioning as intended. Accordingly, as part of the restatement, the Company recorded pre-tax charges totaling $7.4 million, including $5.8 million related to the merchandise returns process, including refused merchandise returns from vendors and the allowance for cost of inventory returns. The Company has implemented changes in both its estimation of the allowance for cost of inventory returns (reference is made to "Item 7. Management's Discussion and Analysis of Financial Position and Results of Operations - General"), and refused merchandise returns process to ensure that the Company's returns expense is properly stated. The $7.4 million charge also included charges of $0.7 million to correct an accrued benefit liability and $0.9 million to adjust certain other liability and reserve accounts.

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

Trademarks and Servicemarks

     The Company believes its trademarks and servicemarks, including the servicemarks "Hastings Books Music Video," "Hastings, Your Entertainment Superstore" and "Hastings Entertainment," have significant value and are important to its marketing efforts. The Company has registered "Hastings Books Music Video" as a servicemark with the United States Patent and Trademark Office and is in the process of registering "Hastings, Your Entertainment Superstore" and "Hastings Entertainment". The Company maintains a policy of pursuing registration of its principal marks and opposing any infringement of its marks.

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


     ITEM 2. PROPERTIES

     As of January 31, 2000, the Company operated 147 superstores in 22 states located as indicated in the following table:


              NAME OF STATE                                                             NUMBER OF SUPERSTORES
              -------------                                                             ---------------------
              Alabama................................................................            1
              Arkansas...............................................................            8
              Arizona................................................................            7
              Colorado...............................................................            3
              Georgia................................................................            1
              Idaho..................................................................            8
              Illinois...............................................................            4
              Indiana................................................................            2
              Iowa...................................................................            2
              Kansas.................................................................            8
              Kentucky...............................................................            2
              Missouri...............................................................            8
              Montana................................................................            5
              Nebraska...............................................................            5
              New Mexico.............................................................           13
              North Carolina.........................................................            1
              Oklahoma...............................................................           13
              Tennessee..............................................................            4
              Texas..................................................................           39
              Utah...................................................................            3
              Washington.............................................................            7
              Wyoming................................................................            3
                                                                                             -----
              Total..................................................................          147

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


                                                                       NUMBER OF SUPERSTORES     OPTIONS
                                                                       ---------------------     -------
         Fiscal Year 2000.........................................             9                   6
         Fiscal Year 2001.........................................             5                   4
         Fiscal Year 2002.........................................            14                  12
         Fiscal Year 2003.........................................            26                  26
         Fiscal Year 2004.........................................            20                  18
         Thereafter...............................................            73                  73
                                                                            ----                ----
         Total....................................................           147                 139

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

     The following table sets forth for the fiscal periods indicated the high and low closing market prices of the Company's Common Stock as reported on
Nasdaq:


                                                         HIGH              LOW
                                                     ------------      ------------
2000:
First Quarter                                        $      4.188      $      2.438
Second Quarter (May 1 through June 5, 2000)          $      2.688      $      1.250

1999:
First Quarter                                        $     15.313      $      8.625
Second Quarter                                       $     16.438      $      9.875
Third Quarter                                        $     11.125      $      4.625
Fourth Quarter                                       $      6.813      $      4.000

1998:
Second Quarter (June 12, 1998 to July 31, 1998)      $     14.000      $     11.000
Third Quarter                                        $     12.000      $      8.000
Fourth Quarter                                       $     19.125      $     10.250

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


                                                                                Fiscal Year
                                                 ---------------------------------------------------------------------------
 (In thousands, except per share data)              1999            1998            1997             1996            1995
                                                 -----------     -----------     -----------     -----------     -----------
                                                                     As              As              As              As
                                                                 Restated(1)     Restated(1)     Restated(1)     Restated(1)
INCOME STATEMENT DATA:
Merchandise revenue                              $   364,041     $   320,162     $   283,026     $   251,439     $   232,463
Rental video revenue                                  83,114          79,001          74,739          72,357          66,449
                                                 -----------     -----------     -----------     -----------     -----------
Total revenues                                       447,155         399,163         357,765         323,796         298,912
Merchandise cost of revenue(2)                       256,028         222,155         199,190         178,288         174,405
Rental video cost of revenue(3)                       32,184          49,069          25,904          24,645          25,322
                                                 -----------     -----------     -----------     -----------     -----------
Total cost of revenues                               288,212         271,224         225,094         202,933         199,727
Gross profit                                         158,943         127,939         132,671         120,863          99,185
Selling, general and administrative  expenses(4)     157,283         130,378         120,794         107,626          89,820
Development expenses                                      --              --              --           2,421           2,791
Pre-opening expenses                                   1,681           1,474           1,071             404             165
                                                 -----------     -----------     -----------     -----------     -----------
Operating income (loss)                                  (21)         (3,913)         10,806          10,412           6,409
Interest expense, net                                 (3,708)         (3,727)         (4,228)         (3,585)         (2,588)
Gain (loss) on sale of mall stores(5)                     --             454           1,734          (2,500)             --
Other, net                                               205             232             139             187             221
                                                 -----------     -----------     -----------     -----------     -----------
Income (loss) before income taxes                     (3,524)         (6,954)          8,451           4,514           4,042
Income tax expense (benefit)(6)                       (1,359)         (2,649)          3,347           1,736           5,514
                                                 -----------     -----------     -----------     -----------     -----------
Net income (loss)                                $    (2,165)    $    (4,305)    $     5,104     $     2,778     $    (1,472)
                                                 ===========     ===========     ===========     ===========     ===========
Basic income (loss) per share                    $     (0.19)    $     (0.41)    $      0.60     $      0.32     $     (0.17)
                                                 ===========     ===========     ===========     ===========     ===========
Diluted income (loss) per share                  $     (0.19)    $     (0.41)    $      0.58     $      0.32     $     (0.17)
                                                 ===========     ===========     ===========     ===========     ===========

Weighted-average common shares outstanding -          11,621          10,436           8,520           8,552           8,529
basic

Weighted-average common shares outstanding -          11,621          10,436           8,736           8,757           8,529
diluted

OTHER DATA:
Depreciation and amortization(3)(7)              $    32,923     $    55,331     $    33,606     $    28,535     $    26,998
Capital expenditures(8)                          $    47,310     $    42,568     $    55,753     $    40,510     $    48,358

STORE DATA:
Total selling square footage at end of period      2,829,269       2,385,432       2,078,264       1,828,649       1,716,859
Comparable-store revenues increase(9)                    4.0%            5.5%            7.0%            5.9%            4.1%



                                                                       January 31,
                                          -------------------------------------------------------------------
                                             2000         1999           1998          1997           1996
                                          -----------   -----------   -----------   -----------   -----------
                                                            As            As            As             As
                                                        Restated(1)   Restated(1)   Restated(1)   Restated(1)
BALANCE SHEET DATA:
Working capital                           $    67,295   $    64,866   $    29,500   $    41,455   $    23,690
Total assets                                  247,933       233,479       217,948       183,019       165,189
Total long-term debt, including current        54,260        44,979        51,612        51,873        38,916
maturities
Total shareholders' equity                     90,091        91,869        51,971        46,816        41,871

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

     Accounting Restatement (the "Restatement"). On March 7, 2000, the Company announced that its fourth quarter and fiscal 1999 results (and the previous four fiscal years' results) would be negatively impacted by certain accounting adjustments. As described in "Item 1. Business", "Item 3. Legal Proceedings", "Item 6. Selected Financial Data", and "Item 8. Financial Statements and Supplementary Data" and the notes to the consolidated financial statements set forth therein, the Company has made adjustments to restate its previously reported consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. The effects on the previously reported net income for the first three quarters of fiscal 1999, fiscal 1998, fiscal 1997, and the fiscal years prior to fiscal 1997 amounted to decreases of $0.7 million, $4.8 million, $3.5 million, and $16.3 million, respectively.

     Prior to the March 7, 2000 announcement, the Company determined that merchandise receipts for a portion of overall vendor deliveries had not been properly entered into the inventory system. As a result, the Company's accounting system did not completely capture certain merchandise cost of revenues specifically relating to shrinkage, and merchandise cost of revenue had been understated for the periods noted above.

     The Company uses accounts payable clearing accounts that, in part, are based upon a process of matching vendor invoices to receipt transactions generated when merchandise is physically received. Clearing accounts are established by store to record inventory received until matched with vendor invoices. Once an invoice is matched with a receipt, the invoice is transferred from the accounts payable clearing account to trade accounts payable for payment. Depending on the time of the year, over 100,000 invoices ($30 to $50 million) are processed through the individual store clearing accounts each month and in any fiscal year referenced above, merchandise receipts totaled between $250 million and $300 million. Greater than 95% of the receipts were processed correctly; however, between 1% and 5% of total receipts per year, were not captured and accounted for appropriately due to certain internal controls and procedures in place to capture exceptions not functioning as intended.

     Although the Company believed that internal controls and procedures in place during the periods referenced above provided accurate financial statements, the Company determined during the fourth quarter of fiscal 1999 that certain internal controls and procedures in place to capture the exceptions noted above were not functioning as intended. The Company had, over time, developed a proprietary accounting software system for the accounts payable process as well as the inventory control system. The Company determined its accounting systems, processes and internal control procedures did not capture those exceptions where inventory receipts were not recorded or did not precisely match vendor invoices nor provide the proper reconciliation of the Company's accounts payable clearing accounts. As a result, inappropriate balances accumulated over time in the accounts payable clearing accounts. As part of the restatement, such balances were required to be written-off as a charge to cost of revenue. Modifications to the accounting systems and management's review of processes and internal control procedures during the fourth quarter of fiscal 1999 identified certain internal controls and procedures that were not functioning as intended, and confirmed the magnitude of the impact on the Company's consolidated financial statements. The Company has implemented changes in both its accounts payable and inventory control systems relating to (i) timely reconciliation, (ii) effective communication, (iii) management review, (iv) training for both store level and corporate personnel, and (v) modification of systems to correct the errors and to ensure that the Company's merchandise cost of revenue is properly stated. Collectively, the accounts payable clearing account adjustments relating to cost of revenues aggregated $24.1 million pre-tax.

     In addition, on May 3, 2000, the Company announced that, as a result of its work to determine the impact of the restatement of the accounts payable clearing accounts, certain other accounting adjustments would also be required for the first three quarters of fiscal 1999 and the previous four fiscal years. The Company determined that certain internal controls and procedures in place related to the merchandise returns process were not functioning as intended. Accordingly, as part of the restatement, the Company recorded pre-tax charges totaling $7.4 million, including $5.8 million related to the merchandise returns process, including refused merchandise returns from vendors and the allowance for cost of inventory returns. The Company has implemented changes in both its estimation of the allowance for cost of inventory returns (see "Returns Process" below), and refused merchandise returns process to ensure that the Company's returns expense is properly stated. The $7.4 million charge also included charges of $0.7 million to correct an accrued benefit liability and $0.9 million to adjust certain other liability and reserve accounts.

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

     Returns Process. In general, merchandise inventory owned by the Company is returnable based upon return agreements with the Company's merchandise vendors. The Company continually returns merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or change in product offerings. At the end of any reporting period, there is inventory that has been returned to vendors or in the process of being returned to vendors for which the Company will be charged a fee. In order to appropriately match the expense associated with the return of merchandise with the process of returning the product, the Company utilizes an allowance for cost of inventory returns (the "Allowance"). To accrue for such fees charged by its vendors and estimate the Allowance, the Company utilizes historical experience adjusted for significant fee modifications by its vendors. The time of year and the product mix of inventory to be returned can have a significant effect on the ultimate cost to return the products; however, the Company evaluates and adjusts the Allowance on a quarterly basis.

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


                                                                Fiscal Year
                                                 ------------------------------------------
                                                    1999           1998             1997
                                                 ----------     -----------     -----------
                                                                As Restated     As Restated
Merchandise revenue                                    81.4%           80.2%           79.1%
Rental video revenue                                   18.6            19.8            20.9
                                                 ----------      ----------      ----------
     Total revenues                                   100.0           100.0           100.0
Merchandise cost of revenue                            70.3            69.4            70.4
Rental video cost of revenue                           38.7            62.1            34.7
                                                 ----------      ----------      ----------
     Total cost of revenues                            64.4            67.9            62.9
     Gross profit                                      35.6            32.1            37.1
Selling, general and administrative expenses           35.2            32.7            33.8
Pre-opening expenses                                    0.4             0.4             0.3
                                                 ----------      ----------      ----------
                                                       35.6            33.1            34.1
                                                 ----------      ----------      ----------
Operating income (loss)                                (0.0)           (1.0)            3.0
Other income (expense):
   Interest expense                                    (0.8)           (0.9)           (1.2)
   Gain on sale of mall stores                           --             0.1             0.5
   Other, net                                           0.0             0.1             0.0
                                                 ----------      ----------      ----------
                                                       (0.8)           (0.7)           (0.7)
                                                 ----------      ----------      ----------
     Income (loss) before income taxes                 (0.8)           (1.7)            2.3
Income tax expense (benefit)                           (0.3)           (0.7)            0.9
                                                 ----------      ----------      ----------
     Net income (loss)                                 (0.5)%          (1.0)%           1.4%
                                                 ==========      ==========      ==========


                                              Fiscal Year
                               -----------------------------------------
                                  1999            1998           1997
                               ----------      ----------     ----------
Hastings Superstores:
Beginning number of stores            129             117            111
Openings                               20              12              8
Closings *                             (2)             --             (2)
                               ----------      ----------     ----------
Ending number of stores               147             129            117
                               ==========      ==========     ==========

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

     Gross Profit. Total gross profit as a percent of total revenue decreased in fiscal 1999 to 35.6% compared to 36.7% for 1998 excluding the non-cash, non-recurring, pre-tax charge of $18.5 million discussed above, under - "Rental Video Cost Allocation." This decline was primarily the result of a $3.5 million pre-tax charge in the fourth quarter of fiscal 1999 for the write-down of certain merchandise inventory to the lower of cost or market. Lower than anticipated sales volume in the fourth quarter of fiscal 1999 resulted in management's decision to increase promotional discounts on certain products to stimulate sales and to increase inventory turnover and enhance cash flows. Such discounts resulted in lower of cost or market inventory adjustments. The remainder of the gross profit change from fiscal 1998 resulted from the increase in merchandise revenues from 80.2% to 81.4% of total revenues. Excluding the write-down, merchandise gross profit as a percentage of merchandise revenue remained constant at 30.6%. Gross profit as a percentage of revenue for rental video remained constant at 61.3% for fiscal 1999 compared to fiscal 1998, excluding the charge described above.

     Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to 35.2% of total revenues in fiscal 1999 from 32.7% in fiscal 1998. One factor contributing to this increase was the $5.1 million pre-tax charge for the costs associated with the closing of six superstores and one college bookstore. This charge includes the net present value of future minimum lease payments, write-off of property and equipment, and other related costs. Two of these superstores were closed as of the end of fiscal 1999, while the remainders were closed during the first quarter of fiscal 2000. Total returns expense (comprised of the cost of operating the Company's return center and cost associated with the return of merchandise inventory) for fiscal year 1999 was $9.1 million compared to $10.6 million for fiscal 1998.
The decrease was primarily due to a decline in costs associated with returns settlements with vendors, resulting from an improvement in the Company's vendor settlement process.

     Other factors contributing to the increase in SG&A were an increase of approximately $1.4 million in costs associated with the operation of the Company's Internet segment and increased costs related to the Company's superstore advertising program.

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

     Selling, General and Administrative Expenses. SG&A expenses decreased to 32.7% of total revenues in fiscal 1998 from 33.8% in fiscal 1997. The primary factors contributing to this decrease as a percentage of revenues were lower corporate human resources costs related to deferred compensation, reduced overall advertising and lower costs associated with the return of merchandise inventory. During the second quarter of fiscal 1997, the Company re-priced certain stock options granted to its Chief Executive Officer in fiscal 1992. The Company recognized a one-time pre-tax charge of $1.0 million as deferred compensation expense as a result of this event. Excluding this one-time charge would reduce fiscal 1997 selling, general and administrative expenses to 33.5% of fiscal 1997 revenue. Total returns expense (comprised of the cost of operating the Company's return center and cost associated with the return of merchandise inventory) for fiscal year 1998 was $10.6 million compared to $8.0 million for fiscal 1997. The increase was primarily due to an increase in the volume of merchandise returns and the costs associated with returns settlements with vendors, along with an increase in the cost of operating the Company's return center during fiscal year 1998.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          HASTINGS ENTERTAINMENT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                                                               PAGE

Independent Auditors' Report                                                                                    30

Consolidated Balance Sheets as of January 31, 2000 and 1999                                                     31

Consolidated Statements of Operations
      for the years ended January 31, 2000, 1999 and 1998                                                       32

Consolidated Statements of Shareholders' Equity
      for the years ended January 31, 2000, 1999 and 1998                                                       33

Consolidated Statements of Cash Flows
      for years ended January 31, 2000, 1999 and 1998                                                           34

Notes to Consolidated Financial Statements                                                                      35


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


/S/ KPMG LLP

Dallas, Texas
June 13, 2000

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            January 31, 2000 and 1999
                    (Dollars in thousands, except par value)


                                                                                            FISCAL
                                                                                 ------------------------------
                                                                                     1999              1998
                                                                                 ------------      ------------
                                                                                                    As Restated
                                                                                                     (note 2)
                                   ASSETS
Current assets:
   Cash                                                                          $      7,026      $      5,394
   Merchandise inventories, net                                                       152,065           149,601
   Income taxes receivable                                                              6,272             6,515
   Deferred income taxes                                                                  656                --
   Other current assets                                                                 4,968             4,506
                                                                                 ------------      ------------
         Total current assets                                                         170,987           166,016
Property and equipment, net                                                            73,242            64,781
Deferred income taxes                                                                   3,026             2,523
Other assets                                                                              678               159
                                                                                 ------------      ------------
                                                                                 $    247,933      $    233,479
                                                                                 ============      ============
                    LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
   Current maturities on long-term debt                                          $      5,372      $      5,345
   Trade accounts payable                                                              66,568            66,278
   Accrued expenses and other current liabilities                                      31,752            28,145
   Deferred income taxes                                                                   --             1,382
                                                                                 ------------      ------------
          Total current liabilities                                                   103,692           101,150
Long-term debt, excluding current maturities                                           48,888            39,634
Other liabilities                                                                       5,262               826
Shareholder' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued               --                --
   Common stock, $.01 par value; 75,000,000 shares authorized;
      11,736,923 shares issued;
      11,628,973 shares in 1999 and 11,553,168 shares in 1998 outstanding                 117               117
   Additional paid-in capital                                                          37,402            37,783
   Retained earnings                                                                   53,951            56,116
   Treasury stock, at cost                                                             (1,379)           (2,147)
                                                                                 ------------      ------------
                                                                                       90,091            91,869
Commitments and contingencies                                                              --                --
                                                                                 ------------      ------------
                                                                                 $    247,933      $    233,479
                                                                                 ============      ============



          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Years Ended January 31, 2000, 1999 and 1998
                      (In thousands, except per share data)


                                                                           FISCAL YEAR
                                                         ------------------------------------------------
                                                             1999              1998              1997
                                                         ------------      ------------      ------------
                                                                           As Restated       As Restated
                                                                            (note 2)           (note 2)

Merchandise revenue                                      $    364,041      $    320,162      $    283,026
Rental video revenue                                           83,114            79,001            74,739
                                                         ------------      ------------      ------------
         Total revenues                                       447,155           399,163           357,765

Merchandise cost of revenue                                   256,028           222,155           199,190
Rental video cost of revenue                                   32,184            49,069            25,904
                                                         ------------      ------------      ------------
         Total cost of revenues                               288,212           271,224           225,094
                                                         ------------      ------------      ------------

         Gross profit                                         158,943           127,939           132,671

Selling, general and administrative expenses                  157,283           130,378           120,794
Pre-opening expenses                                            1,681             1,474             1,071
                                                         ------------      ------------      ------------


         Operating income (loss)                                  (21)           (3,913)           10,806

Other income (expense):
   Interest expense                                            (3,708)           (3,727)           (4,228)
   Gain on sale of mall stores                                     --               454             1,734
   Other, net                                                     205               232               139
                                                         ------------      ------------      ------------

         Income (loss) before income taxes                     (3,524)           (6,954)            8,451


Income tax expense (benefit)                                   (1,359)           (2,649)            3,347
                                                         ------------      ------------      ------------

         Net income (loss)                               $     (2,165)     $     (4,305)     $      5,104
                                                         ============      ============      ============

Basic income (loss) per share                            $      (0.19)     $      (0.41)     $       0.60
                                                         ============      ============      ============
Diluted income (loss) per share                          $      (0.19)     $      (0.41)     $       0.58
                                                         ============      ============      ============

Weighted-average common shares outstanding - basic             11,621            10,436             8,520
Dilutive effect of stock options                                   --                --               216
                                                         ------------      ------------      ------------
Weighted-average common shares outstanding - diluted           11,621            10,436             8,736
                                                         ============      ============      ============

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                   Years ended January 31, 2000, 1999 and 1998
                        (In thousands, except share data)




                                                                                                            REDEMPTION
                                                                                                             VALUE OF
                                                                                                           COMMON STOCK
                                                                                                             HELD BY       TOTAL
                                       COMMON STOCK      ADDITIONAL                   TREASURY STOCK        ESTATE OF      SHARE-
                                   --------------------   PAID-IN      RETAINED    ----------------------   COMPANY'S     HOLDERS'
                                     SHARES     AMOUNT    CAPITAL      EARNINGS      SHARES      AMOUNT      FOUNDER       EQUITY
                                   ----------  --------  ----------   ----------   ----------   ---------  ------------ ------------
 Balances at January 31, 1997
   as previously reported           8,652,923  $     87  $    1,584   $   71,721       95,478   $    (823)  $   (9,500)  $   63,069
Restatement adjustments (note 2)           --        --          --      (16,253)          --          --           --      (16,253)
                                   ----------  --------  ----------   ----------   ----------   ---------   ----------   ----------
Balances at January 31, 1997 as
   restated (note 2)                8,652,923        87       1,584       55,468       95,478        (823)      (9,500)      46,816
Purchase of treasury stock                 --        --          --           --       11,035        (182)          --         (182)
Sale of treasury stock                     --        --           2           --      (10,544)         13           --           15
Exercise of stock options                  --        --           5           --       (6,612)        160           --          165
Shares transferred to fund ASOP            --        --          63           --      (10,092)        120           --          183
Redemption of Common Stock
   held by estate of Company's
   founder                                 --        --          --           --      108,460      (1,479)       1,500           21
Dividends ($.018 per share)                --        --          --         (151)          --          --           --         (151)
Net income                                 --        --          --        5,104           --          --           --        5,104
                                   ----------  --------  ----------   ----------   ----------   ---------   ----------   ----------

Balances at January 31, 1998 as
  restated (note 2)                 8,652,923        87       1,654       60,421      187,725      (2,191)      (8,000)      51,971
Issuance of Common Stock            3,084,000        30      36,135           --           --          --           --       36,165
Issuance of treasury stock                 --        --          --           --       (2,695)         31           --           31
Receipt of treasury shares
   upon exercise of stock options          --        --          --           --       12,453        (148)          --         (148)
Exercise of stock options                  --        --          (6)          --      (13,728)        161           --          155
Termination of Common Stock
   redemption agreement                    --        --          --           --           --          --        8,000        8,000
Net loss                                   --        --          --       (4,305)          --          --           --       (4,305)
                                   ----------  --------  ----------   ----------   ----------   ---------   ----------   ----------

Balances at January 31, 1999 as
   restated (note 2)               11,736,923       117      37,783       56,116      183,755      (2,147)          --       91,869
Issuance of treasury stock                 --        --         (18)          --       (3,893)         53           --           35
Receipt of treasury shares
  upon exercise of stock options           --        --          --           --       65,454        (996)          --         (996)

Exercise of stock options,
   including tax benefits
   of $0.3 million                         --        --        (363)          --     (137,366)      1,711           --        1,348
Net loss                                   --        --          --       (2,165)          --          --           --       (2,165)
                                   ----------  --------  ----------   ----------   ----------   ---------   ----------   ----------

Balances at January 31, 2000       11,736,923  $    117  $   37,402   $   53,951      107,950   $  (1,379)  $       --   $   90,091
                                   ==========  ========  ==========   ==========   ==========   =========   ==========   ==========


          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years ended January 31, 2000, 1999 and 1998
                             (Dollars in thousands)


                                                                                             FISCAL YEAR
                                                                          --------------------------------------------------
                                                                              1999               1998               1997
                                                                          ------------       ------------       ------------
                                                                                              As Restated       As Restated
                                                                                               (note 2)           (note 2)
Cash flows from operating activities:
     Net income (loss)                                                    $     (2,165)      $     (4,305)      $      5,104
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization                                        32,923             55,331             33,606
           Gain on sale of mall stores, net                                         --               (454)            (1,734)
           Loss on rental videos lost, stolen and defective                      2,938              3,459              1,651
           Loss on disposal of non-rental video assets                           3,023                297                733
           Deferred income tax                                                  (2,541)            (3,354)              (674)
           Deferred compensation                                                    --                 --              1,040
           Changes in operating assets and liabilities:
              Merchandise inventories                                           (2,464)           (21,090)           (17,503)
              Other current assets                                                (462)              (692)              (418)
              Trade accounts payable and accrued expenses                        3,897             (8,804)            32,141
              Income taxes receivable                                              243             (7,064)             2,085
              Other assets and liabilities, net                                  3,917              1,260                157
                                                                          ------------       ------------       ------------
                 Net cash provided by operating activities                      39,309             14,584             56,188
                                                                          ------------       ------------       ------------

Cash flows from investing activities:
     Purchases of property and equipment                                       (47,310)           (42,568)           (55,753)
                                                                          ------------       ------------       ------------
                 Net cash used in investing activities                         (47,310)           (42,568)           (55,753)
                                                                          ------------       ------------       ------------

Cash flows from financing activities:
     Borrowings under revolving credit facility                                331,850            283,600             22,100
     Repayments under revolving credit facility                               (317,250)          (289,950)           (22,000)
     Payments under long-term debt and capital lease obligations                (5,319)              (283)              (218)
     Payment of dividends                                                           --                 --               (151)
     Purchase of treasury stock                                                     --                 --             (1,661)
     Proceeds from sale of treasury stock                                           --                 --                198
     Proceeds from exercise of stock options                                       352                  6                165
     Proceeds from issuance of stock                                                --             36,165                 --
                                                                          ------------       ------------       ------------
                 Net cash provided by (used in) financing activities             9,633             29,538             (1,567)
                                                                          ------------       ------------       ------------

Net increase (decrease) in cash and cash equivalents                             1,632              1,554             (1,132)
Cash at beginning of year                                                        5,394              3,840              4,972
                                                                          ------------       ------------       ------------
Cash at end of year                                                       $      7,026       $      5,394       $      3,840
                                                                          ============       ============       ============

          See accompanying notes to consolidated financial statements.

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

(2)    FINANCIAL STATEMENT RESTATEMENTS

       On March 7, 2000, the Company announced that its fourth quarter and fiscal 1999 results (and the previous four fiscal years' results) would be negatively impacted by certain accounting adjustments. The effects on the previously reported net income for the first three quarters of fiscal 1999, fiscal 1998, fiscal 1997, and the fiscal years prior to fiscal 1997 amounted to decreases of $0.7 million, $4.8 million, $3.5 million and $16.3 million, respectively. Prior to the March 7 announcement, the Company determined that merchandise receipts for a portion of overall vendor deliveries had not been properly entered into the inventory control system. As a result, the Company's accounting system did not completely capture the merchandise cost of revenue specifically relating to shrinkage, and merchandise cost of revenue had been understated for the periods noted above.

       The Company uses accounts payable clearing accounts that, in part, are based upon a process of matching vendor invoices to receipt transactions generated when merchandise is physically received. Clearing accounts are established by store to record inventory received until matched with vendor invoices. Once an invoice is matched with a receipt, the invoice is transferred from the accounts payable clearing account to trade accounts payable for payment.

       Although the Company believed that internal controls and procedures in place during the periods referenced above provided accurate financial statements, the Company determined during the fourth quarter of fiscal 1999 that certain internal controls and procedures in place to capture the exceptions noted above were not functioning as intended. The Company had, over time, developed a proprietary accounting software system for the accounts payable process as well as the inventory control system. The Company determined its accounting systems, processes and internal control procedures did not capture those exceptions where inventory receipts were not recorded or did not precisely match vendor invoices nor provide the reconciliation of the Company's accounts payable clearing accounts. As a result, inappropriate balances accumulated over time in the accounts payable clearing accounts. As part of the restatement, such balances were required to be written-off as a charge to cost of revenue. Collectively, the accounts payable clearing account adjustments relating to cost of revenues aggregated $24.1 million pre-tax.

       In addition, on May 3, 2000, the Company announced that as a result of its work to determine the impact of the restatement of the accounts payable clearing accounts, certain other accounting adjustments would also be required for the first three quarters of fiscal 1999 and the previous four fiscal years. The Company determined that certain internal controls and procedures in place related to the merchandise returns process were not functioning as intended. Accordingly, as part of the restatement, the Company recorded pre-tax charges totaling $7.4 million including: (i) $5.8 million related to the merchandise returns process, including refused merchandise returns from vendors and the allowance for cost of inventory returns; (ii) $0.7 million to correct an accrued benefit liability; and (iii) $0.9 to adjust certain other liability and reserve accounts.

       The accounting adjustments that were required to restate the Company's consolidated financial statements for fiscal 1998 and 1997, and retained earnings as of January 31, 1997 are as follows:

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


--------------------------------------------------------------------------------
                                                 CONSOLIDATED BALANCE SHEET
     (Dollars in thousands)                       AS OF JANUARY 31, 1999
--------------------------------------------------------------------------------

                                                As
                                             Previously             As
                                              Reported           Restated
                                             ------------       ------------
                 ASSETS
Current assets:
   Cash                                      $      5,394       $      5,394
   Merchandise inventories, net                   145,432            149,601
   Income taxes receivable                            807              6,515
   Deferred income taxes                            1,636                 --
   Other current assets                             4,599              4,506
                                             ------------       ------------
         Total current assets                     157,868            166,016
Property and equipment, net                        64,124             64,781
Deferred income taxes                                  --              2,523
Other assets                                          159                159
                                             ------------       ------------
                                             $    222,151       $    233,479
                                             ============       ============
  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Current maturities on long-term debt      $      5,345       $      5,345
   Trade accounts payable                          42,406             66,278
   Accrued expenses and other current
      liabilities                                  17,937             28,145
   Deferred income taxes                               --              1,382
                                             ------------       ------------
          Total current liabilities                65,688            101,150
Long-term debt, excluding current
   maturities                                      39,634             39,634
Other liabilities                                      --                826
Deferred income taxes                                 696                 --
Shareholder' equity:
   Common stock                              $        117       $        117
   Additional paid-in capital                      37,530             37,783
   Retained earnings                               80,633             56,116
   Treasury stock, at cost                         (2,147)            (2,147)
                                             ------------       ------------
                                                  116,133             91,869
                                             ------------       ------------
                                                  222,151            233,479
                                             ============       ============


  ------------------------------------------------ ----------------------------------------------------------------
                                                                    CONSOLIDATED STATEMENTS OF OPERATIONS
  (In thousands, except per share data)                                           FISCAL YEAR
-------------------------------------------------- ----------------------------------------------------------------
                                                           1998            1998           1997             1997
                                                       ------------    ------------    ------------    ------------
                                                             As                             As
                                                         Previously        As            Previously         As
                                                          Reported       Restated        Reported         Restated
                                                       ------------    ------------    ------------    ------------
Merchandise revenue                                    $    319,667    $    320,162    $    283,026    $    283,026
Rental video revenue                                         79,001          79,001          74,739          74,739
                                                       ------------    ------------    ------------    ------------
         Total revenues                                     398,668         399,163         357,765         357,765


Merchandise cost of revenue                                 219,546         222,155         194,359         199,190
Rental video cost of revenue                                 49,139          49,069          26,546          25,904
                                                       ------------    ------------    ------------    ------------
        Total cost of revenues                              268,685         271,224         220,905         225,094
                                                       ------------    ------------    ------------    ------------

        Gross profit                                        129,983         127,939         136,860         132,671

Selling, general and administrative expenses                125,611         130,378         118,566         120,794
Pre-opening expenses                                          1,474           1,474           1,071           1,071
                                                       ------------    ------------    ------------    ------------
                                                            127,085         131,852         119,637         121,865
                                                       ------------    ------------    ------------    ------------

         Operating income (loss)                              2,898          (3,913)         17,223          10,806

Other income (expenses):
   Interest expense                                          (3,727)         (3,727)         (4,228)         (4,228)

   Gain  on sale of mall stores                               1,454             454             734           1,734
   Other, net                                                   232             232             139             139
                                                       ------------    ------------    ------------    ------------
                                                             (2,041)         (3,041)         (3,355)         (2,355)
                                                       ------------    ------------    ------------    ------------
         Income (loss) before income taxes                      857          (6,954)         13,868           8,451

Income tax expense (benefit)                                    392          (2,649)          5,270          (3,347)
                                                       ------------    ------------    ------------    ------------

         Net income (loss)                             $        465    $     (4,305)   $      8,598    $      5,104
                                                       ============    ============    ============    ============

Basic income (loss) per share                          $       0.04    $      (0.41)   $       1.01    $       0.60
                                                       ============    ============    ============    ============
Diluted income (loss) per share                        $       0.04    $      (0.41)   $       0.98    $       0.58
                                                       ============    ============    ============    ============

Weighted-average common shares outstanding - basic           10,436          10,436           8,520           8,520
Dilutive effect of stock options                                156              --             216             216
                                                       ------------    ------------    ------------    ------------

Weighted-average common shares outstanding - diluted         10,592          10,436           8,736           8,736
                                                       ============    ============    ============    ============

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

(4)    MERCHANDISE INVENTORIES

       Merchandise inventories consisted of the following (dollars in thousands):


                                                    1999               1998
                                                 ------------      ------------
Merchandise inventories:
    Music                                        $     51,921      $     52,991
    Books                                              59,069            55,510
    Videos                                             24,525            21,218
    Other                                              19,094            22,028
                                                 ------------      ------------
                                                      154,609           151,747
     Less allowance for inventory shrinkage
       and obsolescence                                 2,544             2,146
                                                 ------------      ------------
                                                 $    152,065      $    149,601
                                                 ============      ============

       During fiscal 1999 and 1998, the Company purchased approximately 20% and 22%, respectively, of all products (defined herein as merchandise inventories and rental videos) from three suppliers.

       The Company recorded a $3.5 million pre-tax charge at January 31, 2000 related to valuing inventory at the lower of cost or market. Lower than anticipated sales volume in the fourth quarter of fiscal 1999 resulted in management's decision to increase promotional discounts on certain products to stimulate sales and to increase inventory turnover and enhance cash flows. Such discounts resulted in lower of cost or market inventory adjustments.

(5)    PROPERTY AND EQUIPMENT

       Property and equipment consist of the following (dollars in thousands):


                                                   1999              1998
                                               ------------      ------------
Rental videos                                  $     58,452      $     68,886
Furniture and equipment                              78,984            67,947
Leasehold improvements                               46,410            39,958
Property under capital leases                         2,126             1,982
                                               ------------      ------------

                                                    185,972           178,773
        Less accumulated depreciation and
          amortization (note 3)                     112,730           113,992
                                               ------------      ------------

                                               $     73,242      $     64,781
                                               ============      ============

       Accumulated depreciation and amortization of property and equipment includes $1.1 million and $.9 million of accumulated amortization of equipment under capital leases at January 31, 2000 and 1999, respectively.

(6)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities consisted of the following (dollars in thousands):



                                                 1999               1998
                                             ------------      ------------
Allowance for cost of inventory returns      $      9,463      $     11,418
   Deferred gift card revenue                       5,726             2,614
Salaries, vacation, and bonus                       3,748             3,206
Other                                              12,815            10,907
                                             ------------      ------------
   Total                                     $     31,752      $     28,145
                                             ============      ============

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

 (7)   LONG-TERM DEBT

       Long-term debt and capitalized lease obligations consisted of the following (dollars in thousands):


                                                      1999             1998
                                                  ------------      ------------

Revolving credit facility                         $     32,250      $     17,650
Series A senior notes                                   20,000            25,000
Capitalized lease obligations (note 5 and 8)             1,492             1,583
Other                                                      518               746
                                                  ------------      ------------

                                                        54,260            44,979
        Less current maturities                          5,372             5,345
                                                  ------------      ------------

                                                  $     48,888      $     39,634
                                                  ============      ============

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

         The aggregate maturities of long-term debt and capitalized lease obligations for years subsequent to fiscal 1999 are as follows (dollars in thousands):


      2000      $      5,372
      2001            37,632
      2002             5,230
      2003             5,193
      2004               224
Thereafter               609
                ------------

                $     54,260
                ============

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


                               1999               1998              1997
                            ------------      ------------      ------------
Minimum rentals             $     15,444      $     13,280      $     11,555
Contingent rentals                 1,728             1,769             1,710
Less sublease income                 279               138               151
                            ------------      ------------      ------------
        Rental expense      $     16,893      $     14,911      $     13,114
                            ============      ============      ============

       Future minimum lease payments under non-cancelable operating leases, excluding certain leases assumed by another party (see note15), and the present value of future minimum capital lease payments as of January 31, 2000 are (dollars in thousands):


                                                                       CAPITAL           OPERATING
                                                                       LEASES             LEASES
                                                                    ------------      ------------
                  2000                                              $        254      $     16,628
                  2001                                                       257            16,097
                  2002                                                       259            14,742
                  2003                                                       268            13,147
                  2004                                                       280            11,005
            Thereafter                                                       688            32,470
                                                                    ------------      ------------

                    Total minimum lease payments                           2,006           104,089
            Less net present value of sublease income                                          889
                                                                                      ------------

                    Net minimum lease payments under
                      operating leases                                                $    103,200
                                                                                      ============

            Less amount representing imputed interest                        514
                                                                    ------------

                    Total obligations under capital leases                 1,492
            Less current principal maturities of capital lease
                Obligations                                                  139
                                                                    ------------

                    Obligations under capital leases,
                      excluding current maturities                  $      1,353
                                                                    ============

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

(9)    INCOME TAXES

       Income tax expense (benefit) consists of the following (dollars in thousands):


                                 1999             1998              1997
                              ----------       ----------       ----------

Current Federal               $    1,214       $      600       $    3,257
Current state and local              (32)             105              764
Deferred Federal                  (2,156)          (2,861)            (444)
Deferred state and local            (385)            (493)            (230)
                              ----------       ----------       ----------
                              $   (1,359)      $   (2,649)      $    3,347
                              ==========       ==========       ==========

       The difference between expected income tax expense (computed by applying the statutory rate of 34% for fiscal 1999, 34% for fiscal 1998 and 35% for fiscal 1997 to income (loss) before income taxes) and actual income tax expense (benefit) is as follows (dollars in thousands):



                                                   1999               1998               1997
                                               ------------       ------------       ------------

Computed "expected" tax expense (benefit)      $     (1,198)      $     (2,364)      $      2,958
State and local income taxes, net of
    federal income tax effect                          (275)              (255)               347
Other                                                   114                (30)                42
                                               ------------       ------------       ------------

                                               $     (1,359)      $     (2,649)      $      3,347
                                               ============       ============       ============

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

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):


                                                        1999               1998
                                                    ------------      ------------
Deferred tax assets:
    Gift cards                                      $        431      $        197
    Abandoned leases                                       2,461               597
    Deferred rent                                            586               563
    Compensated absences                                     492               402
    Deferred compensation                                    392               392
    Deferred lease incentives                                971                --
    Property and equipment, principally due to
      different depreciation methods for
      financial reporting and income tax
      purposes                                                --             1,374
    Other                                                    132               128
                                                    ------------      ------------

          Total deferred tax assets                        5,465             3,653

Deferred tax liabilities:
    Inventories, principally due to the
      measurement of cost using LIFO for
      income tax purposes prior to fiscal 1998             1,274             2,512
    Property and equipment, principally due to
      different depreciation methods for
      financial reporting and income tax
      purposes                                               509                --
                                                    ------------      ------------

          Total deferred tax liabilities                   1,783             2,512
                                                    ------------      ------------

          Net deferred tax assets                   $      3,682      $      1,141
                                                    ============      ============

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


(10)   401K AND ASOP

       Employees who have attained age 21 are eligible to participate in the Company's 401k plan and may elect to contribute up to 15 percent of their salary, subject to federal limitations, to the plan. Employer contributions are determined at the discretion of the Company and are allocated solely to those employees who are participating in the plan and have completed one year of service. Amounts expensed related to the plan were $0.2 million, $0.3 million and $0.5 million during fiscal 1999, 1998 and 1997, respectively.

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

       A summary of information with respect to all stock option plans is as follows:


                                                                               WEIGHTED-
                                                                                AVERAGE
                                                                                EXERCISE
                                                              OPTIONS            PRICE
                                                           ------------       ------------
Outstanding at January 31, 1997                            $  1,531,668       $      12.33
    Granted                                                     932,617              13.20
    Exercised                                                    (6,612)              6.48
    Forfeited                                                  (660,119)             15.30
                                                           ------------       ------------

Outstanding at January 31, 1998                               1,797,554              11.72
    Granted                                                     787,162              11.05
    Exercised                                                   (13,728)             13.35
    Forfeited                                                  (654,304)             13.56
                                                           ------------       ------------

Outstanding at January 31, 1999                               1,916,684              10.80
    Granted                                                     372,540               9.52
    Exercised                                                  (137,366)              7.61
    Forfeited                                                  (337,893)             11.39
                                                           ------------       ------------

Outstanding at January 31, 2000                            $  1,813,965       $      10.67
                                                           ============       ============

 Reserved and available for grant at January 31, 2000           485,721


       At January 31, 2000, the options outstanding and options exercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.


                                                                                   WEIGHTED-
                                                                 WEIGHTED-         AVERAGE
                                                                 AVERAGE           REMAINING
                                                 OPTIONS      EXERCISE PRICE    CONTRACTUAL LIFE
                                                ----------    --------------    ----------------
RANGE:  $5.25 - $9.99
Options outstanding at January 31, 2000            393,277      $     7.21         5.18 years
Options exercisable at January 31, 2000            192,720      $     6.46

RANGE:  $10.00 - $14.99
Options outstanding at January 31, 2000          1,395,570      $    11.57         7.12 years
Options exercisable at January 31, 2000            864,647      $    11.43

PRICE:  $15.00
Options outstanding at January 31, 2000             25,118      $    15.00         2.57 years
Options exercisable at January 31, 2000             10,548      $    15.00

       At January 31, 2000, 1999 and 1998, the number of options exercisable was 1,067,915, 980,139 and 771,649, respectively, and the weighted-average exercise price of those options was $10.57, $9.98 and $9.77, respectively.

       The Company applies APB 25 and related interpretations in accounting for its Plans. Since the Company grants all stock options, except for options granted and re-priced to the Company's Chief Executive Officer and RSUs as described above, with an exercise price equal to or greater than the current market price of the stock on the grant date, compensation expense recorded is not significant. Had the Company determined compensation cost based on the fair/minimum value at the date of grant for its stock options under SFAS 123, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):


                                 1999             1998            1997
                               ---------       ---------       ---------
Net income (loss):
    As reported                $  (2,165)         (4,305)          5,104
    Pro forma                     (3,419)         (5,196)          4,546

Income (loss) per share:
    As reported - basic            (0.19)          (0.41)           0.60
    As reported - diluted          (0.19)          (0.41)           0.58
    Pro forma - basic              (0.29)          (0.50)           0.53
    Pro forma - diluted            (0.29)          (0.50)           0.52

       The per share weighted-average exercise price and the per share weighted-average minimum and fair value of stock options at the date of grant, using the Black-Scholes option-pricing model for SFAS 123 disclosure purposes, is as follows:


                                                                                                                 MINIMUM
                                             EXERCISE PRICE                            FAIR VALUE                 VALUE
                                ------------------------------------------      --------------------------      ----------
                                   1999            1998            1997           1999             1998            1997
                                ----------      ----------      ----------      ----------      ----------      ----------
Options granted at
    market price                $     9.54           10.55           13.64            6.41            7.06            6.48

Options granted at prices
    exceeding market price           12.00           12.94           16.53            0.31            2.82            4.14

Options granted at prices
    below market price                7.62            6.19           11.06            5.71            4.55            7.25

Total options granted                 9.52           11.05           13.20            6.19            7.58            6.26

       The following assumptions were used in the calculation:


                                1999             1998             1997
                             ----------       ----------        ---------
Expected dividend yield      $       --               --               --
Risk-free interest rate            6.62%            5.26%            6.47%
Expected life in years          3 to 10          3 to 10          3 to 10
Volatility                          .58              .59               --

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


1999:                                 RETAIL           INTERNET
(Dollars in thousands)                STORES          OPERATIONS           TOTAL
                                   ------------      ------------       ------------
Total revenue                      $    447,010               145       $    447,155


Depreciation and amortization      $     32,664               259       $     32,923

Operating income (loss)            $      1,712            (1,733)      $        (21)

Total assets                       $    246,858             1,075       $    247,933

Capital expenditures               $     46,487               823       $     47,310



1998:                            RETAIL            INTERNET
(Dollars in thousands)           STORES            OPERATIONS           TOTAL
                               ------------       ------------       ------------
Total revenue                  $    399,133                 30       $    399,163


Depreciation and amortization  $     55,291                 40       $     55,331

Operating income (loss)        $     (3,685)              (228)      $     (3,913)

Total assets                   $    233,256                223       $    233,479

Capital expenditures           $     42,325                243       $     42,568

(17)     INTERIM FINANCIAL RESULTS (UNAUDITED)


FISCAL 1999:                                                                     QUARTER
-----------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share data              First            Second            Third             Fourth
-----------------------------------------------------------------------------------------------------------------------
                                                      As Restated       As Restated       As Restated

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



FISCAL 1998:                                                                     QUARTER
-----------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share data            First            Second             Third              Fourth
-----------------------------------------------------------------------------------------------------------------------
                                                   As Restated        As Restated        As Restated        As Restated

Total revenues                                    $     89,882       $     91,187       $     91,622       $    126,472

Total cost of revenues(c)                               58,414             56,797             58,491             97,522

Selling, general and administrative expenses            27,299             32,317             33,913             36,849

Development and pre-opening expenses                       159                611                647                 57

Operating income (loss)                                  4,010              1,462             (1,429)            (7,956)

Interest and other expense, net                          1,199                955                746                595

Gain on sale of mall stores(d)                              --                 --                 --                454

Income (loss) before taxes                               2,811                507             (2,175)            (8,097)

Income tax expense (benefit)                             1,077                217               (831)            (3,112)

Net income (loss)                                        1,734                290             (1,344)            (4,985)

Basic income (loss) per share                     $       0.20       $       0.03       $      (0.12)      $      (0.43)

Diluted income (loss) per share                   $       0.20       $       0.03       $      (0.12)      $      (0.43)

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


FISCAL 1999:                                                           QUARTER
-----------------------------------------------------------------------------------------------------
Dollars in thousands, except per share data           First             Second              Third
-----------------------------------------------------------------------------------------------------
Total cost of revenue:
     As previously reported                        $     62,197       $     63,674       $     64,068
     Adjustments:
      Shrinkage expense                                    (567)               954              1,311
      Inventory costing                                    (430)               752                (20)
                                                   ------------       ------------       ------------
      As restated                                  $     61,200       $     65,380       $     65,359
                                                   ============       ============       ============

Selling, general and administrative expenses:
     As previously reported                        $     34,631       $     33,912       $     38,604
     Adjustment:
     Cost of merchandise returns to vendors                (536)               181               (547)
                                                   ------------       ------------       ------------
     As restated                                   $     34,095       $     34,093       $     38,057
                                                   ============       ============       ============

Operating income (loss):
     As previously reported                        $      3,572       $      4,314       $     (2,612)
     Adjustments                                          1,533             (1,887)              (744)
                                                   ------------       ------------       ------------
     As restated                                   $      5,105       $      2,427       $     (3,356)
                                                   ============       ============       ============

Income (loss) before taxes:
     As previously reported                        $      2,750       $      3,359       $     (3,638)
     Adjustments                                          1,533             (1,887)              (744)
                                                   ------------       ------------       ------------
     As restated                                   $      4,283       $      1,472       $     (4,382)
                                                   ============       ============       ============

Income tax expense (benefit):
     As previously reported                        $      1,045       $      1,271       $     (1,384)
     Adjustments                                            540               (665)              (262)
                                                   ------------       ------------       ------------
     As restated                                   $      1,585       $        606       $     (1,646)
                                                   ============       ============       ============

Net income (loss):
 As previously reported                            $      1,705       $      2,088       $     (2,254)
  Adjustments                                               993             (1,222)              (482)
                                                   ------------       ------------       ------------
 As restated                                       $      2,698       $        866       $     (2,736)
                                                   ============       ============       ============

Basic income (loss) per share:
   As previously reported                          $       0.15       $       0.18       $      (0.19)
   Adjustments                                             0.08              (0.11)             (0.05)
                                                   ------------       ------------       ------------
   As restated                                     $       0.23       $       0.07       $      (0.24)
                                                   ============       ============       ============

Diluted income (loss) per share:
   As previously reported                          $       0.15       $       0.18       $      (0.19)
   Adjustments                                             0.08              (0.11)             (0.05)
                                                   ------------       ------------       ------------
   As restated                                     $       0.23       $       0.07       $      (0.24)
                                                   ============       ============       ============

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


FISCAL 1998:                                                                       QUARTER
------------------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except per share data                First             Second              Third            Fourth
------------------------------------------------------------------------------------------------------------------------------
                                                          As restated       As restated        As restated        As restated
Total revenues:
     As previously reported                              $     89,387       $     91,187       $     91,622       $    126,472
     Adjustment:
     Timing of gift certificate revenue recognition               495                 --                 --                 --
                                                         ------------       ------------       ------------       ------------
     As restated                                         $     89,882       $     91,187       $     91,622       $    126,472
                                                         ============       ============       ============       ============
Total cost of revenue:
     As previously reported                              $     57,717       $     55,716       $     56,455       $     98,797
     Adjustments:
     Shrinkage expense                                          1,114                437              2,006               (874)
     Inventory costing                                           (417)               644                 30               (401)
                                                         ------------       ------------       ------------       ------------
     As restated                                         $     58,414       $     56,797       $     58,491       $     97,522
                                                         ============       ============       ============       ============
Selling, general and administrative expenses:
     As previously reported                              $     28,373       $     30,928       $     31,590       $     34,720
     Adjustment:
     Cost of merchandise returns to vendors                    (1,074)             1,389              2,323              2,129
                                                         ------------       ------------       ------------       ------------
    As restated                                          $     27,299       $     32,317       $     33,913       $     36,849
                                                         ============       ============       ============       ============
Operating income (loss):
     As previously reported                              $      3,138       $      3,932       $      2,930       $     (7,102)
     Adjustments                                                  872             (2,470)            (4,359)              (854)
                                                         ------------       ------------       ------------       ------------
    As restated                                          $      4,010       $      1,462       $     (1,429)      $     (7,956)
                                                         ============       ============       ============       ============

Gain on sale of mall stores
     As previously reported                              $         --       $         --       $         --       $      1,454
     Adjustments:
     Recognition  of gain on mall stores                           --                 --                 --             (1,000)
                                                         ------------       ------------       ------------       ------------
    As restated                                          $         --       $         --       $         --       $        454
                                                         ============       ============       ============       ============
Income (loss) before taxes:
    As previously reported                               $      1,939       $      2,977       $      2,184       $     (6,243)
    Adjustments                                                   872             (2,470)            (4,359)            (1,854)
                                                         ------------       ------------       ------------       ------------
    As restated                                          $      2,811       $        507       $     (2,175)      $     (8,097)
                                                         ============       ============       ============       ============
Income tax expense (benefit):
    As previously reported                               $        737       $      1,179       $        866       $     (2,390)
    Adjustments                                                   340               (962)            (1,697)              (722)
                                                         ------------       ------------       ------------       ------------
    As restated                                          $      1,077       $        217       $       (831)      $     (3,112)
                                                         ============       ============       ============       ============
Net income (loss):
    As previously reported                               $      1,202       $      1,798       $      1,318       $     (3,853)
    Adjustments                                                   532             (1,508)            (2,662)            (1,132)
                                                         ------------       ------------       ------------       ------------
    As restated                                          $      1,734       $        290       $     (1,344)      $     (4,985)
                                                         ============       ============       ============       ============
Basic income (loss) per share:
   As previously reported                                $       0.14       $       0.18       $       0.11       $      (0.33)
   Adjustments                                                   0.06              (0.15)             (0.23)             (0.10)
                                                         ------------       ------------       ------------       ------------
   As restated                                           $       0.20       $       0.03       $      (0.12)      $      (0.43)
                                                         ============       ============       ============       ============
Diluted income (loss) per share:
   As previously reported                                $       0.14       $       0.17       $       0.11       $      (0.33)
   Adjustments                                                   0.06              (0.14)             (0.23)             (0.10)
                                                         ------------       ------------       ------------       ------------
   As restated                                           $       0.20       $       0.03       $      (0.12)      $      (0.43)
                                                         ============       ============       ============       ============

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


     All executive officers are chosen by the Company's Board of Directors and serve at the Board's discretion. Set forth below is information concerning the business experience of the executive officers of the Company (other than Messers. Marmaduke and Godfrey, information with respect to whom is set forth above under the caption "Directors of the Company").


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



                                                                   Annual
                                                                Compensation             Long Term Compensation
                                                           -------------------------   -------------------------
                                                                                                Awards
                                                                                       -------------------------
                                                                                                     Securities
                                                                                       Restricted    Underlying
              Name and                                                                   Stock         Option/      All Other
              Principal                                      Salary        Bonus        Award(s)         SARs      Compensation
              Position                           Year          ($)          ($)           ($)            (#)            ($)
--------------------------------------       -----------   -----------   -----------   ----------    -----------   -----------
John H. Marmaduke                                   1999   $   174,750   $   228,375          -0-         32,500   $     9,047(1)
Chairman of the Board, President and                1998   $   164,060   $   240,141          -0-         17,500   $     8,365
Chief Executive Officer                             1997   $   156,991   $   234,326          -0-         65,767   $     6,622
                                             -----------   -----------   -----------   ----------    -----------   -----------
Robert A. Berman                                    1999   $   100,000   $    76,250   $   31,667(2)      43,000   $     7,096(4)
Vice President of Store Operations                  1998   $    90,000   $    44,998   $   59,998(3)       9,000   $     1,684
                                                    1997   $    86,550   $    48,167          -0-         55,649           -0-
                                             -----------   -----------   -----------   ----------    -----------   -----------
Michael Woods                                       1999   $    87,500   $    70,000          -0-         33,000   $     4,089(5)
Vice President of Information Systems               1998   $    80,095   $    56,862   $    7,619(6)       9,000   $     3,561
                                                    1997   $    74,418   $    44,430          -0-         15,177   $     2,748
                                             -----------   -----------   -----------   ----------    -----------   -----------
Phillip Hill(7)                                     1999   $    57,500   $    63,250          -0-         27,500   $    78,040(8)
Senior Vice President,                              1998   $   106,683   $   114,647          -0-         12,500   $     5,289
Chief Operating Officer and Director                1997   $    97,355   $   106,568          -0-         60,708   $     5,790
                                             -----------   -----------   -----------   ----------    -----------   -----------
Dennis McGill(9)                                    1999   $    71,875   $    50,000          -0-         31,000   $    59,316(10)
Vice  President of Finance, Chief                   1998   $    96,350   $    64,817   $   26,420(10)     29,000   $     6,901
Financial Officer, Treasurer and Secretary          1997   $    91,748   $    82,169          -0-         30,354   $     1,673
                                             -----------   -----------   -----------   ----------    -----------   -----------

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


                                                                                         Potential realizable value
                                                                                         at assumed annual rates of
                                                                                         stock price appreciation
                                        Individual Grants                                     for option term
-----------------------------------------------------------------------------------------------------------------------
                         Number of      Percent of total
                         securities       options/SARs
                         underlying        granted to
                          Options/        employees in    Exercise or
                            SARs             fiscal        base price    Expiration
       Name              granted (#)          year           ($/sh)          dates          5%($)             10%($)
--------------------    ------------    --------------    ------------   ------------   ------------      ------------
John H. Marmaduke             17,500(1)           4.68%   $       9.00      3/30/2009   $     99,051      $    251,041
                              15,000(2)           4.02%   $      12.00      7/16/2009   $    113,201      $    286,874
                        ------------      ------------    ------------   ------------   ------------      ------------
 Robert A. Berman              9,000(1)           2.41%   $       9.00      3/30/2009   $     50,941      $    129,094
                              12,000(2)           3.22%   $      12.00      7/16/2009   $     90,561      $    229,469
                              22,000(3)           5.89%   $       9.69      9/17/2009   $    134,068      $    339,754
                        ------------      ------------    ------------   ------------   ------------      ------------
  Michael Woods                9,000(1)           2.41%   $       9.00      3/30/2009   $     50,941      $    129,094
                               9,000(2)           2.41%   $      12.00      7/16/2009   $     67,920      $    172,125
                              15,000(3)           4.02%   $       9.69      9/17/2009   $     91,410      $    231,650
                        ------------      ------------    ------------   ------------   ------------      ------------
   Phillip Hill               12,500(4)           3.35%   $       9.00      7/31/2000   $      7,075      $     14,234
                              15,000(4)           4.02%   $      12.00      7/31/2000   $      9,369      $     18,756
                        ------------      ------------    ------------   ------------   ------------      ------------
  Dennis McGill                9,000(5)           2.41%   $       9.00      3/30/2009   $     50,941      $    129,094
                               9,000(4)           2.41%   $       9.00     10/31/2000   $      6,504      $     13,191
                              12,000(6)           3.22%   $      12.00      7/16/2009   $     90,561      $    229,469
                              22,000(4)           5.89%   $       9.69     10/31/2000   $     11,754      $     23,564
                              22,000(7)           5.89%   $       9.69      9/17/2009   $    134,068      $    339,754
                        ------------      ------------    ------------   ------------   ------------      ------------

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



                                                                 Number of
                                                                 securities             Value of
                                                                 underlying            unexercised
                                                                unexercised           in-the-money
                                                               options/SARs at       options/SARs at
                                                               fiscal year end       fiscal year end
                                                                     (#)                  ($)
-----------------------------------------------------------------------------------------------------
                          Shares
                        Acquired on             Value             Exercisable/        Exercisable/
    Name                Exercise (#)         Realized ($)        Unexercisable       Unexercisable
-----------------    -----------------    -----------------    -----------------    -----------------
John H. Marmaduke                  -0-                  N/A    573,615 / 138,907            -0- / -0-
                     -----------------    -----------------    -----------------    -----------------
Robert A. Berman                   -0-                  N/A     29,560 / 78,089             -0- / -0-
                     -----------------    -----------------    -----------------    -----------------
  Michael Woods                    -0-                  N/A     43,798 / 67,606             -0- / -0-
                     -----------------    -----------------    -----------------    -----------------
  Phillip Hill                     -0-                  N/A    152,649 / 112,376            -0- / -0-
                     -----------------    -----------------    -----------------    -----------------
  Dennis McGill                    -0-                  N/      31,000 / 0                  -0- / -0-
                     -----------------    -----------------    -----------------    -----------------

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

     The Company pays for performance based on an individual's level of responsibility. For this purpose, performance means both individual and corporate 7. The Company motivates performance by recognizing the year's results and by providing incentives for improvement in the future. The three major components of the Company's compensation program are base salary, incentive bonus awards made on a annual basis, and long-term incentive awards.

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


                              [PERFORMANCE GRAPH]

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


                                                                       PERCENT OF
                                                                      OUTSTANDING
NAME AND ADDRESS(1)                                SHARES OWNED       COMMON STOCK
                                                   ------------       ------------
John H. Marmaduke(2)                                 4,330,707           34.09%

Stephen S. Marmaduke(3)                              1,455,403           11.46%

Estate of Sam Marmaduke(4)                           1,024,403            8.06%
P.O. Box 33251
Amarillo, Texas 79102

Leonard Berry(5)                                        19,326               *

Peter A. Dallas(6)                                      23,223               *

Gaines L. Godfrey(7)                                    33,096               *

Craig R. Lentzsch(8)                                    24,314               *

Ron G. Stegall(9)                                       11,921               *

Jeffrey G. Shrader(10)                                  32,517               *

Thomas D. Nugent                                           500               *

Robert A. Berman(11)                                    44,528               *

Michael J. Woods(12)                                    47,948               *

James S. Hicks(13)                                      13,945               *

Officers and directors as a group (12 persons)       6,037,428           47.52%

----------
* Represents less than 1%.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following consolidated financial statements of the Company are included in Part II, Item 8:

                   Independent Auditors' Report.........................................         30
                   Consolidated Balance Sheets as of January 31, 2000 and 1999..........         31
                   Consolidated Statements of Operations for the years ended
                       January 31, 2000, 1999 and 1998..................................         32
                   Consolidated Statements of Shareholders' Equity for the years
                       ended January 31, 2000, 1999 and 1998............................         33
                   Consolidated Statements of Cash Flows for the years ended
                       January 31, 2000, 1999 and 1998..................................         34
                   Notes to Consolidated Financial Statements...........................         35

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

        10.16        (1)    Lease Agreement, dated August 3, 1994, as amended,
                            between Omni Capital Corporation and
                            the Company, for warehouse space located at Sunset
                            Center in Amarillo, Texas.

        10.17        (1)    Stock Redemption Agreement dated May 3, 1994, as
                            amended, between John H. Marmaduke, Independent
                            Executor of the Estate of Sam Marmaduke, Deceased, and the Company.

        10.18        (1)    Lease Agreement, dated May 28, 1992, between the
                            City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

        10.19        (1)    $1,600,000 Promissory Note and Security Agreement in
                            favor of First Interstate Bank of Texas, NA.

        10.20        (1)    Stock Grant Plan for Outside Directors.

        10.21*       (1)    Form of Employment Agreement by and between the
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

        23.1                Consent of KPMG LLP

        24.1                Powers of Attorney (included on signature pages)

        27.1                Financial Data Schedule


----------
          (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-47969) and with a corresponding exhibit number herein. The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

(b)  Reports on Form 8-K

     (i) Hastings Entertainment, Inc. filed a Current Report on Form 8-K on March 8, 2000 regarding the requirement for accounting restatements for the first three quarters of fiscal 1999 and the prior four fiscal years.

     (ii) No report on Form 8-K was filed by the registrant during the last quarter of the fiscal year for which this report on Form 10-K is filed.

Financial Statement Schedule II -

                          HASTINGS ENTERTAINMENT, INC.
                 Valuation and Qualifying Accounts and Reserves
                   Years Ended January 31, 2000, 1999 and 1998
                             (Amounts in thousands)


                                                                            FISCAL YEAR
                                                         --------------------------------------------------
                      Description                            1999               1998                1997
                      -----------                        ------------       ------------       ------------
                                                                            As restated        As restated
Reserves deducted from assets:
Allowance for inventory shrinkage and obsolescence:
   Balance at the beginning of period                    $      2,146       $      2,755       $      3,061
   Additions charged to costs and expenses                     11,958             12,749             13,639
   Deductions for write-offs                                  (11,560)           (13,358)           (13,945)
                                                         ------------       ------------       ------------
   Balance at end of period                              $      2,544       $      2,146       $      2,755
                                                         ============       ============       ============

Reserves added to liabilities:
Allowance for cost of inventory returns:
   Balance at the beginning of period                    $     11,418       $      4,040       $      4,338
   Additions charged to costs and expenses(1)                   7,170              8,748              6,403
   Deductions for write-offs                                   (9,125)            (1,370)            (6,701)
                                                         ------------       ------------       ------------
   Balance at end of period                              $      9,463       $     11,418       $      4,040
                                                         ============       ============       ============

(1) Total returns expense was $9.1 million, $10.6 million and $8.0 million for the fiscal years 1999, 1998 and 1997, respectively. The table does not include the cost of operating the Company's return center ($1.9 million, $1.9 million and $1.6 million for the fiscal years 1999, 1998 and 1997, respectively), which is recorded directly to returns expense.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant, thereunto duly authorized:

                                         HASTINGS ENTERTAINMENT, INC.


DATE:  December 29, 2000                 By:  /s/ John H. Marmaduke
                                              ---------------------------------
                                               John H. Marmaduke
                                               Chairman of the Board, President
                                               and Chief Executive Officer


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


Signature                                Title                                         Date
---------                                -----                                         ----
 /s/ John H. Marmaduke                   Chairman of the Board, President and     December 29, 2000
---------------------------------        Chief Executive Officer (Principal
John H. Marmaduke                        Executive Officer)

/s/ Gaines L. Godfrey                    Senior Vice President and Director       December 29, 2000
---------------------------------
Gaines L. Godfrey

/s/ Leonard L. Berry                     Director                                 December 29, 2000
---------------------------------
Leonard L. Berry

/s/ Peter A. Dallas                      Director                                 December 29, 2000
---------------------------------
Peter A. Dallas

/s/ Craig R. Lentzsch                    Director                                 December 29, 2000
---------------------------------
Craig R. Lentzsch

/s/ Stephen S. Marmaduke                 Director                                 December 29, 2000
---------------------------------
Stephen S. Marmaduke

/s/ Jeffrey G. Shrader                   Director                                 December 29, 2000
---------------------------------
Jeffrey G. Shrader

/s/ Ron G. Stegall                       Director                                 December 29, 2000
---------------------------------
Ron G. Stegall

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

----------

          (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 333-47969) and with a corresponding exhibit number herein. The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.