Form 10-K
period 2001-01-31
HASTINGS ENTERTAINMENT INC
filed 2001-04-30
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 2001

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ X ]     No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $13,357,602 based upon the closing market price of $2.47 per share of Common Stock on the Nasdaq National Market as of April 17, 2001. (For the purposes of determination of the above-stated amounts, only the directors, executive officers and 5% or greater shareholders of the registrant have been deemed affiliates.)

Number of shares of $.01 par value Common Stock outstanding as of April 17, 2001: 11,751,851



                               (Cover page 1 of 2)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of the registrant to be held during 2001 are incorporated by reference into Part III of this Form 10-K.



                               (Cover page 2 of 2)

                          HASTINGS ENTERTAINMENT, INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2001



                                      INDEX

                                                                                         PAGE
                                                                                         ----
PART I
Item 1.     Business...................................................................      4
Item 2.     Properties.................................................................     12
Item 3.     Legal Proceedings..........................................................     13
Item 4.     Submission of Matters to a Vote of Security Holders........................     13

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters......     14
Item 6.     Selected Financial Data....................................................     15
Item 7.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations..........................................     17
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.................     23
Item 8.     Financial Statements and Supplementary Data................................     24
Item 9.     Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure...........................................     46

PART III
Item 10.    Directors and Executive Officers of the Registrant.........................     46
Item 11.    Executive Compensation.....................................................     46
Item 12.    Security Ownership of Certain Beneficial Owners and Management.............     46
Item 13.    Certain Relationships and Related Transactions.............................     46

PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K............     47

                                     PART I

     This Report contains certain forward-looking statements concerning the intentions, hopes, beliefs, expectations, strategies, predictions or any other variation thereof or comparable phraseology of the future activities or other future events or conditions of Hastings Entertainment, Inc. (the "Company", "We", "Our", "Us") within the meaning of Section 27A of the Securities Act of 1993, as amended (the "1933 Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "1934 Act"), which are intended to be covered by the safe harbors created thereby. Investors are cautioned that all forward-looking statements involve risks and uncertainty, including, without limitation, variations in quarterly results, volatility of stock price, development by competitors of superior services or product offerings, the entry into the market by new competitors, the sufficiency of our working capital, the ability to retain management, to implement our business strategy, to attract and retain customers, to increase revenue, and to successfully defend our company in ongoing and future litigation. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate, and, therefore, there can be no assurance that the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that our objectives and plans will be achieved.

ITEM 1.     BUSINESS

General

      Hastings Entertainment, Inc. is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, digital video discs ("DVDs"), used compact discs ("CDs") and used DVDs with the rental of videocassettes, video games and DVDs in a superstore format. As of April 17, 2001, we operated 142 superstores and one college bookstore in small to medium-sized markets located in 22 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. See note 14 to the consolidated financial statements for more information regarding our operating segments, retail stores and Internet operations. We operate three wholly owned subsidiaries. Hastings Properties, Inc. and Hastings Internet, Inc. were established in the first quarter of fiscal 1998. Hastings College Stores, Inc. was established in the second quarter of fiscal 1998. References herein to fiscal years are to the twelve-month periods, which end in January of each following calendar year. For example, the twelve-month period ended January 31, 2001 is referred to as fiscal 2000.

      On March 7, 2000, we announced that our fourth quarter and fiscal 1999 results (and the previous four fiscal years' results) would be negatively impacted by certain accounting adjustments. All such adjustments were reflected in the fiscal 1999 Annual Report on Form 10-K. See "Item 3. Legal Proceedings" for a description of litigation matters which followed the announcement of the restatement.

Industry Overview

      Music. According to the Recording Industry Association of America ("RIAA"), music shipments by manufacturers to retailers has increased 16.7% to $14.3 billion in 2000 compared to $12.3 billion in 1995. The dollar value of shipments for the mainstay of the music industry, the full-length CD, increased 3.1% in 2000 over 1999 from $12.8 billion to $13.2 billion. Even with this increase, the dollar value of total 2000 shipment numbers are down approximately 2% from 1999 primarily due to a decline in CD singles which fell 38.8% from 1999. RIAA attributes this decline to free access to music via the Internet, through sites such as "Napster", which seems to have a dramatic effect on the singles market. In addition, shipments of cassettes continued to drop as the transition to CDs in vehicles and portable players accelerated.

      Books. Consumer book sales grew in 2000 by a modest 1% to $12.6 billion according to the American Booksellers Association. In a report released by American Association of Publishers, the industry has experienced a 5.4% compound annual growth rate over the past 3 years. General adult trade books accounted for more than two-thirds of all purchases in 2000 while books purchased for children, under age 14, were approximately 28% of total purchases. Web-based retailers showed the largest growth in adult trade sales with the large book chains, declining and smaller chains remaining unchanged in 2000 from 1999.

      Rental Video. According to Paul Kagan Associates ("Kagan"), consumer spending on rental video increased 1% to $8.3 billion in 2000 from $8.2 billion in 1999. Of the $8.3 billion, 48%, or $4.0 billion, was generated by revenue sharing titles, up from 43% in 1999 and 1% in 1997. The acceptance of DVD as a rental format is evidenced by a 130% increase in DVD households in the United States, from 5.4 million in 1999 to 12.4 million in 2000. Kagan estimates that the number of DVD households could hit 62.4 million by 2009. This explosive growth will likely offset any VHS growth despite an almost 90% penetration rate of VCRs in United States households.

      Kagan states that rental video revenues are expected to decline as a percent of overall at-home consumer spending in the next 10 years due in part to the recognition of Pay Per View and Video On Demand as options for the consumer. However, we believe rental video will continue to be a favored entertainment medium for millions of consumers due to its relatively inexpensive price point, broad selection of new release and catalog (older) movies and ability for "viewer control" of the experience, i.e., start, stop, fast-forward, pause and rewind.

Business Strategy

      Our goal is to enhance our position as a leading multimedia entertainment retailer by expanding and remodeling existing stores, opening new stores in selected markets and offering our products through the Internet. Each element of our business strategy is designed to build consumer awareness of the Hastings concept and achieve high levels of customer loyalty and repeat business. The key elements of this strategy are the following:

      Superior Multimedia Concept. Our superstores present a wide variety of products tailored to local preferences in a dynamic and comfortable store atmosphere with exceptional service. Our superstores average approximately 22,000 square feet, with our new stores generally ranging in size from 12,000 to 25,000 square feet. Our superstores offer customers an extensive product assortment consisting of approximately 25,000 to 70,000 book, 15,000 to 35,000 music, 1,000 to 2,000 software, 1,000 to 2,000 periodical, 5,000 to 10,000 videocassette, and 1,000 to 2,000 complementary and accessory titles for sale. We also offer approximately 3,000 to 12,000 used CD, videocassette, DVD and video game titles for sale. In addition, customers can select from 700 to 3,500 DVD titles for sale and rent and 12,000 to 20,000 videocassette and video game selections for rent. Although the superstores' core product assortment tends to be similar, the merchandise mix of each of our superstores is tailored to accommodate the particular demographic profile of the local market in which the superstore operates through the utilization of our proprietary purchasing and inventory management systems. We believe that our multimedia format reduces our reliance on and exposure to any particular entertainment segment and enables us to promptly add exciting new entertainment categories to our product line.

      Small to Medium-Sized Market Superstore Focus. We target small to medium-sized markets with populations of 25,000 to 150,000 in which our extensive product selection, low pricing strategy, efficient operations and superior customer service enable us to become the market's destination entertainment store. We believe that the small to medium-sized markets where we operate the majority of our superstores present an opportunity to profitably operate and expand our unique entertainment superstore format. These markets typically are underserved by existing book, music or video stores, and competition generally is limited to locally owned specialty stores, single-concept entertainment retailers and general merchandise retailers. We base our merchandising strategy for our superstores on an in-depth understanding of our customers and our individual markets. We strive to optimize each superstore's merchandise selection by using our proprietary information systems to analyze the sales history, anticipated demand and demographics of each superstore's market. In addition, we utilize flexible layouts that enable each superstore to arrange our products according to local interests and to customize the layout in response to new customer preferences and product lines.

      Customer-Oriented Superstore Format. We design our superstores to provide an easy-to-shop, open store atmosphere by offering major product categories in a "store-within-a-store" format. Most of our superstores utilize product-category boutiques positioned around a wide racetrack aisle that is designed to allow customers to view the entire superstore. This store configuration produces significant cross-marketing opportunities among the various entertainment departments, which we believe results in higher transaction volumes and impulse purchases. To encourage browsing and the perception of Hastings as a community gathering place, we have incorporated amenities in many superstores, such as chairs for reading, complementary gourmet coffee or full coffee bar, soft drinks and snacks, music auditioning stations, interactive information kiosks, telephones for free local calls, children's play areas and in-store promotional events.

      Cost-Effective Operations. We are committed to controlling costs in every aspect of our operations while maintaining our customer-oriented philosophy. From 1993 to 1997, we spent $12.8 million to develop and implement proprietary information, purchasing, distribution and inventory control systems that position us to continue to grow profitably. These systems enable us to respond actively to customers' changing desires and to rapid shifts in local and national market conditions. Our 140,000 square-foot distribution center, which adjoins our corporate offices in Amarillo, Texas, provides us with improved store in-stocks, efficient product cross-docking and centralized returns processing.

      Low Pricing. Our pricing strategy at our superstores is to offer value to our customers by maintaining prices that are competitive with or lower than the lowest prices charged by other retailers in the market. We determine our prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. We believe that our low pricing structure results in part from (i) our ability to purchase directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) our proprietary information systems, improvements to which will enable management to make more precise and targeted purchases and pricing for each superstore, and
(iii) our consistent focus on maintaining low occupancy and operating costs.

      Internet. In May 1999, we launched our new e-commerce Internet Web site, www.gohastings.com. Our site enables customers to electronically access more than 800,000 new and used entertainment products and unique, contemporary gifts and toys. The site features exceptional product and pricing offers and digital downloading of music selections. The Web site is a fully integrated multimedia entertainment e-commerce Internet Web site offering a broad selection of entertainment products to the electronic global marketplace at competitive Internet prices.

Expansion Strategy

      We plan to increase our growth rate in fiscal 2001 by opening approximately seven superstores while continuing our ongoing store expansion and remodeling programs for our existing superstores. In addition, we anticipate the closing of at least four superstores during fiscal 2001 bringing our total superstore count to 145 by the end of the fiscal year. We have identified numerous potential locations for future superstores in under-served, small to medium-sized markets that meet our new-market criteria. We believe that with our current information systems and distribution capabilities, our infrastructure can support our anticipated rate of expansion and growth for at least the next several years.

Merchandising

     We are a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, DVDs and used CDs/DVDs with the rental of videocassettes, video games and DVDs in a superstore format. By offering a broad array of products within several distinct but complementary categories, we strive to appeal to a wide range of customers and position our superstores as destination entertainment stores in our targeted small to medium-sized markets.

     Superstore Product Selection. Although all Hastings superstores carry a similar core product assortment, the merchandise mix of book, music, software, videocassette and video game selections of each superstore is tailored continually to accommodate the particular demographic profile and demand of the local market in which the superstore operates. We accomplish this customization through our proprietary purchasing, inventory and pricing management system. The purchasing system analyzes historic consumer purchasing patterns at each individual superstore to forecast customer demand for new releases and anticipate seasonal changes in demand. In addition, our inventory management process continually monitors product sales and videocassette rentals to identify slow-moving books, music, software and sale videocassettes for return to vendors and rental videocassettes for sale or transfer to other superstores. Our pricing management system allows us to identify poor selling products and designate their markdown prices to enhance sell-through while maximizing margin at each subsequent price reduction. It also automatically implements the price change by printing new tags at the store.

     Our superstores offer an extensive selection of items in each of our entertainment categories. The typical Hastings superstore offers for sale approximately 25,000 to 70,000 book, 15,000 to 35,000 music, 1,000 to 2,000 software, 1,000 to 2,000 periodical, 5,000 to 10,000 videocassette and 1,000 to 2,000 complementary and accessory titles for sale. We also offer approximately 3,000 to 12,000 used CD, videocassette, DVD and video game titles for sale. In addition, customers can select from 700 to 3,500 DVD titles for sale and rent and 12,000 to 20,000 videocassette and video game selections for rent. New releases and special offerings in each entertainment product category are prominently displayed and arranged by product category.

     In addition to our primary product lines, we continually add new product offerings to better serve our customers. Products for sale in these categories include promotional t-shirts, licensed plush toys, portable electronics, musical instruments, greeting cards, audio books and consumables, including soft drinks, chips, popcorn and candy. Accessory items for sale include blank videocassettes, video cleaning equipment and audiocassette and CD carrying cases. Many of these products generate impulse purchases and produce higher margins. The rental of videocassette, video game and DVD players is provided as a service to Hastings customers.

Marketing

     Low Pricing. Our pricing strategy at our superstores is to offer value to our customers by maintaining prices that are competitive with or lower than the lowest prices charged by other retailers in the market. We determine our prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. We believe that our low pricing structure results in part from (i) our ability to purchase directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) our proprietary information systems that enable management to make more precise and targeted purchases for each superstore, and (iii) our consistent focus on maintaining low occupancy and operating costs.

     Customer Service. We are committed to providing the highest level of customer service to increase customer loyalty. We devote significant resources to associate training and measuring customer satisfaction. All Hastings superstore associates undergo training when hired and are required to participate in frequent training programs. Our ongoing customer service program, "Quality Service Everytime," empowers every superstore associate to utilize our flexible return and refund policies to resolve any customer problem. We believe that these programs, together with our low pricing strategy and superstore amenities, such as reading chairs, complementary gourmet coffee or full coffee bar, and free local telephone calls to permit customers to confirm their entertainment selections with family and friends, are important components of the customer service we provide.

     Advertising/Promotion. We participate in cooperative advertising programs and merchandise display allowance programs offered by our vendors. Our advertising programs are market-focused and emphasize the price competitiveness, extensive product assortment and comfortable atmosphere of our superstores. We benefit from market display allowances provided by vendors because of our superstores' high traffic volume and our effective display implementation. We utilize radio, television, newspaper and direct-mail advertising and in-store point-of-sale promotional materials.

Information System

     Our information system is built upon a multi-tiered, distributed processing architecture and was designed using client/server technology. All locations are connected using a wide-area network that allows interchange of current information. The primary components of the information system are as follows:

     New Release Allocation. Our buyers use the new release allocation system to purchase new release products for the superstores and have the ability within the system to utilize up to 15 different methods of forecasting demand. By using store-specific sales history, factoring in specific market traits, applying sales curves for similar titles or groups of products and minimizing subjectivity and human emotion for a transaction, the system customizes purchases for each individual superstore to satisfy customer demand. The process provides the flexibility to allow store management to anticipate customer needs, including tracking missed sales and factoring in regional influences. We believe that the new release allocation system enables us to increase revenues by having the optimum levels and selection of products available in each superstore at the appropriate time to satisfy customers' entertainment needs.

     Rental Video Asset Purchasing System. Our rental video asset purchasing system uses store-specific performance on individual rental videocassette titles to anticipate customer demand for new release rental videocassettes. The system analyzes the first eight weeks' performance of a similar title and factors in the effect of such influences as seasonal trends, box office draw and prominence of the movie's cast to customize an optimum inventory for each individual superstore. The system also allows for the customized purchasing of other catalog rental video assets on an individual store basis, additional copy depth requirements under revenue-sharing agreements and timely sell-off of previously viewed tapes. We believe that our rental video asset purchasing system allows us to efficiently plan and stock each superstore's rental video asset inventory, thereby improving performance and reducing exposure from excess inventory.

     Store Replenishment. Store replenishment covers three main areas for controlling a superstore's inventory.

        Selection Management. Selection management constantly analyzes store-specific sales, traits and seasonal trends to determine title selection and inventory levels for each individual superstore. By forecasting annual sales of products and consolidating recommendations from store management, the system enables us to identify overstocked or understocked items to prompt required store actions and optimize inventory levels. The system tailors each store's individual inventory to the market utilizing over 2,000 product categories, configurations and product status.

        Model Stock Calculation/Ordering. Model stock calculation uses store-specific sales, seasonal trends and sophisticated curve fitting to forecast orders. It also accounts for turnaround time from a vendor or our distribution center and tracks historical missed sales to adjust orders to adequately fulfill sales potential. Orders are currently calculated on a weekly basis and transmitted by all superstores to the corporate office to establish a source vendor for the product.

        Inventory Management. Inventory management systems interface with other store systems and accommodate electronic receiving and returns to maintain perpetual inventory information. Cycle counting procedures allow us to perform all physical inventory functions, including the counting of each superstore's inventory up to four times per year. The system provides feedback to assist in researching variance.

     Store Systems. Each superstore has a dedicated server within the store for processing information connected through a wide area network. This connectivity provides consolidation of individual transactions and allows store management and corporate office associates easy access to the information needed to make informed decisions. Transactions at the store are summarized and used to assist in staff scheduling, loss prevention and inventory control. All point of sale transactions utilize scanning technology allowing for maximum customer efficiency at checkout. We also utilize an automated system for scheduling store management and sales associates. This system was developed to assist in controlling personnel costs while maintaining desired levels of customer service by preventing over-scheduling or under-scheduling sales, stocking and customer service associates.

     Accounting. Our financial accounting software has a flexible, open-systems architecture. We prepare a variety of daily management reports covering store and corporate performance. Detailed financial information for each superstore, as well as for the distribution center and the corporate office, are generated on a monthly basis. Our payroll, accounts payable, cash control, financial planning and state and local tax functions are performed in-house.

     Warehouse Management. Our warehouse management systems provide support for high-volume retail transactions, including shipments, receipts and returns to vendors. Software to perform these functions was customized through a joint effort of our purchasing, distribution and information systems departments. The warehouse system, using "real-time" inputs for total process coordination, incorporates exact cube sizes of product containers, utilizing flow-through racks and technologically advanced conveyor systems.

Distribution and Suppliers

     Our distribution center is located in a 140,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 15,000 products offered in substantially every superstore. The distribution center also is used in distributing large purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to receive, recycle, process and ship items to be returned to manufacturers and distributors, as well as to transfer and redistribute videocassettes among our superstores. This facility currently provides inventory to all Hastings superstores and is designed to support our anticipated rate of expansion and growth for at least the next several years. We ship products weekly to each Hastings superstore, facilitating quick and responsive inventory replenishment. Approximately 20% of the our total product, based on store receipts, is distributed through the distribution center. Approximately 80% of our total product is shipped directly from the vendors to the superstores. We outsource all product transportation from our distribution center to various freight companies.

     Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low pricing structure. In fiscal 2000, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three suppliers accounted for approximately 25% of total products purchased during fiscal 2000. While selections from a particular artist or author generally are produced by a single manufacturer, we strive to maintain supplier relationships that can provide alternate sources of supply. In general, products we purchase are returnable to the supplying vendor. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - General" for a description of our returns process.

Store Operations

     Most of our superstores employ one store manager and one or more assistant store managers. Store managers and assistant store managers are responsible for the execution of all operational, merchandising and marketing strategies for the superstore in which they work. Superstores also generally have department managers, who are individually responsible for their respective book, music, software, video, customer service and stocking departments within each superstore. Hastings superstores are generally open daily from 10:00 a.m. to 11:00 p.m. However, several superstores are open 9:00 a.m. to 11:00 p.m. or 10:00 a.m. to 10:00 p.m. The only days our superstores are closed are Thanksgiving and Christmas.

Competition

      The entertainment retail industry is highly competitive. We compete with a wide variety of book retailers, music retailers, software retailers, Internet retailers and retailers that rent or sell videocassettes, including independent single store operations, local multi-store operators, regional and national chains, as well as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, warehouse clubs, record clubs, other retailers and various non-commercial sources such as libraries. With regard to our videocassette sales and rental video products in particular, we compete with cable, satellite and pay-per-view cable television systems. In addition, continuing technological advances that enhance the ability of consumers to shop at home or access, produce and print written works or record music digitally by home computer through the Internet or telephonic transmission could provide more serious competition to us in the future.

     We compete in most of our markets with either national entertainment retailers or significant retailers of general merchandise or both. We compete in our sale of books with retailers such as Barnes & Noble, Inc., Books-A-Million, Inc., Borders Group, Inc., Walden Books and B. Dalton Bookseller. We compete in our sale of music with music retailers, such as The Wherehouse, Inc., and Transworld Entertainment and consumer electronics stores, including Best Buy and Circuit City. Our principal competitors in the sale and rental of videocassettes are Blockbuster, Inc., Hollywood Entertainment Corp. and Movie Gallery, Inc. In addition, we compete in the sale of books, music and videocassettes and the rental of videocassettes and video games with local entertainment retailers and significant retailers of general merchandise, such as Wal-Mart. Retailers such as Amazon.com, Inc., Barnes & Noble, Inc., CDNOW, Inc. and Hollywood Entertainment, Inc., continue to increase their retail sales of entertainment products, such as books and music, via the Internet. We compete with other entertainment retailers on the basis of title selection, the number of copies of popular selections available, store location, visibility and pricing.

Trademarks and Servicemarks

      We believe our trademarks and servicemarks, including the servicemarks "Hastings Books Music Video," "Hastings, Your Entertainment Superstore" and "Hastings Entertainment," have significant value and are important to our marketing efforts. We have registered "Hastings Books Music Video" as a servicemark with the United States Patent and Trademark Office and are in the process of registering "Hastings, Your Entertainment Superstore" and "Hastings Entertainment." We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Associates

     We refer to our employees as associates because of the critical role they play in the success of each Hastings superstore and the Company as a whole. As of January 31, 2001, we employed approximately 6,245 associates; of which 2,023 are full-time and 4,222 are part-time associates. Of this number, approximately 5,824 were employed at retail superstores, 129 were employed at our distribution center and 292 were employed at our corporate offices. None of our associates are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company

      The following is certain information concerning the executive officers of Hastings Entertainment, Inc.

      Name                  Age    Position
      ----                  ---    --------
      John H. Marmaduke     53     Chairman of the Board, President and
                                   Chief Executive Officer
      Robert A. Berman      51     Vice President of Store Operations
      Michael J. Woods      39     Vice President and Chief Information Officer
      James S. Hicks        44     Vice President of Purchasing
      Dan Crow              54     Vice President of Finance and Chief Financial
                                   Officer
      Jerry M. McKee        37     Vice President, Secretary, Treasurer and
                                   Controller
      Alan Van Ongevalle    33     Vice President of Marketing

      All executive officers are chosen by the Board of Directors and serve at the Board's discretion. Set forth below is information concerning the business experience of our executive officers.

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

      MICHAEL J. WOODS, age 39, has served as Vice President of Information Systems of the Company since October 1992. From August 1990 to October 1992, Mr. Woods served as Director of Microsystems for the Company, focusing on store systems development. From October 1989 to August 1990, Mr. Woods served as a programming specialist and analyst for the Company.

     JAMES S. HICKS, age 44, has served as Vice President of Purchasing of the Company since August of 1999. From August 1997 to August 1999, Mr. Hicks served as the Senior Director of Purchasing and from April 1994 to August 1997, was the Director of Purchasing. He was a District Leader for the Company from July of 1984 to April 1994. From October 1982 to July 1984, Mr. Hicks served as a company troubleshooter and from April 1982 to October 1982 was a store manager. Mr. Hicks began his career with Hastings in August 1981 as a manager trainee. Prior to joining the Company, Mr. Hicks was the Regional Credit Manager for Liquid Carbonics Corporation, a gas distributor and manufacturer headquartered in Houston.

     DAN CROW, age 54, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July of 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and the Financial Executives Institute and has served as Chief Financial Officer of various retail companies including Discount Auto Parts, Inc. and Scotty's, Inc. since 1984.

      JERRY M. MCKEE, age 37, has served as Vice President, Secretary and Treasurer since May 2000 and as Corporate Controller since January 2000. From April 1999 to January 2000, Mr. McKee served as the Senior Director of Planning and as Director of Planing from February 1996 to April 1999, focusing on the implementation and direction of corporate financial planning and budgeting. From November 1993 to February 1996, Mr. McKee held various financial accounting positions with the Company including Accounting Manager and Assistant Controller. Prior to joining Hastings, Mr. McKee was the accounting Manager for Affiliated Foods, Inc., a wholesale grocery cooperative located in Amarillo.

      ALAN VAN ONGEVALLE, age 33, has served as Vice President of Marketing since May 2000. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and as Director of Advertising from September 1998 to August 1999. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager, Director of New Stores and the Southern Kansas area through September 1998.

     ITEM 2.     PROPERTIES

      As of January 31, 2001, we operated 142 superstores in 22 states located as indicated in the following table:

                NAME OF STATE                             NUMBER OF SUPERSTORES
                -------------                             ---------------------
                Alabama...............................               1
                Arkansas..............................               8
                Arizona...............................               7
                Colorado..............................               3
                Georgia...............................               1
                Idaho.................................               8
                Illinois..............................               2
                Indiana...............................               2
                Iowa..................................               2
                Kansas................................               9
                Kentucky..............................               1
                Missouri..............................               8
                Montana...............................               5
                Nebraska..............................               4
                New Mexico............................              13
                North Carolina........................               1
                Oklahoma..............................              13
                Tennessee.............................               3
                Texas.................................              38
                Utah..................................               3
                Washington............................               7
                Wyoming...............................               3
                                                                   ---
                Total.................................             142

      Currently, we lease sites for all of our superstores. These sites typically are located in pre-existing, stand-alone buildings or strip shopping centers. Our primary market areas are small and medium-sized communities with populations typically ranging from 25,000 to 150,000. We have developed a systematic approach using our site selection criteria to evaluate and identify potential sites for new superstores. Key demographic criteria for superstores include community population, community and regional retail sales, personal and household disposable income levels, education levels, median age, and proximity of colleges or universities. Other site selection factors include current competition in the community, visibility, available parking, ease of access and other neighbor tenants. To maintain low occupancy costs, we typically concentrate on leasing existing locations that have been operated previously by other retailers.

      We actively manage our existing stores and from time to time close under-performing stores. During fiscal 2000, we closed six superstores and one college bookstore. An additional four superstores will be closed during the first and second quarters of fiscal 2001.

      The terms of our superstore leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with short initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the site for a superstore. The following table sets forth as of January 31, 2001 the number of superstores that have current lease terms that will expire during each of the following fiscal years and the associated number of superstores for which we have options to extend the lease term:

                                           NUMBER OF SUPERSTORES       OPTIONS
                                           ---------------------       -------
           Fiscal Year 2001.............           12                   6
           Fiscal Year 2002.............           15                   13
           Fiscal Year 2003.............           20                   19
           Fiscal Year 2004.............           19                   17
           Fiscal Year 2005.............           13                   12
           Thereafter...................           63                   63
                                                  ---                  ---
           Total........................          142                  130

      We have not experienced any significant difficulty renewing or extending leases on a satisfactory basis.

      Our headquarters and distribution center are located in Amarillo, Texas in a leased facility consisting of approximately 27,000 square feet for office space and 140,000 square feet for the distribution center. The leases for this property terminate in September 2003, and we have the option to renew these leases through March 2015.

ITEM 3.     LEGAL PROCEEDINGS

     Following our initial announcement on March 7, 2000 of the requirement for the accounting restatements, as previously described, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against us and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to the Amarillo Division of the Northern District and have been consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against us, our current and former directors and officers at the time of our June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933.

      None of the six pending complaints specify the amount of damages sought. Although it is not feasible to predict or determine the final outcome of the proceedings or to estimate the potential range of loss with respect to these matters, an adverse outcome with respect to such proceedings could have a material adverse impact on our consolidated financial position, results of operations and cash flows.

      We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2000.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our Common Stock trades on The Nasdaq National Market (Nasdaq) under the symbol "HAST."

      The following table sets forth, for the fiscal periods indicated, the high and low closing market prices of our Common Stock as reported on Nasdaq within the two most recent fiscal years.

                                                    HIGH            LOW
                                                    ----            ---
                  2000:
                  First Quarter                   $ 4.188        $ 2.438
                  Second Quarter                  $ 4.688        $ 1.250
                  Third Quarter                   $ 3.375        $ 2.250
                  Fourth Quarter                  $ 2.625        $ 1.375

                  1999:
                  First Quarter                   $15.313        $ 8.625
                  Second Quarter                  $16.438        $ 9.875
                  Third Quarter                   $11.125        $ 4.625
                  Fourth Quarter                  $ 6.813        $ 4.000

      As of April 17, 2001, there were approximately 325 holders of record of our Common Stock.

      The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, and the operating and financial condition, among other factors. Our current revolving credit facility restricts the payment of dividends. In view of such restrictions, it is unlikely that we will pay a dividend in the foreseeable future.

ITEM 6.     SELECTED FINANCIAL DATA

      The selected consolidated financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto that appear elsewhere in this report.

                                                                                        Fiscal Year
                                                        ---------------------------------------------------------------------------
(In thousands, except per share and square foot data)      2000             1999            1998            1997            1996
                                                        -----------     -----------     -----------     -----------     -----------
INCOME STATEMENT DATA:
Merchandise revenue                                     $   370,512     $   364,041     $   320,162     $   283,026     $   251,439
Rental video revenue                                         87,691          81,384          78,904          74,656          72,274
                                                        -----------     -----------     -----------     -----------     -----------
Total revenues                                              458,203         445,425         399,066         357,682         323,713
Merchandise cost of revenue                                 280,459         270,113         235,915         211,467         189,537
Rental video cost of revenue(1)                              38,022          32,139          49,069          25,904          24,645
                                                        -----------     -----------     -----------     -----------     -----------
Total cost of revenues                                      318,481         302,252         284,984         237,371         214,182
Gross profit                                                139,722         143,173         114,082         120,311         109,531
Selling, general and administrative expenses(2)(3)          148,967         141,513         116,521         108,434          96,294
Development expenses                                           --              --              --              --             2,421
Pre-opening expenses                                             33           1,681           1,474           1,071             404
                                                        -----------     -----------     -----------     -----------     -----------
Operating income (loss)                                      (9,278)            (21)         (3,913)         10,806          10,412
Interest expense, net                                        (3,485)         (3,708)         (3,727)         (4,228)         (3,585)
Gain (loss) on sale of mall stores(4)                          --              --               454           1,734          (2,500)
Other, net                                                      197             205             232             139             187
                                                        -----------     -----------     -----------     -----------     -----------
Income (loss) before income taxes                           (12,566)         (3,524)         (6,954)          8,451           4,514
Income tax expense (benefit)(5)                               2,034          (1,359)         (2,649)          3,347           1,736
                                                        -----------     -----------     -----------     -----------     -----------
Net income (loss)                                       $   (14,600)    $    (2,165)    $    (4,305)    $     5,104     $     2,778
                                                        ===========     ===========     ===========     ===========     ===========
Basic income (loss) per share                           $     (1.25)    $     (0.19)    $     (0.41)    $      0.60     $      0.32
                                                        ===========     ===========     ===========     ===========     ===========
Diluted income (loss) per share                         $     (1.25)    $     (0.19)    $     (0.41)    $      0.58     $      0.32
                                                        ===========     ===========     ===========     ===========     ===========

Weighted-average common shares outstanding - basic           11,645          11,621          10,436           8,520           8,552

Weighted-average common shares outstanding - diluted         11,645          11,621          10,436           8,736           8,757

OTHER DATA:
Depreciation(1)(6)                                      $    33,155     $    31,626     $    55,331     $    33,606     $    28,535
Capital expenditures(7)                                 $    30,482     $    47,427     $    42,568     $    55,753     $    40,510

STORE DATA:
Total selling square footage at end of  period            2,759,735       2,829,269       2,385,432       2,078,264       1,828,649
Comparable-store revenues increase(8)                          (0.1%)           4.0%            5.5%            7.0%            5.9%

                                                                                             January 31,
                                                                --------------------------------------------------------------------
                                                                  2001           2000           1999           1998           1997
                                                                --------       --------       --------       --------       --------
BALANCE SHEET DATA:
Working capital                                                 $ 46,567       $ 67,295       $ 64,866       $ 29,500       $ 41,455
Total assets                                                     213,484        247,933        233,479        217,948        183,019
Total long-term debt, including current maturities                29,610         54,260         44,979         51,612         51,873
Total shareholders' equity                                        75,791         90,091         91,869         51,971         46,816

(1) We adopted a new, accelerated method of amortizing our rental video assets in the fourth quarter of fiscal 1998. The adoption of the new amortization method was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, we recorded a non-cash, non-recurring, pre-tax charge of $18.5 million in rental video cost of revenues in the fourth quarter of fiscal 1998, increasing net loss and diluted loss per share for fiscal 1998 by $11.5 million and $1.10 per share, respectively.

(2) We recorded pre-tax charges of approximately $6.5 million and $5.1 million in fiscal years 2000 and 1999, respectively, related to the cost associated with closing superstores. See Note 6 to the consolidated financial statements for further discussion. As a result of these charges, fiscal years 2000 and 1999 net losses were increased by $6.5 million and $3.1 million and $0.56 and $0.27 per share, respectively.

(3) In fiscal 2000, we recorded $2.7 million in accounting and legal fees associated with the restatement of the first three quarters of fiscal 1999 and the prior four fiscal years as described in "Item 3. Legal Proceedings", and "Item 8. Financial Statements and Supplementary Data." As a result of these fees, fiscal year 2000 net losses were increased by $2.7 million and $0.23 per share.

(4) In fiscal 1996, we established a reserve of $2.5 million ($1.6 million after-tax charge) to cover potential losses related to certain mall store leases that were sold prior to fiscal 1995 to Camelot Music, Inc., which filed for bankruptcy protection in August 1996. In fiscal 1997, the reserve was reduced to $0.5 million, and $1.7 million was included in Gain on sale of mall stores. In fiscal 1998, we were released from any contingent liability on the remaining leases by order of a bankruptcy court. Accordingly, the Company reduced the remaining $0.5 million reserve to zero as of January 31, 1999, thereby decreasing net loss and diluted loss per share for fiscal 1998 by $0.3 million and $.03 per share, respectively.

(5) Due to cumulative losses incurred in recent years, the current balance of the net deferred tax asset currently does not meet the criteria for recognition under Statement of Financial Accounting Standards No. 109. As a result, the balance of the net deferred tax asset was reserved for during fiscal 2000.

(6)  Includes amounts associated with our rental video cost allocation.

(7)  Includes procurement of rental video assets.

(8)  Stores open a minimum of 60 weeks.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in this Annual Report.

General

      Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of January 31, 2001, we operated 142 superstores averaging 22,000 square feet in small to medium-sized markets located in 22 states, primarily in the Western and Midwestern United States. The Company also operated one college bookstore. Each of the superstores and the college bookstore is wholly owned by the Company and operates under the name of Hastings. Our e-commerce Web site, www.gohastings.com, became operational in May 1999.

      Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets, and expanding our offering of products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2001 is referred to fiscal 2000.

Returns Process

      In general, merchandise inventory owned by us is returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or change in product offerings. At the end of any reporting period, there is inventory that has been returned to vendors or in the process of being returned to vendors for which we will be charged a fee. In order to appropriately match the expense associated with the return of merchandise with the process of returning the product, we utilize an allowance for cost of inventory returns (the "Allowance"). To accrue for such fees charged by our vendors and estimate the Allowance, we utilize historical experience adjusted for significant fee modifications by our vendors. The time of year and the product mix of inventory to be returned can have a significant effect on the ultimate cost to return the products; however, we evaluate and adjust the Allowance on a quarterly basis.

Rental Video Cost Allocation

      We adopted a new method of amortizing our rental video assets in the fourth quarter of fiscal 1998. In late fiscal 1998, we completed a series of direct revenue-sharing agreements with major studios, the majority of which were amended in fiscal 2000, under which we acquired approximately 50% of our rental video assets during fiscal 2000. We anticipate that our involvement in revenue-sharing agreements will continue to increase moderately in the future. Revenue sharing allows us to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. We then share with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased access to additional copies of new releases under revenue-sharing agreements will allow customer demand for new releases to be satisfied over a shorter period of time at a time when the new releases are most popular. Since this new business model results in a greater proportion of rental revenue to be received over a reduced rental period because there is more product available when product demand is greater, we changed our method of amortizing rental video assets in order to better match expenses with revenues.

      Under the new amortization method, we continue to expense revenue-sharing payments as revenues are recognized under the terms of the specific contracts with supplying studios. The capitalized cost of all rental video assets acquired for a fixed price is being amortized on an accelerated basis over six months to a salvage value of $4 per unit, except for rental video assets purchased for the initial stock of a new store, which are being amortized on a straight line basis over 36 months to a salvage value of $4. Under the old amortization method, the capitalized cost of base rental video assets (typically copies one through four of a title for each store) was amortized on a straight line basis over 36 months to a salvage value of $5. The capitalized cost of non-base units (typically copies five and above for each store) was amortized on a straight-line basis over 6 months to a salvage value of $5.

      The adoption of the accelerated amortization method was accounted for as a change in accounting estimate effected by a change in accounting principle and, accordingly, we recorded a non-cash, non-recurring, pre-tax charge of $18.5 million in the fourth quarter of fiscal 1998, increasing net loss and diluted loss per share for fiscal 1998 by $11.5 million and $1.10 per share, respectively.

Results of Operations

      The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of period for the three most recent fiscal years.

                                                     Fiscal Year
                                         -----------------------------------
                                          2000          1999           1998
                                         ------        ------         ------
Merchandise revenue                        80.9          81.7%          80.2%
Rental video revenue                       19.1          18.3           19.8
                                         ------        ------         ------
     Total revenues                       100.0         100.0          100.0
Merchandise cost of revenue                75.7          74.2           73.7
Rental video cost of revenue               43.4          39.5           62.2
                                         ------        ------         ------
     Total cost of revenues                69.5          67.9           71.4
     Gross profit                          30.5          32.1           28.6
Selling, general and administrative
  expenses                                 32.5          31.7           29.2
Pre-opening expenses                        0.0           0.4            0.4
                                         ------        ------         ------
                                           32.5          32.1           29.6
                                         ------        ------         ------
Operating loss                             (2.0)         (0.0)          (1.0)
Other income (expense):
   Interest expense                        (0.8)         (0.8)          (0.9)
   Gain on sale of mall stores             --            --              0.1
   Other, net                               0.0           0.0            0.1
                                         ------        ------         ------
                                           (0.8)         (0.8)          (0.7)
                                         ------        ------         ------
     Loss before income taxes              (2.8)         (0.8)          (1.7)
Income tax expense (benefit)                0.4          (0.3)          (0.7)
                                         ------        ------         ------
     Net loss                              (3.2)%        (0.5)%         (1.0)%
                                         ======        ======         ======

                                                     Fiscal Year
                                        ------------------------------------
                                        2000            1999            1998
                                        ----            ----            ----
Hastings Superstores:
Beginning number of stores               147             129             117
Openings                                   1              20              12
Closings*                                 (6)             (2)           --
                                        ----            ----            ----
Ending number of stores                  142             147             129
                                        ====            ====            ====

* Four additional superstores will be closed during the first and second quarters fiscal 2001.

Fiscal 2000 Compared to Fiscal 1999

      Revenues. Total revenues for fiscal year 2000 increased 2.9% to $458.2 million from $445.4 million for fiscal year 1999. The revenue growth consisted of a 1.8% increase in merchandise revenues and a 7.7% increase in rental video revenue and was primarily due to the number of new stores opened in fiscal 1999 that were open for a full year during fiscal 2000. Comparable store revenues for fiscal 2000 were essentially flat. Sale video, driven by sales of DVDs, previously viewed videocassettes, and video games exhibited the largest percentage growth year-over-year with music and book revenues declining as a result of general weakness in the industries.

       Gross Profit. Total gross profit as a percent of total revenue declined from 32.1% in fiscal 1999 to 30.5% in fiscal 2000 as a result of a series of factors as follows:

      (i) During the first quarter of fiscal 2000, management determined a need to improve inventory turns in order to enhance cash flow, reduce markdown expense, and enhance our inventory offering. Our resulting implementation of an initiative to permanently improve inventory turns generated an increase in the volume of returns to vendors and markdowns as well as compressed the timing of these returns resulting in higher fees per return based on the pricing agreements with our vendors. This negatively impacted gross profit by a $3.1 million increase in the cost associated with the return of product;

      (ii) Lower than anticipated sales volume for certain products in the first three quarters of fiscal 2000 resulted in management's decision to increase the markdown frequency on certain products to stimulate sales, increase inventory turnover and improve cash flows. Such retail price markdowns increased approximately $3.3 million resulting in lower merchandise margins;

      (iii) Margins were also adversely affected by an increase in freight costs of $1.0 million for the year ended January 31, 2001 due to freight carriers adding fuel surcharges of 4% to 8%; and

      (iv) As circumstances warrant, due to changing market conditions or specific transactions, we record lower of cost or market inventory adjustments. Such inventory adjustments increased $1.4 million from $5.6 million in fiscal 1999 to $7.0 million in fiscal 2000. This increase was primarily a result of our entering into a barter transaction with a third party during fiscal 1999, for which we recorded an asset related to the barter credit in the amount of $0.9 million. During the third quarter of fiscal 2000, the barter company ceased operations and no longer appeared to be a going concern. Consequently, we deemed the entire credit to be fully impaired, which resulted in a charge to income of $0.9 million in the third quarter of fiscal 2000.

      Also contributing to the overall decrease in margin was a decline in rental video margin of approximately $3.6 million primarily as a result of an increase in rental video revenue subject to revenue-sharing agreements with studios as a percent of total rental video revenue, which has lower profit margins.

      Offsetting the declines in margin outlined above was a $2.5 million decline in the amount of promotional coupons redeemed during fiscal 2000 over fiscal 1999 and a reduction in shrinkage of approximately $1.9 million resulting from an increased focus on loss prevention. In addition, we experienced an increase in discounts on product purchase prices due to more advantageous buying and improved seasonal terms from our vendors during the year.

      Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased to $149.0 million or 32.5% of total revenues in fiscal 2000 from $141.5 million or 31.7% in fiscal 1999. The increase was primarily the result of (1) $2.7 million in accounting and legal fees associated with the restatement of the first three quarters of fiscal 1999 and the prior four fiscal years and (2) collective asset impairment charges of $1.4 million comprised of $1.0 in writedowns of leasehold improvements included in three underperforming stores and $.4 million in writedowns of certain assets of the Company's Internet segment. Such charges were recorded as projected cash flows from these operations were not sufficient to realize the book value of the specific assets.

       Additionally, during fiscal 2000, we recorded net expenses of $4.9 million associated with the closure of two stores during the fourth quarter and an additional four stores approved for closure prior to year end. Such expenses are comprised of accruals for the net present value of future minimum lease payments, the write-off of leasehold improvements, and other related costs. During fiscal 1999, we recorded expenses of $5.1 million related to the closure of six superstores and one college bookstore.

     Pre-opening Expenses. Pre-opening expenses were $33,000 for the year ending January 31, 2001, as we opened one superstore during the year. For the year ending January 31, 2000, pre-opening expenses totaled $1.7 million with the opening of 20 new superstores. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

      Interest Expense. Despite a higher interest rate environment, our overall interest expense declined approximately $0.2 million to $3.5 million in fiscal 2000 compared to $3.7 million in fiscal 1999 primarily due to a lower average balance of long-term debt.

      Income Taxes. Due to cumulative losses incurred in recent years, the current balance of the net deferred tax asset does not meet the criteria for recognition under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." As a result, we fully reserved the balance of the net deferred tax asset of $6.7 million. We recorded income tax expense of $2.0 million primarily as the result of the provision for the valuation allowance partially offset by the tax benefit derived from the loss generated in fiscal 2000.

       Net Loss. For fiscal year 2000, we incurred a net loss of $14.6 million, or $1.25 per share, compared to a net loss of $2.2 million, or $0.19 per share for fiscal 1999.

Fiscal 1999 Compared to Fiscal 1998

      Revenues. Total revenues for fiscal 1999 totaled $445.4 million, an increase of $46.4 million or 11.6% over fiscal 1998 revenue of $399.1 million. The revenue growth consisted of a 13.7% increase in merchandise revenues and a 3.1% increase in rental video revenue. The increase in revenue was primarily due to comparable store revenue growth of 4.0% and the opening of 20 Hastings superstores during fiscal 1999. We closed two superstores at the end of fiscal 1999, which had an insignificant effect on total revenue. Each significant revenue category exhibited growth, with video games providing the largest gains on a percentage basis.

      Gross Profit. Total gross profit as a percent of total revenue decreased in fiscal 1999 to 32.1% compared to 33.2% for 1998 excluding the non-cash, non-recurring, pre-tax charge of $18.5 million discussed above under "Rental Video Cost Allocation." This decline was primarily the result of a $3.5 million pre-tax charge in the fourth quarter of fiscal 1999 for the write-down of certain merchandise inventory to the lower of cost or market. Lower than anticipated sales volume in the fourth quarter of fiscal 1999 resulted in management's decision to increase promotional discounts on certain products to stimulate sales and to increase inventory turnover and enhance cash flows. Such discounts resulted in lower of cost or market inventory adjustments. Offsetting these charges was a reduction in total returns expense (comprised of the cost of operating our return center and cost associated with the return of merchandise inventory) from $9.1 million in fiscal year 1999 compared to $10.6 million for fiscal 1998. The decrease was primarily due to a decline in the costs associated with returns settlements with vendors, resulting from an improvement in our vendor settlement process.

      The remainder of the gross profit change from fiscal 1998 resulted from the increase in merchandise revenues, which generate lower profit margins versus rental revenues, from 80.2% to 81.7% of total revenues. Excluding the write-down and decrease in returns expense, merchandise gross profit as a percentage of merchandise revenue remained constant at 26.4%. Gross profit as a percentage of revenue for rental video increased to 39.5% for fiscal 1999 compared to 38.7% for fiscal 1998, excluding the charge described above.

      Selling, General and Administrative Expenses. SG&A expenses increased to 31.7% of total revenues in fiscal 1999 from 29.2% in fiscal 1998. One factor contributing to this increase was the $5.1 million pre-tax charge for the costs associated with the closing of six superstores and one college bookstore. This charge includes the net present value of future minimum lease payments, write-off of primarily leasehold improvements, and other related costs. Two of these superstores were closed as of the end of fiscal 1999, while the remainders were closed during the first quarter of fiscal 2000.

      Other factors contributing to the increase in SG&A were an increase of approximately $1.4 million in costs associated with the operation of our Internet segment and a $1.8 million increase in the costs related to our superstore advertising program.

     Pre-opening Expenses. Pre-opening expenses remained constant at 0.4% of revenues for fiscal 1999 compared to fiscal 1998. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening. We opened 20 new superstores in fiscal 1999, compared to 12 new superstores in fiscal 1998.

       Interest Expense. Interest expense remained constant at $3.7 million for fiscal 1999 compared to 1998.

       Gain (Loss) on Sale of Mall Stores. As a result of the sale of our 42 mall stores to Camelot Music, Inc., we recorded a total pre-tax gain of $7.9 million (after-tax gain of $4.9 million) in fiscal 1993 and fiscal 1994. Camelot Music, Inc. filed for bankruptcy in August 1996, and we established a reserve of $2.5 million in fiscal 1996 to cover potential losses related to certain mall store leases. As of January 31, 1998, expenses totaling $0.3 million had been charged against the reserve. In the fourth quarter of fiscal 1997, the reserve was reduced to $0.5 million, resulting in an increase to pre-tax income of $1.7 million. By the end of the fourth quarter of fiscal 1998, all potential liabilities related to the Camelot Music, Inc. bankruptcy were settled, and we reduced the remaining reserve to zero resulting in a decrease in pre-tax loss in the fourth quarter of fiscal 1998 of $0.5 million.

      Net Income (Loss). We reported a net loss of $2.2 million or $0.19 per diluted share in fiscal 1999 compared to a net loss of $4.3 million or $0.41 per diluted share in fiscal 1998. Excluding the $5.1 million pre-tax charge for the closing of stores and the $3.5 million pre-tax charge for the write-down of merchandise inventory in fiscal 1999, our net income and diluted income per share would have been $3.1 million and $0.27 per diluted share, respectively. Excluding the non-cash, non-recurring, pre-tax charge of $18.5 million discussed above under - "Rental Video Cost Allocation," and the $0.5 million reversal of the reserve related to the Camelot Music, Inc. bankruptcy in fiscal 1998, our fiscal 1998 net income and diluted income per share would have been $6.8 million and $0.66 per share, respectively.

Liquidity and Capital Resources

     We generate cash from operations exclusively from the sale of merchandise and the rental of videocassettes and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our revolving credit facility (the "Facility"). We believe our cash flow from operations and borrowings under the Facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2001.

Consolidated Cash Flows

     Operating Activities. Despite an operating loss, net cash flows from operating activities increased $12.8 million, or 32.3%, from $39.5 million for the fiscal year ending January 31, 2000 to $52.3 million for the fiscal year ending January 31, 2001. The most significant reason for the increase was a decline in and orderly reduction of merchandise inventory of approximately $21.4 million. Approximately $15 million of this decline was the result of our initiative to increase cash flow and inventory turns by reducing our inventory. The remaining decrease in inventory is due to added controls on purchasing, markdown management and improved sell-through.

     Investing Activities. Net cash used in investing activities decreased $16.9 million, or 35.7%, from $47.4 million in fiscal 1999 to $30.5 million in fiscal 2000. This reduction was due to a decrease in the number of superstores opened from 20 in fiscal 1999 to one in fiscal 2000. Our capital expenditures include store equipment and fixtures, expanding and remodeling existing superstores, upgrading and implementation of information systems technology and the purchase of rental video assets.

      Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under the Facility. With the increase in cash flow from operations and decrease in capital expenditures, we decreased our overall debt balances by approximately $24.7 million to $29.6 million as of January 31, 2001 from $54.3 million as of January 31, 2000, eliminating our term debt by paying off our Senior Notes and reducing the level of our revolving credit borrowings.

    At January 31, 2001 and 2000, we had borrowings outstanding of $28.3 million and $32.3 million under our Facility and a prior revolving credit facility, respectively. The average rate of interest charged under the Facility and prior revolving credit facility at January 31, 2001 and 2000 was 8.4% and 7.3%, respectively.

     On August 29, 2000, we replaced the prior revolving credit facility and the Senior Notes by entering into a three-year syndicated, secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. The initial proceeds from the Facility were used to prepay the total amounts outstanding under the prior revolving credit facility and the Senior Notes. The amount outstanding under the Facility is subject to a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to the lesser of (i) a maximum principal amount of $70 million, which increases to $80 million between October 15 and December 15 of each year of the Facility, less a $10 million availability reserve and (ii) the borrowing base. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves. The Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at our option. The Facility contains no financial covenants, restricts the payment of dividends and certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility expires on August 29, 2003. At January 31, 2001, the Company had $26.1 million in excess availability after the $10 million availability reserve, under the Facility.

Seasonality and Inflation

     As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of this quarter. We experience reduced rentals of video activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music and videocassette titles, the cost of the new release or "best renter" titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect our operations.

     We do not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact our operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, that impacts our accounting treatment and/or our disclosure obligations. The statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement is effective in fiscal 2001. The adoption of SFAS No. 133 will not have a material impact on our operations.


ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2001 outstanding balance of the variable rate debt would be approximately $0.3 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item
305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. We are not party to any derivative contracts.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          HASTINGS ENTERTAINMENT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                       PAGE
                                                                       ----
Independent Auditors' Reports                                            25

Consolidated Balance Sheets as of January 31, 2001 and 2000              27

Consolidated Statements of Operations
       for the years ended January 31, 2001, 2000 and 1999               28

Consolidated Statements of Shareholders' Equity
       for the years ended January 31, 2001, 2000 and 1999               29

Consolidated Statements of Cash Flows
       for years ended January 31, 2001, 2000 and 1999                   30

Notes to Consolidated Financial Statements                               31


SCHEDULE
Financial Statement Schedule - The Financial Statement Schedule
filed as part of this report is listed under Part IV, Item 14.
Exhibits, Financial Statement Schedules and Reports on Form 8-K.         49

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Hastings Entertainment, Inc.

We have audited the accompanying consolidated balance sheet of Hastings Entertainment, Inc. and subsidiaries as of January 31, 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. and subsidiaries at January 31, 2001, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                                 /s/ Ernst & Young LLP

Fort Worth, Texas
March 27, 2001

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Hastings Entertainment, Inc.:

We have audited the consolidated balance sheet of Hastings Entertainment, Inc. and subsidiaries as of January 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the years ended January 31, 2000 and 1999. We also have audited the related financial statement schedule for the years ended January 31, 2000 and 1999. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hastings Entertainment, Inc. and subsidiaries as of January 31, 2000, and the results of their operations and their cash flows for the years ended January 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the years ended January 31, 2000 and 1999.

As discussed in Note 2, the Company changed its method of amortization for rental videos in 1998.


                                           /S/ KPMG LLP

Dallas, Texas
June 13, 2000

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            January 31, 2001 and 2000
                        (In thousands, except share data)

                                                                                                          FISCAL
                                                                                             --------------------------------
                                                                                               2000                    1999
                                                                                             ---------              ---------
                                          ASSETS
Current assets:
   Cash                                                                                      $   4,257              $   7,026
   Merchandise inventories, net                                                                130,676                152,065
   Income taxes receivable                                                                       7,759                  6,272
   Deferred income taxes                                                                          --                      656
   Other current assets                                                                          5,461                  4,968
                                                                                             ---------              ---------
           Total current assets                                                                148,153                170,987
Property and equipment, net                                                                     65,319                 73,242
Deferred income taxes                                                                             --                    3,026
Other assets                                                                                        12                    678
                                                                                             ---------              ---------

                                                                                             $ 213,484              $ 247,933
                                                                                             =========              =========


                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current maturities on long-term debt                                                      $     154              $   5,372
   Trade accounts payable                                                                       70,534                 66,568
   Accrued expenses and other current liabilities                                               30,898                 31,752
   Deferred income taxes                                                                          --                     --
                                                                                             ---------              ---------
            Total current liabilities                                                          101,586                103,692
Long-term debt, excluding current maturities                                                    29,456                 48,888
Other liabilities                                                                                6,651                  5,262

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                        --                     --
   Common stock, $.01 par value; 75,000,000 shares authorized;
      11,751,850 shares in 2000 and 11,736,923 shares in 1999 issued;
      11,751,850 shares in 2000 and 11,628,973 shares in 1999 outstanding                          117                    117
   Additional paid-in capital                                                                   36,323                 37,402
   Retained earnings                                                                            39,351                 53,951
   Treasury stock, at cost                                                                        --                   (1,379)
                                                                                             ---------              ---------
                                                                                                75,791                 90,091
                                                                                             ---------              ---------

                                                                                             $ 213,484              $ 247,933
                                                                                             =========              =========

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Years Ended January 31, 2001, 2000 and 1999
                      (In thousands, except per share data)

                                                                                         FISCAL YEAR
                                                                  ---------------------------------------------------------
                                                                    2000                     1999                    1998
                                                                  ---------               ---------               ---------
Merchandise revenue                                               $ 370,512               $ 364,041               $ 320,162
Rental video revenue                                                 87,691                  81,384                  78,904
                                                                  ---------               ---------               ---------
          Total revenues                                            458,203                 445,425                 399,066

Merchandise cost of revenue                                         280,459                 270,113                 235,915
Rental video cost of revenue                                         38,022                  32,139                  49,069
                                                                  ---------               ---------               ---------
          Total cost of revenues                                    318,481                 302,252                 284,984
                                                                  ---------               ---------               ---------

          Gross profit                                              139,722                 143,173                 114,082

Selling, general and administrative expenses                        148,967                 141,513                 116,521
Pre-opening expenses                                                     33                   1,681                   1,474
                                                                  ---------               ---------               ---------

          Operating loss                                             (9,278)                    (21)                 (3,913)

Other income (expense):
   Interest expense                                                  (3,485)                 (3,708)                 (3,727)
   Gain on sale of mall stores                                         --                      --                       454
   Other, net                                                           197                     205                     232
                                                                  ---------               ---------               ---------

          Loss before income taxes                                  (12,566)                 (3,524)                 (6,954)

Income tax expense (benefit)                                          2,034                  (1,359)                 (2,649)
                                                                  ---------               ---------               ---------

          Net loss                                                $ (14,600)              $  (2,165)              $  (4,305)
                                                                  =========               =========               =========

Basic loss per share                                              $   (1.25)              $   (0.19)              $   (0.41)
                                                                  =========               =========               =========

Diluted loss per share                                            $   (1.25)              $   (0.19)              $   (0.41)
                                                                  =========               =========               =========


Weighted-average common shares outstanding - basic                   11,645                  11,621                  10,436
Dilutive effect of stock options                                       --                      --                      --
                                                                  ---------               ---------               ---------

Weighted-average common shares outstanding - diluted                 11,645                  11,621                  10,436
                                                                  =========               =========               =========

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                   Years ended January 31, 2001, 2000 and 1999
                        (In thousands, except share data)




                                                       COMMON STOCK                 ADDITIONAL
                                               ----------------------------          PAID-IN            RETAINED
                                                 SHARES            AMOUNT            CAPITAL            EARNINGS
                                               ----------        ----------         ----------         ----------
Balances at January 31, 1998                    8,652,923        $       87         $    1,654         $   60,421
Issuance of common stock                        3,084,000                30             36,135               --
Issuance of treasury stock to directors              --                --                 --                 --
Receipt of treasury shares upon
    exercise of stock options                        --                --                 --                 --
Exercise of stock options                            --                --                   (6)              --
Termination of common stock
     Redemption agreement                            --                --                 --                 --
Net loss                                             --                --                 --               (4,305)
                                               ----------        ----------         ----------         ----------

Balances at January 31, 1999                   11,736,923        $      117         $   37,783         $   56,116
Issuance of treasury stock to directors              --                --                  (39)              --
Receipt of treasury shares upon
    exercise of stock options                        --                --                 --                 --
Exercise of stock options, including
    tax benefits of $0.3 million                     --                --                 (342)              --
Net loss                                             --                --                 --               (2,165)
                                               ----------        ----------         ----------         ----------


Balances at January 31, 2000                   11,736,923        $      117         $   37,402         $   53,951
Issuance of treasury stock to directors              --                --                 (152)              --
Issuance of stock to employees                     14,927              --                 (310)              --
Exercise of stock options                            --                --                 (617)              --
Net loss                                             --                --                 --              (14,600)
                                               ----------        ----------         ----------         ----------

Balances at January 31, 2001                   11,751,850        $      117         $   36,323         $   39,351
                                               ==========        ==========         ==========         ==========

                                                                                     REDEMPTION
                                                                                      VALUE OF
                                                                                    COMMON STOCK
                                                       TREASURY STOCK              HELD BY ESTATE         TOTAL
                                               -----------------------------        OF COMPANY'S      SHAREHOLDERS'
                                                 SHARES             AMOUNT            FOUNDER             EQUITY
                                               ----------         ----------         ----------         ----------
Balances at January 31, 1998                      187,725         $   (2,191)        $   (8,000)        $   51,971
Issuance of common stock                             --                 --                 --               36,165
Issuance of treasury stock to directors            (2,695)                31               --                   31
Receipt of treasury shares upon
    exercise of stock options                      12,453               (148)              --                 (148)
Exercise of stock options                         (13,728)               161               --                  155
Termination of common stock
     Redemption agreement                            --                 --                8,000              8,000
Net loss                                             --                 --                 --               (4,305)
                                               ----------         ----------         ----------         ----------

Balances at January 31, 1999                      183,755         $   (2,147)              --           $   91,869
Issuance of treasury stock to directors            (3,893)               163               --                  124
Receipt of treasury shares upon
    exercise of stock options                      65,454               (996)              --                 (996)
Exercise of stock options, including
    tax benefits of $0.3 million                 (137,366)             1,601               --                1,259
Net loss                                             --                 --                 --               (2,165)
                                               ----------         ----------         ----------         ----------


Balances at January 31, 2000                      107,950         $   (1,379)        $     --               90,091
Issuance of treasury stock to directors           (13,672)               186               --                   34
Issuance of stock to employees                    (44,278)               513               --                  203
Exercise of stock options                         (50,000)               680               --                   63
Net loss                                             --                 --                 --              (14,600)
                                               ----------         ----------         ----------         ----------

Balances at January 31, 2001                         --           $     --           $     --           $   75,791
                                               ==========         ==========         ==========         ==========

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years ended January 31, 2001, 2000 and 1999
                             (Dollars in thousands)

                                                                                               FISCAL YEAR
                                                                              ---------------------------------------------
                                                                                2000              1999               1998
                                                                              ---------         ---------         ---------
Cash flows from operating activities:
     Net loss                                                                 $ (14,600)        $  (2,165)        $  (4,305)
     Adjustments to reconcile net loss to net cash provided
         by operating activities:
            Depreciation expense                                                 33,155            31,626            55,331
            Gain on sale of mall stores, net                                       --                --                (454)
            Loss on rental videos lost, stolen and defective                      1,877             4,068             3,459
            Loss on disposal of non-rental video assets                           3,375             3,272               297
            Deferred income tax                                                   3,681            (2,541)           (3,354)
            Stock compensation expense                                              235               124                31
            Changes in operating assets and liabilities:
                Merchandise inventories                                          21,389            (2,464)          (21,090)
                Other current assets                                               (492)             (462)             (692)
                Trade accounts payable and accrued expenses                       3,112             3,897            (8,835)
                Income taxes receivable                                          (1,487)              243            (7,064)
                Other assets and liabilities, net                                 2,055             3,917             1,260
                                                                              ---------         ---------         ---------
                   Net cash provided by operating activities                     52,300            39,515            14,584
                                                                              ---------         ---------         ---------

Cash flows from investing activities:
     Purchases of property and equipment                                        (30,482)          (47,427)          (42,568)
                                                                              ---------         ---------         ---------
                   Net cash used in investing activities                        (30,482)          (47,427)          (42,568)
                                                                              ---------         ---------         ---------

Cash flows from financing activities:
     Borrowings under revolving credit facility                                 296,867           267,950           283,600
     Repayments under revolving credit facility                                (311,041)         (253,350)         (289,950)
     Payments under long-term debt and capital lease obligations                (10,476)           (5,319)             (283)
     Proceeds from exercise of stock options                                         63               263                 6
     Proceeds from issuance of stock                                               --                --              36,165
                                                                              ---------         ---------         ---------
                   Net cash provided by (used in) financing activities          (24,587)            9,544            29,538
                                                                              ---------         ---------         ---------

Net increase (decrease) in cash and cash equivalents                             (2,769)            1,632             1,554
Cash at beginning of year                                                         7,026             5,394             3,840
                                                                              ---------         ---------         ---------
Cash at end of year                                                           $   4,257         $   7,026         $   5,394
                                                                              =========         =========         =========

          See accompanying notes to consolidated financial statements.

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

 (1)    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        (a)     GENERAL

                Hastings Entertainment, Inc. and subsidiaries (the "Company") operates a chain of retail stores in 22 states, primarily in the Western and Midwestern United States, with revenues originating from the sale of music, books, software, periodicals, videocassette, video game and DVD products and the rental of videocassettes, video games and DVDs.

        (b)     BASIS OF CONSOLIDATION

                The consolidated financial statements present the results of Hastings Entertainment, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

                The Company's fiscal years ended January 31, 2001, 2000 and 1999 are referred to as fiscal 2000, 1999 and 1998, respectively.

        (c)     BASIS OF PRESENTATION

                Certain prior year amounts have been reclassified to conform with fiscal 2000 presentation including reclassification of returns expense from "Selling, general and administrative expenses" to "Merchandise cost of revenue," the reclassification of certain coupon expense from "Selling, general and administrative expenses" to "Rental video revenue," and the reclassification of certain advertising allowances and buying, marketing and merchandising human resource costs from "Merchandise cost of revenue" to "Selling, general and administrative expenses" as set forth in the Statement of Operations.

        (d)     REVENUE RECOGNITION

                Merchandise and rental video revenue are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Additionally, revenues are presented net of returns and exclude all taxes. An allowance has been established to provide for projected merchandise returns.

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

                            January 31, 2001 and 2000

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

        (i)     FINANCIAL INSTRUMENTS

                The carrying amount of long-term debt approximates fair value as of January 31, 2001 and 2000 due to the instruments bearing interest at market rates. The carrying amount of accounts payable approximates fair value because of its short maturity period.

        (j)     STOCK OPTION PLANS

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

        (k)     ADVERTISING COSTS

                Advertising costs for newspaper, television and other media are expensed as incurred. Gross advertising expenses for the fiscal years 2000, 1999, and 1998 were $5.9 million, $4.4 million and $1.4 million, respectively.

        (l)     PRE-OPENING COSTS

                Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening and are expensed as incurred.

        (m)     LOSS PER SHARE

                Basic loss per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted loss per share is similarly computed, but includes the effect, when dilutive, of the Company's weighted average number of stock options outstanding.

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

                Options to purchase 1,087,083 shares of Common Stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding at January 31, 2001; 1,813,965 shares of Common Stock at exercise prices ranging from $5.25 per share to $15.00 per share outstanding at January 31, 2000; and 1,916,684 shares of Common Stock at exercise prices ranging from $0.20 per share to $15.00 per share outstanding at January 31, 1999, were not included in the computation of diluted EPS because their inclusion would have been antidilutive.

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

        (o)     COMPREHENSIVE INCOME

                Comprehensive loss is equal to net loss for all periods presented.

        (p)     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, which is required to be adopted in fiscal 2001. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

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

        During fiscal 1998, prior to adopting the new method of amortization in the fourth quarter, the capitalized cost of base unit rental video assets (copies one through four of a title for each store) was amortized on a straight-

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

        line basis over 36 months to a salvage value of $5. The capitalized cost of non-base unit rental video assets (copies five and above of a title for each store) was amortized on a straight-line basis over six months to a salvage value of $5.

 (3)    MERCHANDISE INVENTORIES

        Merchandise inventories consisted of the following (dollars in thousands):

                                                      2000            1999
                                                    --------        --------
Merchandise inventories:
Music                                               $ 45,231        $ 51,921
Books                                                 53,757          59,069
Videos                                                20,919          24,525
Other                                                 14,219          19,094
                                                    --------        --------
                                                     134,126         154,609
  Less allowance for inventory shrinkage and
    obsolescence                                       3,450           2,544
                                                    --------        --------
                                                    $130,676        $152,065
                                                    ========        ========

        During fiscal 2000 and 1999, the Company purchased approximately 25% and 20%, respectively, of all products (defined herein as merchandise inventories and rental videos) from three suppliers.

        During the fourth quarter of fiscal 1999, the Company recorded a $3.5 million pre-tax charge related to valuing inventory at the lower of cost or market. Lower than anticipated sales volume in the fourth quarter of fiscal 1999 resulted in management's decision to increase promotional discounts on certain products to stimulate sales and to increase inventory turnover and enhance cash flows. Such discounts resulted in lower of cost or market inventory adjustments.

(4)     PROPERTY AND EQUIPMENT

        Property and equipment consist of the following (dollars in thousands):

                                                                 2000            1999
                                                               --------        --------
Rental videos                                                  $ 53,670        $ 58,452
Furniture and equipment                                          75,066          78,984
Leasehold improvements                                           47,464          46,410
Property under capital leases                                     2,126           2,126
                                                               --------        --------
                                                                178,326         185,972
         Less accumulated depreciation and amortization
            (note 2)                                            113,007         112,730
                                                               --------        --------
                                                               $ 65,319        $ 73,242
                                                               ========        ========

        Accumulated depreciation and amortization of property and equipment includes $1.2 million and $1.1 million of accumulated amortization of equipment under capital leases at January 31, 2001 and 2000, respectively.

        During the fourth quarter of fiscal 2000, the Company's retail store segment recorded a $1.0 million pre-tax charge included in selling, general and administrative expenses related to the impairment of leasehold

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

        improvements for three stores in accordance with SFAS 121, "Impairment of Long Lived Assets." These stores continue to operate but did not project cash flow amounts sufficient to cover the book value of the specific assets. Other amounts for impaired assets were recognized in connection with the closing of superstores. Please refer to Note 6 for a description of these amounts.

        Also at January 31, 2001, the Company's Internet segment recorded a $0.4 million pre-tax charge included in selling, general and administrative expenses related to the impairment of information systems equipment and development costs in accordance with SFAS 121, "Impairment of Long Lived Assets." The Internet segment will continue to operate but did not project cash flow amounts sufficient to cover the book value of the specific assets.

(5)     ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        Accrued expenses and other current liabilities consisted of the following (dollars in thousands):


                                                                2000           1999
                                                               -------        -------
                Allowance for cost of inventory returns        $ 7,543        $ 9,463
                   Deferred gift card revenue                    7,659
                                                                                5,726
                Store closing reserve                            6,605          3,971
                Salaries, vacation and bonus                     4,388
                                                                                3,748
                Other                                            4,703          8,844
                                                               -------        -------
                   Total                                       $30,898        $31,752
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

(6)     STORE CLOSING RESERVE

        From time to time and in the normal course of business, the Company evaluates its store base to determine if a need to close a store(s) is present. Management will evaluate, among other factors, current and future profitability, market trends, age of store and lease status.

        Included in accrued expenses and other liabilities at January 31, 2001 and 2000 are accruals of $6.6 million and $4.0 million, respectively, for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Charges related to store closings in fiscal 2000 amounted to $6.5 million, of which $3.4 million was recorded in the fourth quarter. Contained in the $6.5 million were $4.6 million in accruals for the net present value of minimum lease payments related to the closing of two underperforming superstores closed in the fourth quarter and four underperforming stores that management had approved for closure in the fourth quarter that will be closed by the end of the second quarter of fiscal 2001. Additionally, fiscal 2000 charges included $1.6 million for the write-off of leasehold improvements and $0.3 million of other related costs. The fourth quarter charge of $3.4 million included $1.9 million in accruals for the net present value of future minimum lease payments, $1.3 million in write-offs of leasehold improvements and $0.2 million of other related costs.

        Offsetting these fiscal 2000 charges were changes in estimates in the store closing reserve of $1.6 million, of which $0.8 million was recorded in the fourth quarter, as a result of negotiating early buy-outs of certain lease liabilities and sublease activities for certain closed stores.

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

        In fiscal 1999, charges related to store closings were $5.1 million, which was all recorded during the fourth quarter. Contained in the $5.1 million was $2.5 million in accruals for the net present value of minimum lease payments related to the closing of two underperforming superstores closed at January 31, 2000 and four underperforming stores that management had approved for closure in the fourth quarter that were closed by the end of the first quarter of fiscal 2000. Additionally, charges included $2.3 million for the write-off of leasehold improvements and $0.3 million of other related costs.

        The following tables provide a rollforward of reserves that were established for these charges for fiscal 2000 and 1999. (dollars in thousands)

                                           FUTURE LEASE
                                             PAYMENTS     OTHER COSTS    TOTAL
                                           ------------   -----------   -------
           Balance at January 31, 1999        $ 1,581       $    --     $ 1,581
              Additions to provision            2,500           300       2,800
              Cash outlay                        (409)           --        (409)
                                              -------       -------     -------
           Balance at January 31, 2000        $ 3,672       $   300     $ 3,972

              Additions to provision            4,617           272       4,889
              Changes in estimates             (1,571)           --      (1,571)
              Cash outlay                        (368)         (317)       (685)
                                              -------       -------     -------
           Balance at January 31, 2001        $ 6,350       $   255     $ 6,605
                                              =======       =======     =======

        Payments during the next five years that are to be charged against the reserve are expected to be approximately $1.0 million per year. Other costs were charged against the reserve in fiscal 2000 as incurred.

 (7)    LONG-TERM DEBT

        Long-term debt and capitalized lease obligations consisted of the following (dollars in thousands):

                                                           2000           1999
                                                          -------        -------
           Revolving credit facility                      $28,258        $32,250
           Series A senior notes                               --         20,000
           Capitalized lease obligations (note 4 and 8)     1,352          1,492
           Other                                               --            518
                                                          -------        -------
                                                           29,610         54,260
                    Less current maturities                   154          5,372
                                                          -------        -------
                                                          $29,456        $48,888
                                                          =======        =======

           On August 29, 2000, the Company entered into a three-year syndicated, secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. (the "Facility"). The initial proceeds from the Facility were used by the Company to terminate and prepay fully the total amounts outstanding under a prior revolving credit facility, with Bank of America and a consortium of banks and under its Series A Senior Notes, (the "Senior Notes") with a financial institution. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the Facility, less a $10 million availability reserve. The Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at the Company's option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

           less specifically defined reserves. The Facility contains no financial covenants, restricts the payment of dividends and certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of the Company's common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of the Company's three consolidated subsidiaries. The Facility expires on August 29, 2003. At January 31, 2001, the Company had $26.1 million in excess availability after the $10 million availability reserve, under the Facility.

           At January 31, 2001 and 2000, the Company had borrowings outstanding of $28.3 million and $32.3 million, respectively, under revolving credit facilities (the "Facilities"). The Facilities accrued interest at variable rates based on the lender agreements. The average rate of interest being charged under the Facilities at January 31, 2001 and 2000 was 8.4% and 6.9%, respectively.

           At January 31, 2000, the Company had $20 million aggregate principal amount of unsecured Series A Senior Notes due June 13, 2001 (the "Senior Notes) outstanding with a financial institution. The Company began making required $5.0 million annual principal payments on June 13, 1999. The senior notes had a stated interest rate of 7.75% at January 31, 2000. The Company made the June 13, 2000 required principal payment, however, on August 29, 2000 the Company pre-paid the remaining balance on the Senior Notes with proceeds from the New Facility.

           The capitalized lease obligations represent two leases on certain retail space with initial terms of 15 years.

           The aggregate maturities of long-term debt and capitalized lease obligations for years subsequent to fiscal 2000 are as follows (dollars in thousands):


                   2001                                       $   154
                   2002                                           169
                   2003                                        28,451
                   2004                                           221
                   2005                                           243
                Thereafter                                        372
                                                              -------
                                                              $29,610
                                                              =======

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

                                 2000             1999             1998
                               --------         --------         --------
Minimum rentals                $ 16,783         $ 15,444         $ 13,280
Contingent rentals                1,595            1,728            1,769
Less: sublease income              (324)            (279)            (138)
                               --------         --------         --------
         Rental expense        $ 18,054         $ 16,893         $ 14,911
                               ========         ========         ========

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

        Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of January 31, 2001 are (dollars in thousands):

                                                           CAPITAL       OPERATING
                                                           LEASES         LEASES
                                                          -------        -------
2001                                                      $   257        $16,227
2002                                                          259         14,785
2003                                                          268         13,241
2004                                                          280         11,120
2005                                                          283          9,462
Thereafter                                                    405         22,961
                                                          -------        -------
         Total minimum lease payments                       1,752         87,796
Less net present value of sublease income                                    453
                                                                         -------
         Net minimum lease payments under
            operating leases                                             $87,343
                                                                         =======
Less amount representing imputed interest                     246
                                                          -------
         Total obligations under capital leases             1,506
Less current principal maturities of capital lease
    Obligations                                               154
                                                          -------
         Obligations under capital leases,
            excluding current maturities                  $ 1,352
                                                          =======

        A director of the Company is a limited partner in various limited partnerships that lease land and improvements to the Company under certain lease agreements. During fiscal 2000, 1999 and 1998, the Company made lease payments of $0.6 million, $0.6 million and $0.5 million, respectively, to these partnerships.

(9)     INCOME TAXES

        Income tax expense (benefit) consists of the following (dollars in thousands):

                                 2000            1999             1998
                                -------         -------         -------
Current federal                 $(1,075)        $ 1,214         $   600
Current state and local            (573)            (32)            105
Deferred federal                  3,130          (2,156)         (2,861)
Deferred state and local            552            (385)           (493)
                                -------         -------         -------

                                $ 2,034         $(1,359)        $(2,649)
                                =======         =======         =======

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

        The difference between expected income tax expense (computed by applying the statutory rate of 34% to loss before income taxes) and actual income tax expense (benefit) is as follows (dollars in thousands):

                                                 2000         1999       1998
                                                -------     -------     -------
Computed "expected" tax benefit                 $(4,272)    $(1,198)    $(2,364)
State and local income taxes, net of federal
    income tax effect                              (566)       (275)       (255)
Increase in valuation allowance                   6,666          --          --
Other                                               206         114         (30)
                                                -------     -------     -------
                                                $ 2,034     $(1,359)    $(2,649)
                                                =======     =======     =======

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below (dollars in thousands):

                                                            2000          1999
                                                           ------        ------
Deferred tax assets:
    Gift cards                                             $  590        $  431
    Abandoned leases                                        3,296         2,461
    Deferred rent                                             573           586
    Compensated absences                                      559           492
    Deferred compensation                                     400           392
    Deferred lease incentives                                 566           971
    Inventories                                             1,226            --
    Property and equipment, principally due to
       different depreciation methods for financial
       reporting and income tax purposes
                                                              491            --
    Other                                                      --           132
                                                           ------        ------

            Total deferred tax assets                       7,701         5,465
    Valuation allowance of deferred tax assets              6,666            --
                                                           ------        ------
     Deferred tax assets net of valuation allowance
                                                            1,035         5,465

Deferred tax liabilities:
    Inventories                                                --         1,274
    Property and equipment                                     --           509
    Other                                                   1,035            --
                                                           ------        ------

            Total deferred tax liabilities                  1,035         1,783
                                                           ------        ------

            Net deferred tax assets                        $   --        $3,682
                                                           ======        ======

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

        In fiscal 1997, the Company elected to change from the LIFO cost method to the FIFO cost method of inventory accounting for financial reporting and income tax purposes. The $4.7 million deferred tax liability related to the tax LIFO reserve at January 31, 1997 is being included in taxable income ratably over a four-year period beginning in fiscal 1997.

        During fiscal 2000, the Company reviewed the net deferred tax asset under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Due to cumulative losses incurred in recent years, the current balance of the net deferred tax asset does not meet the criteria for recognition under SFAS 109. As a result, the Company recorded a valuation allowance of $6.7 million to fully reserve the balance of the net deferred tax asset.

(10)    401k AND ASOP

        Beginning February 1, 2001, full-time employees who have attained age 21 and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 are eligible to participate in the Company's 401k plan and may elect to contribute up to 15 percent of their salary, subject to federal limitations, to the plan. Employer contributions include a quarterly guaranteed match of 25% of employee contributions up to a maximum of 6% deferral of compensation and a discretionary match based on specific criteria reviewed every fiscal six month period by the Company and approved by the Board of Directors. This discretionary match is allocated solely to those employees who are participating in the plan and are employed on the last day of the six-month period. Prior to February 1, 2001, employees who had attained age 21 were eligible to participate in the Company's 401k plan and could elect to contribute up to 15 percent of their salary, subject to federal limitations, to the plan. Employer contributions were a discretionary match determined by the Company and allocated solely to those employees who were participating in the plan, had completed one year of service and were employed on the last day of the plan year. Amounts expensed related to the plan were $0.4 million, $0.2 million and $0.3 million during fiscal 2000, 1999 and 1998, respectively.

        The Company's Associate Stock Ownership Plan (ASOP) permits employees who have attained age 21 and completed one year of service, or 1000 hours in 12 consecutive months for part-time associates, to participate in the ASOP. Employer contributions are determined at the discretion of the Company. The Board of Directors has determined that the level of contributions will be made based on attaining operational profit goals as set by the Board of Directors. The contribution is based on a percentage of participants' eligible compensation. Amounts expensed related to the Plan were $0.5 million, $0.3 million and $0.4 million during fiscal 2000, 1999 and 1998, respectively. Common shares held by the ASOP were 199,269, 124,410 and 92,825 at January 31, 2001, 2000 and
        1999, respectively.

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

        The 1991 and 1994 Stock Option Plans and the 1996 Incentive Stock Plan authorize the award of both incentive stock options and non-qualified stock options to purchase common stock to officers, other associates and directors of the Company. The exercise price per share of incentive stock options may not be less than the market price of the Company's common stock on the date the option is granted. The exercise price per share of non-qualified stock options is determined by the Board of Directors, or a committee thereof. The term of each option is determined by the Board of Directors and generally will not exceed ten years from the date of grant. In general, each option award vests at 20% per year over five years. The exercise price of

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

        options issued to certain executive officers of the Company included fixed annual increases, which were eliminated in fiscal 1997.

        The 1996 Incentive Stock Plan also authorizes the granting of stock appreciation rights, restricted stock, dividend equivalent rights, stock awards, and other stock-based awards to officers, other associates, directors, and consultants of the Company. There have been no grants of these awards under this plan.

        The Company has a management stock purchase plan that authorizes the issuance of up to 227,655 shares of common stock, pursuant to agreements providing for the purchase of restricted stock units (RSU's). The cost of each RSU is equal to 75% of the fair market value of the common stock of the Company on the date the RSU is awarded. As of January 31, 2001, 2000 and 1999 there were 3,881, 6,830 and 8,025 RSU's awarded under the Plan, respectively. The Company recorded approximately $8,800, $52,000 and $50,000 of compensation expense at the time the RSU's were awarded for fiscal year 2000, 1999 and 1998, respectively. As of January 31, 2001, 2000 and 1999, there were 13,576, 11,654 and 8,025 RSU's outstanding under the plan, respectively.

        On October 2, 2000, the Company exchanged restricted stock for outstanding options granted to associates having an exercise price of $9.00 or more per share. The ratio of restricted stock issued in the exchange varied with the option exercise price of the outstanding options but in the aggregate was approximately 1:4. Options beneficially owned by the Chief Executive Officer and the Directors of the Company were excluded from the exchange. As a result of the exchange, 122,269 shares of restricted stock were issued and options for 504,694 shares were cancelled and returned to the Company's 1991, 1994 and 1996 Stock Option Plans. Rights in the restricted stock vested 50% on January 31, 2001 and 50% on April 30, 2001. The restricted stock is subject to restrictions and may be resold only in accordance with Rule 144 under the Securities Exchange Act of 1934 or other applicable exemption. In connection with the exchange, the Company recognized $0.2 million in compensation expense in fiscal 2000.

        A summary of information with respect to all stock option plans is as follows:


                                                        WEIGHTED-AVERAGE
                                                            EXERCISE
                                            OPTIONS           PRICE
                                          -----------   ----------------
Outstanding at January 31, 1998           $ 1,797,554         $11.72
    Granted                                   787,162          11.05
    Exercised                                 (13,728)         13.35
    Forfeited                                (654,304)         13.56
                                          -----------         ------

Outstanding at January 31, 1999             1,916,684          10.80
    Granted                                   372,540           9.52
    Exercised                                (137,366)          7.61
    Forfeited                                (337,893)         11.39
                                          -----------         ------

Outstanding at January 31, 2000             1,813,965          10.67
    Granted                                   569,376           3.20
    Exercised                                 (50,000)          1.27
    Forfeited                              (1,246,258)         10.50
                                          -----------         ------

Outstanding at January 31, 2001           $ 1,087,083         $ 7.39
                                          ===========         ======


Reserved and available for grant at
  January 31, 2001                         1,162,603

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

At January 31, 2001, the options outstanding and options exercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

                                                                                   WEIGHTED-AVERAGE
                                                                 WEIGHTED-AVERAGE     REMAINING
                                                       OPTIONS    EXERCISE PRICE   CONTRACTUAL LIFE
                                                       -------        ------         ----------
        RANGE:  $1.27 TO $4.99
        Options outstanding at January 31, 2001        476,359        $ 3.37         9.12 years
        Options exercisable at January 31, 2001          2,859        $ 2.22

        RANGE:  $5.00 TO $9.99
        Options outstanding at January 31, 2001        102,401        $ 6.61         6.59 years
        Options exercisable at January 31, 2001         41,510        $ 6.79

        PRICE:  $10.00 TO $14.03
        Options outstanding at January 31, 2001        508,323        $11.32         5.94 years
        Options exercisable at January 31, 2001        479,347        $11.24

At January 31, 2001, 2000 and 1999, the number of options exercisable was 523,716, 1,067,915 and 980,139, respectively, and the weighted-average exercise price of those options was $10.84, $10.57 and $9.98, respectively.

The Company applies APB 25 and related interpretations in accounting for its Plans. Since the Company generally grants stock options, except for RSUs as described above, with an exercise price equal to or greater than the current market price of the stock on the grant date, compensation expense is not recorded. Had the Company determined compensation cost based on the fair value at the date of grant for its stock options under SFAS 123, the Company's net loss and loss per share would have been changed as set forth in pro forma amounts indicated below (in thousands except per share data):

                                    2000                 1999               1998
                                 ----------             ------             ------
Net loss:
    As reported                  $  (14,600)            (2,165)            (4,305)
    Pro forma                       (15,143)            (3,419)            (5,196)

Loss per share:
    As reported - basic               (1.25)             (0.19)             (0.41)
    As reported - diluted             (1.25)             (0.19)             (0.41)
    Pro forma - basic                 (1.30)             (0.29)             (0.50)
    Pro forma - diluted               (1.30)             (0.29)             (0.50)

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

        The per share weighted-average exercise price and the per share weighted-average minimum and fair value of stock options at the date of grant, using the Black-Scholes option-pricing model for SFAS 123 disclosure purposes, is as follows:

                                                EXERCISE PRICE                           FAIR VALUE
                                       -------------------------------         ------------------------------
                                       2000          1999        1998          2000         1999         1998
                                       -----         ----        -----         ----         ----         ----
Options granted at
    market price                       $3.21         9.54        10.55         1.98         6.41         7.06
Options granted at prices
    exceeding market price              0.00        12.00        12.94         0.00         0.31         2.82
Options granted at prices below
    market price                        2.27         7.62         6.19         1.52         5.71         4.55
Total options granted                   3.20         9.52        11.05         1.98         6.19         7.58

        The following assumptions were used in the calculation:

                                        2000           1999          1998
                                       -------       -------       -------
        Expected dividend yield        $  --            --            --
        Risk-free interest rate         5.07%         6.62%         5.26%
        Expected life in years         3 to 10       3 to 10       3 to 10
        Volatility                       .60           .58           .59

(12)    SUPPLEMENTAL CASH FLOW INFORMATION

        Cash payments for interest during fiscal 2000, 1999 and 1998 totaled $3.2 million, $3.6 million and $3.8 million, respectively. Cash payments for income taxes during fiscal 2000, 1999 and 1998 totaled $0.2 million, $0.7 million and $7.8 million, respectively.

(13)    LITIGATION AND CONTINGENCIES

        The Company's employees are covered under a self-insured health plan. Claims in excess of $100,000 per employee are insured by a managing underwriter. Estimated claims incurred but not reported have been accrued in the accompanying financial statements. Health insurance expense during fiscal 2000, 1999 and 1998 was $2.2 million, $2.0 million and $1.4 million, respectively.

        The Company is partially self-insured for workers' compensation. Claims in excess of $100,000 per accident and $1.1 million in the aggregate annually are insured by an insurance company. Estimated claims and claims incurred but not paid have been accrued in the accompanying consolidated financial statements. Workers' compensation expense during fiscal 2000, 1999 and 1998 was $0.4 million, $0.3 million and $0.1 million, respectively.

        Following the Company's initial announcement on March 7, 2000 of the requirement for accounting restatements, reflected in the fiscal 1999 Annual Report on Form 10-K, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to the Amarillo Division of the Northern District and have been consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company,

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

        its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933.

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

(14)    SEGMENT DISCLOSURES

        The Company has two operating segments, retail stores and Internet operations. The Company's chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVD. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding the Company's retail stores and Internet operations for fiscal years 2000, 1999 and 1998 is presented below.

        2000:                                  RETAIL             INTERNET
         (Dollars in thousands)                STORES            OPERATIONS         TOTAL
                                               ------            ----------         -----

        Total revenue                        $ 458,021               182         $ 458,203
        Depreciation and amortization        $  32,759               396         $  33,155
        Operating loss                       $  (7,287)           (1,991)        $  (9,278)
        Total assets                         $ 212,679               805         $ 213,484
        Capital expenditures                 $  29,803               679         $  30,482


        1999:                                  RETAIL             INTERNET
         (Dollars in thousands)                STORES            OPERATIONS         TOTAL
                                               ------            ----------         -----
        Total revenue                        $445,280                 145         $445,425
        Depreciation and amortization        $ 31,367                 259         $ 31,626
        Operating income (loss)              $  1,712              (1,733)        $    (21)
        Total assets                         $246,858               1,075         $247,933
        Capital expenditures                 $ 46,487                 823         $ 47,310

        1998:                                  RETAIL             INTERNET
         (Dollars in thousands)                STORES            OPERATIONS         TOTAL
                                               ------            ----------         -----
        Total revenue                        $ 399,036                30         $ 399,066
        Depreciation and amortization        $  55,291                40         $  55,331
        Operating loss                       $  (3,685)             (228)        $  (3,913)
        Total assets                         $ 233,256               223         $ 233,479
        Capital expenditures                 $  42,325               243         $  42,568

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

(15)     INTERIM FINANCIAL RESULTS (UNAUDITED)

FISCAL 2000:                                                                          QUARTER
                                                          ---------------------------------------------------------------
Dollars in thousands, except per share data                 First            Second             Third             Fourth
                                                          ---------         ---------         ---------         ---------
Total revenues                                            $ 110,085         $ 106,771         $ 100,080         $ 141,267
Total cost of revenues                                       75,215            74,020            73,984            95,262
Selling, general and administrative expenses(a)(b)           34,694            35,621            37,318            41,334
Pre-opening expenses                                              2                (2)               33                --
Operating income (loss)                                         174            (2,868)          (11,255)            4,671
Interest and other expense, net                                 920               824               772               773
Income (loss) before taxes                                     (746)           (3,692)          (12,027)            3,897
Income tax expense (benefit)(c)                                (284)           (1,402)               --             3,720
Net income (loss)                                              (462)           (2,290)          (12,027)              177

Basic income (loss) per share                             $   (0.04)        $   (0.20)        $   (1.03)        $    0.02
Diluted income (loss) per share                           $   (0.04)        $   (0.20)        $   (1.03)        $    0.02

FISCAL 1999:                                                                      QUARTER
                                                       ---------------------------------------------------------------
Dollars in thousands, except per share data              First           Second             Third             Fourth
                                                       ---------        ---------         ---------         -----------
Total revenues                                         $ 100,406        $ 101,882         $ 100,406         $   142,732
Total cost of revenues(d)                                 64,102           66,698            68,370             103,082
Selling, general and administrative expenses(b)           31,108           32,301            34,719              43,386
Pre-opening expenses                                         127              515               717                 323
Operating income (loss)                                    5,069            2,368            (3,400)             (4,059)
Interest and other expense, net                              786              896               982                 838
Income (loss) before taxes                                 4,283            1,472            (4,382)             (4,897)
Income tax expense (benefit)                               1,585              606            (1,646)             (1,904)
Net income (loss)                                          2,698              866            (2,736)             (2,993)

Basic income (loss) per share                          $    0.23        $    0.07         $   (0.24)        $     (0.26)
Diluted income (loss) per share                        $    0.23        $    0.07         $   (0.24)        $     (0.26)



(a) The Company recorded a pre-tax charge of approximately $3.1 million in the third quarter of fiscal year 2000. This charge related to the closing of two of its superstores during the fourth quarter of fiscal 2000 and includes the net present value of future minimum lease payments, write-off of property and equipment, and other costs associated with the closing of these locations.

(b) The Company recorded pre-tax charges of approximately $3.4 million and $5.1 million in the fourth quarter of fiscal years 2000 and 1999, respectively. These charges related to the closing of superstores as described in Note 6.

(c) During the third and fourth quarter of fiscal 2000, the Company reviewed the net deferred tax asset under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
     109). Due to cumulative losses incurred in recent years, the current balance of the net deferred tax asset did not meet the criteria for recognition under SFAS 109. As a result, the Company recorded no income tax benefit in the third quarter and recorded a valuation allowance of $3.7 million during the fourth quarter of fiscal 2000 to fully reserve the balance of the net deferred tax asset.

(d) The Company recorded pre-tax charges of approximately $3.5 million for the write down of inventory to the lower of cost or market in the fourth quarter of fiscal year 1999.

                  Hastings Entertainment, Inc. and Subsidiaries

                   Notes to Consolidated Financial Statements

                            January 31, 2001 and 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 22, 2000, with the recommendation of the Audit Committee and approval of the Board of Directors, we dismissed KPMG, LLP (KPMG) as our independent auditors. On October 19, 2000, we engaged Ernst and Young LLP as our independent auditors. We filed reports on Form 8-K with the Securities and Exchange Commission on September 29, 2000 and October 24, 2000 as a result of these events, respectively.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding our directors will be set forth in our Proxy Statement for our 2001 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2000 (our "Proxy Statement"), under the heading "Proposal No. 1: Election of Three Directors," which information is incorporated herein by reference. The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in our Proxy Statement under the heading "Compliance with
Section 16(a) of the Securities Exchange Act of 1934," which is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading "Executive Officers of the Company" in Part I of this Form 10-K, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item regarding our directors will be set forth in our Proxy Statement under the headings "Executive Compensation," "Executive Compensation - Director Compensation," "Executive Compensation - Employee Contracts and Change of Control Arrangements," and "Executive Compensation - Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item regarding our directors will be set forth in our Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in our Proxy Statement under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      1.   The following consolidated financial statements of the Company are included in Part II, Item 8:

               Independent Auditors' Reports................................. 25
               Consolidated Balance Sheets as of January 31, 2001 and 2000... 27
               Consolidated Statements of Operations for the years ended
                   January 31, 2001, 2000 and 1999........................... 28
               Consolidated Statements of Shareholders' Equity for the years ended January 31, 2001, 2000 and 1999..................... 29
               Consolidated Statements of Cash Flows for the years ended
                   January 31, 2001, 2000 and 1999........................... 30
               Notes to Consolidated Financial Statements.................... 31

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

     10.11  *      (1)     Management Stock Purchase Plan.

     10.12  *      (1)     Management Incentive Plan.

     10.13  *      (1)     Salary Incentive Plan.

     10.14  *      (1)     Hastings Entertainment, Inc. Stock Option Plan for
                           Outside Directors.

     10.15  *      (4)     Agreement dated January 31, 2001 between John H.
                           Marmaduke and the Company

     10.16         (1)     Lease Agreement, dated August 3, 1994, as amended,
                           between Omni Capital Corporation and the Company, for
                           warehouse space located at Sunset Center in Amarillo,
                           Texas.

     10.17         (1)     Stock Redemption Agreement dated May 3, 1994, as
                           amended, between John H. Marmaduke, Independent
                           Executor of the Estate of Sam Marmaduke, Deceased,
                           and the Company.

     10.18         (1)     Lease Agreement, dated May 28, 1992, between the City
                           of Amarillo and the Company for space located at 1900
                           W. 7th Avenue in Amarillo, Texas.

     10.19         (1)     $1,600,000 Promissory Note and Security Agreement in
                           favor of First Interstate Bank of Texas, NA.

     10.20         (1)     Stock Grant Plan for Outside Directors.

     10.21         (1)     Form of Employment Agreement by and between the
                           Company and certain of its executives.

     10.22         (2)     Amended Lease Agreement, dated October 13, 1999,
                           between Omni Capital Corporation and the Company, for
                           office space located at Sunset Center in Amarillo,
                           Texas.

     10.23         (2)     First Amendment to Credit Agreement and waiver
                           agreement dated as of May 2, 2000 between Hastings
                           Entertainment, Inc. and Bank of America, N.A., as
                           administrative agent

     10.24         (2)     Second Amendment to Credit Agreement dated as of June
                           12, 2000 between Hastings Entertainment, Inc. and
                           Bank of America, N.A., as administrative agent.

     10.25         (2)     Amended and Restated Note Purchase Agreement dated as
                           of June 12, 2000 between Hastings Entertainment, Inc.
                           and Metropolitan Life Insurance Company and
                           Metropolitan Insurance and Annuity Company

     10.26         (2)     Security Agreement dated as of May 26, 2000 between
                           Hastings Entertainment, Inc. and Subsidiaries and
                           Bank of America, N.A.

     10.27         (3)     Loan and Security Agreement dated August 29, 2000
                           between Hastings Entertainment, Inc. and Fleet Retail
                           Finance, Inc., Agent.

      21.1         (1)     Subsidiaries of the Company.

      23.1         (4)     Consent of Ernst and Young LLP

      23.2         (4)     Consent of KPMG LLP

      24.1         (4)     Powers of Attorney (included on signature pages)

------------------

     (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference. The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

     (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.

     (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 31, 2000, and incorporated herein by reference.

     (4) Filed herewith.

(b)  Reports on Form 8-K

     (i) No report on Form 8-K was filed by the registrant during the last quarter of the fiscal year for which this report on Form 10-K is filed.

Financial Statement Schedule II -

                          HASTINGS ENTERTAINMENT, INC.
                 Valuation and Qualifying Accounts and Reserves
                   Years Ended January 31, 2001, 2000 and 1999
                             (Amounts in thousands)

                                                                      FISCAL YEAR
                                                      ------------------------------------------
                Description                             2000             1999             1998
                                                      --------         --------         --------
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
   Balance at the beginning of period                 $  2,544         $  2,146         $  2,755
   Additions charged to costs and expenses              14,698           11,958           12,749
   Deductions for write-offs                           (13,709)         (11,560)         (13,358)
                                                      --------         --------         --------
   Balance at end of period                           $  3,533         $  2,544         $  2,146
                                                      ========         ========         ========


Reserves added to liabilities:
Allowance for cost of inventory returns:
   Balance at the beginning of period                 $  9,463         $ 11,418         $  4,040
   Additions charged to costs and expenses (1)          10,247            7,170            8,748
   Deductions for write-offs                           (12,167)          (9,125)          (1,370)
                                                      --------         --------         --------
   Balance at end of period                           $  7,543         $  9,463         $ 11,418
                                                      ========         ========         ========

(1) Total returns expense was $12.2 million, $9.1 million and $10.6 million for the fiscal years 2000, 1999 and 1998, respectively. The table does not include the cost of operating our return center ($2.0 million, $1.9 million and $1.9 million for the fiscal years 2000, 1999 and 1998, respectively), which is recorded directly to returns expense.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant, thereunto duly authorized:

                                    HASTINGS ENTERTAINMENT, INC.


DATE: May 1, 2001                   By: /s/ John H. Marmaduke
                                        -------------------------------------
                                        John H. Marmaduke
                                        Chairman of the Board, President and
                                        Chief Executive Officer


                                POWER OF ATTORNEY

      Each person whose signature appears below hereby authorizes and constitutes John H. Marmaduke and Dan Crow, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and redistribution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this report with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

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

Signature                      Title                                                            Date
---------                      -----                                                            ----
/s/ John H. Marmaduke          Chairman of the Board, President and Chief Executive Officer
---------------------------    (Principal Executive Officer)                                    May 1, 2001
John H. Marmaduke


/s/ Gaines L. Godfrey          Director                                                         May 1, 2001
---------------------------
Gaines L. Godfrey

/s/ Peter A. Dallas            Director                                                         May 1, 2001
---------------------------
Peter A. Dallas

/s/ Craig R. Lentzsch          Director                                                         May 1, 2001
---------------------------
Craig R. Lentzsch

/s/ Stephen S. Marmaduke       Director                                                         May 1, 2001
---------------------------
Stephen S. Marmaduke

/s/ Jeffrey G. Shrader         Director                                                         May 1, 2001
---------------------------
Jeffrey G. Shrader

/s/ Ron G. Stegall             Director                                                         May 1, 2001
---------------------------
Ron G. Stegall

/s/ Daryl L. Lansdale          Director                                                         May 1, 2001
---------------------------
Daryl L. Lansdale

                                 EXHIBIT INDEX

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

     10.11  *      (1)     Management Stock Purchase Plan.

     10.12  *      (1)     Management Incentive Plan.

     10.13  *      (1)     Salary Incentive Plan.

     10.14  *      (1)     Hastings Entertainment, Inc. Stock Option Plan for
                           Outside Directors.

     10.15  *      (4)     Agreement dated January 31, 2001 between John H.
                           Marmaduke and the Company

     10.16         (1)     Lease Agreement, dated August 3, 1994, as amended,
                           between Omni Capital Corporation and the Company, for
                           warehouse space located at Sunset Center in Amarillo,
                           Texas.

     10.17         (1)     Stock Redemption Agreement dated May 3, 1994, as
                           amended, between John H. Marmaduke, Independent
                           Executor of the Estate of Sam Marmaduke, Deceased,
                           and the Company.

     10.18         (1)     Lease Agreement, dated May 28, 1992, between the City
                           of Amarillo and the Company for space located at 1900
                           W. 7th Avenue in Amarillo, Texas.

     10.19         (1)     $1,600,000 Promissory Note and Security Agreement in
                           favor of First Interstate Bank of Texas, NA.

     10.20         (1)     Stock Grant Plan for Outside Directors.

     10.21  *      (1)     Form of Employment Agreement by and between the
                           Company and certain of its executives.

     10.22         (2)     Amended Lease Agreement, dated October 13, 1999,
                           between Omni Capital Corporation and the Company, for
                           office space located at Sunset Center in Amarillo,
                           Texas.

     10.23         (2)     First Amendment to Credit Agreement and waiver
                           agreement dated as of May 2, 2000 between Hastings
                           Entertainment, Inc. and Bank of America, N.A., as
                           administrative agent

     10.24         (2)     Second Amendment to Credit Agreement dated as of June
                           12, 2000 between Hastings Entertainment, Inc. and
                           Bank of America, N.A., as administrative agent.

     10.25         (2)     Amended and Restated Note Purchase Agreement dated as
                           of June 12, 2000 between Hastings Entertainment, Inc.
                           and Metropolitan Life Insurance Company and
                           Metropolitan Insurance and Annuity Company

     10.26         (2)     Security Agreement dated as of May 26, 2000 between
                           Hastings Entertainment, Inc. and Subsidiaries and
                           Bank of America, N.A.

     10.27         (3)     Loan and Security Agreement dated August 29, 2000
                           between Hastings Entertainment, Inc. and Fleet Retail
                           Finance, Inc., Agent.

      21.1         (1)     Subsidiaries of the Company.

      23.1         (4)     Consent of Ernst and Young LLP

      23.2         (4)     Consent of KPMG LLP

      24.1         (4)     Powers of Attorney (included on signature pages)

------------------

     (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference. The financial statements set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

     (2) Previously filed as an exhibit to the Company's Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.

     (3) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 31, 2000, and incorporated herein by reference.

     (4) Filed herewith.