Form 10-Q
period 2001-04-30
HASTINGS ENTERTAINMENT INC
filed 2001-06-14
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001
                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACTION OF 1934

For the transition period from                    to
                               ------------------    ------------------

                        COMMISSION FILE NUMBER 000-24381

                          HASTINGS ENTERTAINMENT, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                     75-1386375
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

Number of shares outstanding of the registrant's common stock, as of June 10, 2001:

              Class                                   Shares Outstanding
---------------------------------------       ----------------------------------
Common Stock, $.01 par value per share                    11,839,942

                          HASTINGS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 30, 2001

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of April 30, 2001 (Unaudited) and
              January 31, 2001                                                                              3

              Unaudited Consolidated Statements of Operations for the Three Months
              Ended April 30, 2001 and 2000                                                                 4

              Unaudited Consolidated Statements of Cash Flows for the Three Months Ended
              April 30, 2001 and 2000                                                                       5

              Notes to Unaudited Consolidated Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   14

PART II - OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                             15

SIGNATURE PAGE                                                                                             16

                                     PART I


ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                       April 30, 2001 and January 31, 2001
                    (Dollars in thousands, except par value)


                                                                                       APRIL 30,     JANUARY 31,
                                                                                          2001           2001
                                                                                      ------------   ------------
                                                                                       (UNAUDITED)
                                    ASSETS
Current assets:
     Cash                                                                             $      6,955   $      4,257
     Merchandise inventories, net                                                          127,331        130,676
     Income taxes receivable                                                                 7,479          7,759
     Other current assets                                                                    5,056          5,461
                                                                                      ------------   ------------
          Total current assets                                                             146,821        148,153
Property and equipment, net of accumulated depreciation
   of $115,554 and $113,007 respectively                                                    61,641         65,319
Other assets                                                                                    12             12
                                                                                      ------------   ------------
                                                                                      $    208,474   $    213,484
                                                                                      ============   ============

                     LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities on long-term debt                                             $        154   $        154
     Trade accounts payable                                                                 64,266         70,534
     Accrued expenses and other current liabilities                                         27,341         30,898
                                                                                      ------------   ------------
          Total current liabilities                                                         91,761        101,586
Long term debt, excluding current maturities                                                35,155         29,456
Other liabilities                                                                            6,448          6,651

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                  --             --
     Common stock, $.01 par value; 75,000,000 shares authorized;
        11,751,850 shares issued and outstanding at January 31, 2001;
        11,813,433 shares issued and outstanding at April 30, 2001                             118            117
     Additional paid-in capital                                                             36,409         36,323
     Retained earnings                                                                      38,583         39,351
                                                                                      ------------   ------------
                                                                                            75,110         75,791
                                                                                      ------------   ------------
                                                                                      $    208,474   $    213,484
                                                                                      ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
               For the Three Months Ended April 30, 2001 and 2000
                      (In thousands, except per share data)

                                                                          THREE MONTHS ENDED APRIL 30,
                                                                          -----------------------------
                                                                             2001               2000
                                                                          ----------         ----------
Merchandise revenue                                                       $   86,614         $   88,131
Rental video revenue                                                          22,526             21,954
                                                                          ----------         ----------
        Total revenues                                                       109,140            110,085

Merchandise cost of revenue                                                   65,171             66,945
Rental video cost of revenue                                                  10,842              8,270
                                                                          ----------         ----------
        Total cost of revenues                                                76,013             75,215
                                                                          ----------         ----------

        Gross profit                                                          33,127             34,870


Selling, general and administrative expenses                                  33,293             34,693
Pre-opening expenses                                                              --                  3
                                                                          ----------         ----------

        Operating income (loss)                                                 (166)               174

Other income (expense):
   Interest expense                                                             (627)              (961)
   Other, net                                                                     26                 41
                                                                          ----------         ----------

        Loss before income taxes                                                (767)              (746)

Income tax benefit                                                                --               (284)
                                                                          ----------         ----------

        Net loss                                                          $     (767)        $     (462)
                                                                          ==========         ==========


Basic and diluted loss per share                                          $    (0.07)        $    (0.04)
                                                                          ==========         ==========


Weighted-average common shares outstanding--basic and diluted                 11,754             11,629
                                                                          ==========         ==========


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                   Three Months Ended April 30, 2001 and 2000
                             (Dollars in thousands)

                                                                                          THREE MONTHS ENDED APRIL 30,
                                                                                         -----------------------------
                                                                                            2001               2000
                                                                                         ----------         ----------
Cash flows from operating activities:
     Net loss                                                                            $     (767)        $     (462)
     Adjustments to reconcile net loss to net cash provided
          by operating activities:
               Depreciation expense                                                           8,891              8,192
               Loss on rental videos lost, stolen and defective                               1,304                668
               Loss on disposal of non-rental video assets                                      208                125
               Deferred income tax                                                               --                564
               Stock compensation                                                                88                  9
               Changes in operating assets and liabilities:
                    Merchandise inventory                                                     4,289             19,932
                    Other current assets                                                        404                449
                    Trade accounts payable and accrued expenses                              (9,825)           (12,654)
                    Income taxes receivable                                                     280               (790)
                    Other assets and liabilities, net                                          (203)              (126)
                                                                                         ----------         ----------
                         Net cash provided by operating activities                            4,669             15,907
                                                                                         ----------         ----------

Cash flows from investing activities:
     Purchases of property and equipment                                                     (7,670)            (6,696)
                                                                                         ----------         ----------
                         Net cash used in investing activities                               (7,670)            (6,696)
                                                                                         ----------         ----------

Cash flows from financing activities:
     Borrowings under revolving credit facility                                             117,876             46,000
     Repayments under revolving credit facility                                            (112,141)           (57,200)
     Payments under long-term debt and capital lease obligations                                (36)               (86)
                                                                                         ----------         ----------
                         Net cash provided by (used in) financing activities                  5,699            (11,286)
                                                                                         ----------         ----------

Net increase (decrease) in cash and cash equivalents                                          2,698             (2,075)
Cash at beginning of period                                                                   4,257              7,026
                                                                                         ----------         ----------
Cash and cash equivalents at end of period                                               $    6,955         $    4,951
                                                                                         ==========         ==========


     See accompanying notes to unaudited consolidated financial statements.

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2001 and 2000

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year 2000.

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

The Company's fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2002 is referred to as fiscal 2001.

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

Included in accrued expenses and other liabilities at April 30, 2001 and January 31, 2001 are accruals of $6.6 million each for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income.

There were no additional charges recorded to the accrual for store closings during the first quarter of fiscal 2001.

                          HASTINGS ENTERTAINMENT, INC.
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2001 and 2000

The following tables provide a rollforward of reserves that were established for these charges for the first quarters of fiscal 2001 and 2000. (dollars in thousands)

                                   FUTURE LEASE
                                     PAYMENTS      OTHER COSTS        TOTAL
                                   ------------    ------------    ------------
Balance at January 31, 2000        $      3,671    $        300    $      3,971
   Additions to provision                   632              --             632
   Cash outlay                             (100)           (300)           (400)
                                   ------------    ------------    ------------
Balance at April 30, 2000
                                          4,203              --           4,203

Balance at January 31, 2001
   Additions to provision
   Changes in estimates                   6,350             255           6,605
   Cash outlay                               38              --              38
Balance at April 30, 2001                  (199)           (123)           (322)
                                   ------------    ------------    ------------
                                   $      6,189    $        132    $      6,321
                                   ============    ============    ============

Payments during the next five years that are to be charged against the reserve are expected to be approximately $1.0 million per year. Other costs were charged against the reserve during the first quarter of fiscal 2001 as incurred.

4.       LONG-TERM DEBT

Long-term debt and capitalized lease obligations consisted of the following (dollars in thousands):

                                          APRIL 30, 2001  JANUARY 31, 2001
                                          --------------  ----------------
Revolving credit facility                 $       33,994  $         28,258
Capitalized lease obligations                      1,315             1,352
                                          --------------  ----------------

                                                  35,309            29,610
      Less current maturities                        154               154
                                          --------------  ----------------

                                          $       35,155  $         29,456
                                          ==============  ================

On August 29, 2000, the Company entered into a three-year syndicated, secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. (the "Facility"). The initial proceeds from the Facility were used by the Company to terminate and prepay fully the total amounts outstanding under a prior revolving credit facility, with Bank of America and a consortium of banks and under its Series A Senior Notes, (the "Senior Notes") with a financial institution. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the Facility, less a $10 million availability reserve. The Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at the Company's option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves. The Facility contains no financial covenants, restricts the payment of dividends and certain other debt and acquisition limitations, allows for the repurchase of up to $7.5

                          HASTINGS ENTERTAINMENT, INC.
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2001 and 2000

4.       LONG-TERM DEBT (CONTINUED)

million of the Company's common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of the Company's three consolidated subsidiaries. The Facility expires on August 29, 2003. At April 30, 2001, the Company had $22.0 million in excess availability after the $10 million availability reserve, under the Facility.

At April 30, 2001 and January 31, 2001, the Company had borrowings outstanding of $34.0 million and $28.3 million, respectively under the Facility. The Facility accrued interest at variable rates based on the lender's base rate or LIBOR. The average rate of interest being charged under the Facility was 7.7% and 8.4% at April 30, 2001 and January 31, 2001, respectively.

5.       LOSS PER SHARE

Options to purchase 1,236,378 shares of Common Stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding at April 30, 2001 and options to purchase 1,996,846 shares of Common Stock at exercise prices ranging from $3.55 per share to $15.00 per share outstanding at April 30, 2000 were not included in the computation of diluted loss per share because their inclusion would have been antidilutive.

6.       LITIGATION AND CONTINGENCIES

In 2000, the Company restated its financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following the Company's initial announcement in March 2000 of the requirement for such restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to the Amarillo Division of the Northern District and have been consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933.

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

7.       SUPPLEMENTAL CASH FLOW INFORMATION

Cash payments for interest during the three months ended April 30, 2001 and 2000 totaled $0.5 million and $0.8 million, respectively. Cash payments for income taxes during the three months ended April 30, 2001 and 2000 were approximately $18,000 and $32,000, respectively.

                          HASTINGS ENTERTAINMENT, INC.
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2001 and 2000

8.       SEGMENT DISCLOSURES

The Company has two operating segments, retail stores and Internet operations. The Company's chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding the Company's retail stores and Internet operations for the three months ended April 30, 2001 and 2000 is presented below.

    For the three months ended April 30, 2001:       Retail        Internet
    (Dollars in thousands)                           Stores       Operations        Total
                                                   ----------     ----------      ----------
Total revenue                                      $  109,121     $       19      $  109,140

Depreciation and amortization                      $    8,821     $       70      $    8,891

Operating loss                                     $       62     $     (228)     $     (166)

Total assets                                       $  207,813     $      657      $  208,474

Capital expenditures                               $    7,670     $       --      $    7,670


    For the three months ended April 30, 2000:       Retail        Internet
    (Dollars in thousands)                           Stores       Operations        Total
                                                   ----------     ----------      ----------
Total revenue                                      $  110,069     $       16      $  110,085

Depreciation and amortization                      $    8,107     $       85      $    8,192

Operating income (loss)                            $      624     $     (450)     $      174

Total assets                                       $  223,147     $      961      $  224,108

Capital expenditures                               $    6,696     $       --      $    6,696


9.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, that impacts our accounting treatment and/or our disclosure obligations. The statement establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The statement became effective in fiscal 2001 and adoption thereof did not have any impact on our financial statements.

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

General

Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of April 30, 2001, we operated 142 superstores averaging 22,000 square feet in small to medium-sized markets located in 22 states, primarily in the Western and Midwestern United States. We also operated one college bookstore. Each of the superstores and the college bookstore is wholly owned by us and operates under the name of Hastings. Our e-commerce Web site, www.gohastings.com, became operational in May 1999.

Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets, and expanding our offering of products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2002 is referred to fiscal 2001

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

                                                              Three Months Ended April 30,
                                                            -------------------------------
                                                               2001                 2000
                                                            ----------           ----------
Merchandise revenue                                               79.4%                80.1%
Rental video revenue                                              20.6                 19.9
                                                            ----------           ----------
      Total revenues                                             100.0                100.0

Merchandise cost of revenue                                       75.2                 76.0
Rental video cost of revenue                                      48.1                 37.7
                                                            ----------           ----------
      Total cost of revenues                                      69.6                 68.3
                                                            ----------           ----------

      Gross profit                                                30.4                 31.7

Selling, general and administrative expenses                      30.5                 31.5
Pre-opening expenses                                               0.0                  0.0
                                                            ----------           ----------
                                                                  30.5                 31.5
                                                            ----------           ----------
      Operating income (loss)                                     (0.1)                 0.2

Other income (expense):
   Interest expense                                               (0.6)                (0.9)
   Other, net                                                      0.0                  0.0
                                                            ----------           ----------

      Loss before income taxes                                    (0.7)                (0.7)
Income tax benefit                                                  --                 (0.3)
                                                            ----------           ----------
      Net loss                                                    (0.7)%               (0.4)%
                                                            ==========           ==========


Summary of Superstore Activity

                                          Three months ended        Year Ended
                                      ---------------------------  -------------
                                       April 30,      April 30,     January 31,
                                          2001          2000            2001
                                      ------------  -------------  -------------
Hastings Superstores:
Beginning number of stores                     142            147            147
Openings                                        --             --              1
Closings (1)                                    --             (5)            (6)
                                      ------------  -------------  -------------
Ending number of stores                        142            142            142
                                      ============  =============  =============

         (1) - We completed the planned closing of two stores as of the end of May 2001.

THREE MONTHS ENDED APRIL 30, 2001 COMPARED TO THREE MONTHS ENDED APRIL 30, 2000:

Revenues. Total revenues decreased $1.0 million for the quarter to $109.1 million compared to $110.1 million a year ago due to operating an average of approximately three fewer superstores during the quarter compared to the same period last year. Total comparable store revenues ("Comps") were flat for the quarter; however, Comps for our primary retail categories, merchandise and rental video, were -0.7% and +4.2%, respectively. The decline in merchandise Comps was primarily the result of lower sales of music products during the first quarter of fiscal 2001 compared to a strong first quarter of fiscal 2000, which included break-out releases from N'Sync, Santana and Dr. Dre along with significant carryover sales from a fourth quarter fiscal 1999 release from Kid Rock. Excluding music, which represents approximately 33% of our total revenues, Merchandise Comps would have been +4.4% for the quarter ending April 30, 2001. The increase in rental video Comps was primarily the result of increased DVD rentals, stronger titles compared to last year and additional stores implementing our multi-night rental program.

Gross Profit. Total gross profit as a percent of total revenue decreased for the three months ended April 30, 2001 to 30.4% compared to 31.7% for the same period last year. Contributing to this decrease was a decline in rental video gross profit from 62.3% in for the first three months of fiscal 2000 to 51.9% for the first three months of fiscal 2001. The decrease was primarily due to higher than anticipated rental video depreciation resulting from an increase in DVD procurement along with an increase in revenue generated by rental videos subject to revenue sharing agreements, which has lower profit margins, to total rental video revenue. In addition, shrinkage on rental video increased by approximately $0.2 million for the current quarter compared to last year.

Offsetting the decline in rental video gross profit was an increase in merchandise gross profit of 80 basis points. The improvement was primarily due to a reduction in the cost associated with the return of product of approximately $1.4 million during the three months ended April 30, 2001 compared to the same period last year and is attributable to a decrease in the volume of returns. As a result of the Company's efforts to improve its inventory performance and reduce the investment in inventory, merchandise returns during the first quarter of fiscal 2000 exceeded the amount of merchandise returns during the first quarter of fiscal 2001 resulting in higher returns expense during the first quarter of fiscal 2000. Additionally, and as an offset to the decrease in the cost of returns, merchandise writedowns increased by approximately $0.7 million for the period ending April 30, 2001 compared to the same period last year. The increase was due to a timely review and evaluation of our inventory which led to pre-tax charges for the write-down of certain merchandise inventory to the lower of cost or market.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased by 100 basis points to 30.5% for the quarter ended April 30, 2001 from 31.5% for the same period last year. The decrease was primarily the result of a decline of approximately $0.5 million in accounting and legal fees. Such fees were higher than normal during the first quarter of fiscal 2000 due to expenses related to accounting restatements. In addition, a decline of approximately $0.3 million in net advertising costs contributed to the decrease in SG&A. The decline in advertising costs was primarily the result of higher than anticipated advertising allowances from certain media vendors.

Interest Expense. Interest expense was $0.6 million, or 0.6% of revenues, in the three months ended April 30, 2001, compared to $1.0 million, or 0.9% of revenues, in the three months ended April 30, 2000. The decrease was attributed to lower average borrowings for the first quarter of fiscal 2001 over 2000.

Income Taxes. During the fourth quarter of fiscal 2000, we reviewed the net deferred tax asset under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). While we believe the entire deferred tax asset will be realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax asset does not currently meet the stringent criteria for recognition under SFAS
109. As a result, no income tax benefit was recorded during the quarter ended April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash from operations exclusively from the sale of merchandise and the rental of videocassettes, DVDs and video games and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flows from operating activities, trade credit from vendors and borrowings under our revolving credit facility (the "Facility"). We believe our cash flows from operations and borrowing availability under the Facility will be sufficient to fund our ongoing operations, new superstores and expansion of certain existing superstores through fiscal 2001.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities decreased $11.2 million from $15.9 million for the three months ended April 30, 2000 to $4.7 million for the three months ended April 30, 2001. The most significant reason for the decrease was a decline in an orderly reduction of merchandise inventory of approximately $19.9 million during the three months ended April 30, 2000. The majority of this reduction was the result of our fiscal 2000 initiative to increase cash flow and inventory turns by reducing our inventory.

Investing Activities. Net cash used in investing activities increased $1.0 million, or 14.5%, to $7.7 million for the three months ended April 30, 2001 from $6.7 million for the three months ended April 30, 2000. This increase was the result of an increase in remodeling activity on certain existing superstores compared to the prior year. Our capital expenditures include store equipment and fixtures, expanding and remodeling existing superstores, upgrading and implementation of information systems technology and the purchase of rental video assets.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under the Facility. We reduced our average borrowing under lending agreements by $16.0 million from $47.1 million during the first quarter of fiscal 2000 to $31.1 million for the same period this year.

At April 30, 2001 and January 31, 2001, we had borrowings outstanding of $34.0 million and $28.3 million under the Facility, respectively. The average rate of interest being charged under the Facility was 7.6% and 8.4% at April 30, 2001 and January 31, 2001, respectively.

On August 29, 2000, the Company entered into a three-year syndicated, secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. The initial proceeds from the Facility were used by the Company to terminate and prepay fully the total amounts outstanding under a prior revolving credit facility, with Bank of America and a consortium of banks and under its Series A Senior Notes, (the "Senior Notes") with a financial institution. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the Facility, less a $10 million availability reserve. The Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at the Company's option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves. The Facility contains no financial covenants, restricts the payment of dividends and certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of the Company's common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of the Company's three consolidated subsidiaries. The Facility expires on August 29, 2003. At April 30, 2001, the Company had $22.0 million in excess availability after the $10 million availability reserve, under the Facility.

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

The Company does not believe that inflation has materially impacted operating results during the past three years. Substantial increases in costs and expenses could have a significant impact on the Company's operating results to the extent such increases are not passed along to customers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of its business, the Company is exposed to certain market risks, primarily changes in interest rates. The Company's exposure to interest rate risk consists of variable rate debt, at the Company's option, based on the lenders base rate or LIBOR plus a specified percentage. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the April 30, 2001 outstanding balance of the variable rate debt would be approximately $0.3 million. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on the Company's financial position, results of operations or cash flows for the next fiscal year. The Company is not party to any derivative or interest rate hedging contracts.

                                     PART II


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a. No report on Form 8-K was filed by the registrant during the quarter of the fiscal year for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              HASTINGS ENTERTAINMENT, INC.


DATE:  June 14, 2001          By:  /s/ Dan Crow
                                  --------------------------------------------
                                  Dan Crow
                                  Vice President, Chief Financial Officer
                                  (Principal Financial and Accounting Officer)