Form 10-Q
period 2001-07-31
HASTINGS ENTERTAINMENT INC
filed 2001-09-06
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2001

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

Number of shares outstanding of the registrant's common stock, as of September 6, 2001:

                    Class                              Shares Outstanding
--------------------------------------             -------------------------
Common Stock, $.01 par value per share                      11,944,544

                          HASTINGS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
        FORM 10-Q FOR THE THREE MONTHS AND SIX MONTHS ENDED JULY 31, 2001

                                      INDEX


                                                                                     PAGE
                                                                                     ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of July 31, 2001 (Unaudited),
              July 31, 2000 (Unaudited) and January 31, 2001                           3

              Unaudited Consolidated Statements of Operations for the Three Months
              and Six Months Ended July 31, 2001 and 2000                              4

              Unaudited Consolidated Statements of Cash Flows for the Six Months
              Ended July 31, 2001 and 2000                                             5

              Notes to Unaudited Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                               11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk              16

PART II - OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders                     17

     Item 6.  Exhibits and Reports on Form 8-K                                        17

SIGNATURE PAGE                                                                        18

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS


                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  July 31, 2001 and 2000, and January 31, 2000
                    (Dollars in thousands, except par value)

                                                                                      JULY 31,   JULY 31,    JANUARY 31,
                                                                                        2001       2000         2001
                                                                                     ---------   ---------   ----------
                                     ASSETS                                         (UNAUDITED) (UNAUDITED)
Current assets:
     Cash                                                                            $   6,670   $   1,336    $   4,257
     Merchandise inventories, net                                                      128,786     125,211      130,676
     Income taxes receivable                                                             7,452       7,730        7,759
     Other current assets                                                                5,165       4,570        5,461
                                                                                     ---------   ---------    ---------
          Total current assets                                                         148,073     138,847      148,153
Property and equipment, net of accumulated depreciation
   of $118,580, $112,283 and $113,007, respectively                                     62,552      68,377       65,319
Deferred income taxes                                                                       --       4,161           --
Intangible assets, net                                                                     624          --           --
Other assets                                                                                13         581           12
                                                                                     ---------   ---------    ---------
                                                                                     $ 211,262   $ 211,966    $ 213,484
                                                                                     =========   =========    =========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Current maturities on long-term debt                                            $     154   $     140    $     154
     Trade accounts payable                                                             64,163      51,807       70,534
     Accrued expenses and other current liabilities                                     29,478      29,663       30,898
     Deferred income taxes                                                                  --         232           --
                                                                                     ---------   ---------    ---------
          Total current liabilities                                                     93,795      81,842      101,586
Long term debt, excluding current maturities                                            35,368      38,237       29,456
Other liabilities                                                                        6,198       4,503        6,651

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued              --          --           --
     Common stock, $.01 par value; 75,000,000 shares authorized;
         11,751,850 shares issued and outstanding at January 31, 2001;
         11,736,923 shares issued, 11,623,962 shares outstanding at July 31, 2000;
         11,839,942 shares issued and outstanding at July 31, 2001                         118         117          117
     Additional paid-in capital                                                         36,418      37,250       36,323
     Retained earnings                                                                  39,365      51,199       39,351
     Treasury stock, at cost                                                                --      (1,182)          --
                                                                                     ---------   ---------    ---------
                                                                                        75,901      87,384       75,791
                                                                                     ---------   ---------    ---------
                                                                                     $ 211,262   $ 211,966    $ 213,484
                                                                                     =========   =========    =========

     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
        For the Three Months and Six Months Ended July 31, 2001 and 2000
                      (In thousands, except per share data)


                                             THREE MONTHS ENDED JULY 31, SIX MONTHS ENDED JULY 31,
                                                 2001          2000        2001         2000
                                               ---------    ---------    ---------    ---------
Merchandise revenue                            $  86,876    $  85,364    $ 173,491    $ 173,495
Rental video revenue                              23,253       21,407       45,779       43,361
                                               ---------    ---------    ---------    ---------
        Total revenues                           110,129      106,771      219,270      216,856

Merchandise cost of revenue                       64,021       64,548      129,192      131,493
Rental video cost of revenue                      10,038        9,472       20,880       17,742
                                               ---------    ---------    ---------    ---------
        Total cost of revenues                    74,059       74,020      150,072      149,235
                                               ---------    ---------    ---------    ---------

        Gross profit                              36,070       32,751       69,198       67,621

Selling, general and administrative expenses      34,807       35,621       68,101       70,315
Pre-opening expenses                                  34           (2)          34           --
                                               ---------    ---------    ---------    ---------

        Operating income (loss)                    1,229       (2,868)       1,063       (2,694)

Other income (expense):
   Interest expense                                 (515)        (889)      (1,142)      (1,850)
   Other, net                                         69           65           94          106
                                               ---------    ---------    ---------    ---------

       Income (loss) before income taxes             783       (3,692)          15       (4,438)

Income tax benefit                                    --       (1,402)          --       (1,686)
                                               ---------    ---------    ---------    ---------

        Net income (loss)                      $     783    $  (2,290)   $      15    $  (2,752)
                                               =========    =========    =========    =========

Basic earnings (loss) per share                $    0.07    $   (0.20)   $    0.00    $   (0.24)
                                               =========    =========    =========    =========

Diluted earnings (loss) per share              $    0.07    $   (0.20)   $    0.00    $   (0.24)
                                               =========    =========    =========    =========

Weighted-average common shares outstanding:
   Basic                                          11,840       11,643       11,797       11,636
                                               =========    =========    =========    =========

   Diluted                                        11,868       11,643       11,819       11,636
                                               =========    =========    =========    =========


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                     Six Months Ended July 31, 2001 and 2000
                             (Dollars in thousands)

                                                                              SIX MONTHS ENDED JULY 31,
                                                                                  2001        2000
                                                                               ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                         $      15    $  (2,752)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation and amortization expense                              17,026       15,890
               Loss on rental videos lost, stolen and defective                    2,129          909
               Loss on disposal of non-rental video assets                           299          355
               Deferred income tax                                                    --         (247)
               Non-cash compensation                                                  97           46
               Changes in operating assets and liabilities:
                    Merchandise inventory                                          3,581       28,129
                    Other current assets                                             295          398
                    Trade accounts payable and accrued expenses                   (8,144)     (16,850)
                     Income taxes receivable                                         307       (1,458)
                    Other assets and liabilities, net                               (453)        (664)
                                                                               ---------    ---------
                         Net cash provided by operating activities                15,152       23,756
                                                                               ---------    ---------

Cash flows from investing activities:
     Purchases of property and equipment                                         (18,015)     (13,563)
     Purchase of retail locations                                                   (636)          --
                                                                               ---------    ---------
                         Net cash used in investing activities                   (18,651)     (13,563)
                                                                               ---------    ---------

Cash flows from financing activities:
     Borrowings under revolving credit facility                                  232,974       73,067
     Repayments under revolving credit facility                                 (226,990)     (83,767)
     Payments under long-term debt and capital lease obligations                     (72)      (5,183)
                                                                               ---------    ---------
                         Net cash provided by (used in) financing activities       5,912      (15,883)
                                                                               ---------    ---------

Net increase (decrease) in cash and cash equivalents                               2,413       (5,690)
Cash at beginning of period                                                        4,257        7,026
                                                                               ---------    ---------
Cash and cash equivalents at end of period                                     $   6,670    $   1,336
                                                                               =========    =========


     See accompanying notes to unaudited consolidated financial statements.

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2001 and 2000

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the "Company", "We", "Our", "Us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year 2000.

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

Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2002 is referred to as fiscal 2001.

2.       CONSOLIDATION POLICY

The unaudited consolidated financial statements present the results of Hastings Entertainment, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

3.       ACQUISITION OF RETAIL LOCATIONS

During the second quarter of fiscal 2001, we entered into an agreement with Family Entertainment Superstores, Inc. ("Family"), a regional rental video retailer headquartered in North Little Rock, Arkansas, to acquire certain assets of three of Family's retail locations for total consideration of approximately $1.2 million, of which approximately $0.5 million remained to be paid at July 31, 2001. All stores were converted to carry the broad assortment of products typically found in a Hastings superstore.

 The acquisition was accounted for under the purchase method of accounting and the operating results of each store are included in the consolidated results of operations from the effective date of the acquisition. Results of operations for the periods ending July 31, 2001 were not materially affected as a result of this acquisition. Goodwill of $0.3 million has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is amortized on a straight-line basis over 10 years.

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2001 and 2000

4.       STORE CLOSING RESERVES

From time to time and in the normal course of business, we evaluate our store base to determine if a need to close a store(s) is present. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.

Included in accrued expenses and other liabilities at July 31, 2001 and January 31, 2001 are accruals of $6.1 million and $6.6 million, respectively, for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income.

There were no additional charges recorded to the accrual for store closings during the second quarter of fiscal 2001. The following tables provide a rollforward of reserves that were established for these charges for the six months ended July 31, 2001 and 2000 (dollars in thousands):

                                     Future Lease
                                       Payments    Other Costs   Total
                                     ------------  -----------  -------
Balance at January 31, 2000             $ 3,671      $   300      3,971
   Changes in estimates                    (256)          --       (256)
   Additions to provision                   632           --        632
   Cash outlay                             (330)        (300)      (630)
                                        -------      -------    -------
Balance at July 31, 2000                $ 3,717      $    --    $ 3,717
                                        =======      =======    =======
Balance at January 31, 2001             $ 6,350      $   255      6,605
   Changes in estimates                      94           --         94
   Additions to provision                    --           --         --
   Cash outlay                             (462)        (123)      (585)
                                        -------      -------    -------
Balance at July 31, 2001                $ 5,982      $   132    $ 6,114
                                        =======      =======    =======

Payments during the next five years that are to be charged against the reserve are expected to be approximately $1.0 million per year. Other costs were charged against the reserve during the second quarter of fiscal 2001 as incurred.

5.       EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similar to basic earnings per share except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options are exercised and that the proceeds from such exercises are used to acquire shares of common stock at the average market price during the period.

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2001 and 2000

The computations for basic and diluted earnings (loss) per share are as follows (in thousands except per share amounts):

                                Three Months Ended July 31,   Six Months Ended July 31,
                                  2001              2000        2001             2000
                                  ----              ----        ----             ----
Net income (loss)               $    783          $ (2,290)   $     15         $ (2,752)
                                ========          ========    ========         ========

Average shares outstanding:
   Basic                          11,840            11,643      11,797           11,636
      Effect of stock options         28                --          22               --
                                --------          --------    --------         --------
   Diluted                        11,868            11,643      11,819           11,636
                                ========          ========    ========         ========

Earnings (loss) per share:
   Basic                        $   0.07          $  (0.20)   $   0.00         $  (0.24)
                                ========          ========    ========         ========

   Diluted                      $   0.07          $  (0.20)   $   0.00         $  (0.24)
                                ========          ========    ========         ========

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

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2001 and 2000

7.       SEGMENT DISCLOSURES

The Company has two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for the three months and six months ended July 31, 2001 and 2000 is presented below.

    For the three months ended July 31, 2001:             Retail            Internet
    (Dollars in thousands)                                Stores           Operations        Total
                                                          ------           ----------        -----
    Total revenue                                         $110,076          $   53          $110,129

    Depreciation and amortization                         $  8,067          $   68          $  8,135

    Operating income (loss)                               $  1,479          $(250)          $  1,229

    Total assets                                          $210,660          $  602          $211,262

    Capital expenditures                                  $ 10,981          $   --          $ 10,981

    For the three months ended July 31, 2000:             Retail            Internet
    (Dollars in thousands)                                Stores           Operations        Total
                                                          ------           ----------        -----
    Total revenue                                         $106,751          $   20          $106,771

    Depreciation and amortization                         $  7,629          $   69          $  7,698

    Operating loss                                        $(2,513)          $(355)          $(2,868)

    Total assets                                          $210,659          $1,307          $211,966

    Capital expenditures                                  $  6,616          $  251          $  6,867

    For the six months ended July 31, 2001:               Retail            Internet
    (Dollars in thousands)                                Stores           Operations        Total
                                                          ------           ----------        -----
    Total revenue                                         $219,197            $   73       $219,270

    Depreciation and amortization                         $ 16,887            $  139       $ 17,026

    Operating income (loss)                               $  1,541            $(478)       $  1,063

    Total assets                                          $210,660            $  602       $211,262

    Capital expenditures                                  $ 18,651            $   --       $ 18,651

                          HASTINGS ENTERTAINMENT, INC.
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2001 and 2000

7.       SEGMENT DISCLOSURES (CONT'D)

    For the six months ended July 31, 2000:               Retail           Internet
    (Dollars in thousands)                                Stores          Operations          Total
                                                          ------          ----------          -----
    Total revenue                                         $216,820         $   36            $216,856

    Depreciation and amortization                         $ 15,736         $  154            $ 15,890

    Operating loss                                        $(1,889)         $(805)            $(2,694)

    Total assets                                          $210,659         $1,307            $211,966

    Capital expenditures                                  $ 13,312         $  251            $ 13,563

8.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the Statements is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in the Report.

General

Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of July 31, 2001, we operated 139 superstores averaging 22,000 square feet in small to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. Each of the superstores is wholly owned by us and operates under the name of Hastings. Our e-commerce Web site, www.gohastings.com, became operational in May 1999.

Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets, and expanding our offering of products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2002 is referred to fiscal 2001.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

                                               Three Months Ended July 31,  Six Months Ended July 31,
                                                 2001              2000      2001             2000
                                                 -----             -----     -----            -----
  Merchandise revenue                             78.9%             80.0%     79.1%            80.0%
  Rental video revenue                            21.1              20.0      20.9             20.0
                                                 -----             -----     -----            -----
        Total revenues
                                                 100.0             100.0     100.0            100.0

  Merchandise cost of revenue                     73.7              74.5      75.6             75.8

  Rental video cost of revenue                    43.2              45.6      44.2             40.9
                                                 -----             -----     -----            -----
        Total cost of revenues                    67.2              69.3      68.4             68.8
                                                 -----             -----     -----            -----

        Gross profit                              32.8              30.7      31.6             31.2

  Selling, general and administrative expenses    31.6              33.4      31.1             32.4
  Pre-opening expenses                             0.0               0.0       0.0              0.0
                                                 -----             -----     -----            -----
                                                  31.6              33.4      31.1             32.4
                                                 -----             -----     -----            -----
     Operating income (loss)

  Other income (expense):
     Interest expense                             (0.5)             (0.8)     (0.5)            (0.9)
     Other, net                                    0.0               0.0       0.0              0.0
                                                 -----             -----     -----            -----

        Income (loss) before income taxes          0.7              (3.5)      0.0             (2.1)
  Income tax benefit                                --              (1.3)       --             (0.8)
                                                 -----             -----     -----            -----
        Net income (loss)                          0.7%             (2.2)%     0.0%            (1.3)%
                                                 =====             =====     =====            =====

Summary of Superstore Activity

                                                                                      Year Ended
                             Three Months Ended July 31, Six Months Ended July 31,   January 31,
                               2001             2000      2001             2000          2001
                               ----             ----      ----             ----      -----------
Hastings Superstores:
Beginning number of stores       142              143       142              147        147
Openings                           1               --         1               --          1
Closings                          (4)              --        (4)              (4)        (6)
                                ----             ----      ----             ----       ----
Ending number of stores          139              143       139              143        142
                                ====             ====      ====             ====       ====

THREE MONTHS ENDED JULY 31, 2001 COMPARED TO THREE MONTHS ENDED JULY 31, 2000:

Revenues. Total revenues increased $3.4 million, or 3.1%, for the quarter to $110.1 million compared to $106.7 million a year ago primarily due to an increase in total comparable store revenues ("Comps") of 4.2%. Elements of total Comps were as follows:

                   Merchandise Comps            3.3%
                   Rental video Comps           7.7%
                   Total Comps                  4.2%

Total merchandise revenue increased $1.5 million, or 1.8%, to $86.9 million compared to $85.4 million last year despite operating an average of three fewer superstores during the quarter ending July 31, 2001 compared to the same quarter last year. Contributing to the increase in merchandise Comps were book releases by authors Sue Grafton, Danielle Steel and Bruce Wilkinson along with the sale video releases of Miss Congeniality and Castaway and the launch of Game Boy Advanced hardware and software. Total rental video revenue grew $1.9 million, or 8.6%, to $23.3 million, up from $21.4 million a year earlier. The increase was driven by a 160% increase in DVD rentals over the same period last year and strong title releases for rental.

Gross Profit. Total gross profit of $36.1 million in the second quarter of fiscal 2001 increased $3.3 million, or 10.1%, from $32.8 million in the second quarter of fiscal 2000. Total gross profit as a percent of total revenue increased for the three months ended July 31, 2001 to 32.8% compared to 30.7% for the same period last year. Merchandise margin as a percent of merchandise revenue increased to 26.3% for the current quarter from 24.4% for the same quarter last year due primarily to a reduction in the costs associated with the return of product of approximately $1.9 million during the quarter which is attributable to a decrease in the volume of returns. As a result of the Company's fiscal 2000 efforts to improve its inventory performance and reduce the investment in inventory, merchandise returns during the second quarter of fiscal 2000 exceeded the amount of merchandise returns during the second quarter of fiscal 2001 resulting in higher returns expense during the second quarter of fiscal 2000. Offsetting decreases in the cost of returns were increases of $0.4 million in merchandise write-downs for the quarter ending July 31, 2001 compared to the same period last year. Write-downs of merchandise inventory result from our ongoing review of lower of cost or market issues associated with inventory.

Rental video gross profit as a percent of rental revenue increased to 56.8% for the current quarter from 55.8% for the same quarter last year. This increase was primarily due to (i) higher revenues as described above, (ii) higher margin on revenue sharing titles of approximately $0.2 million resulting from improved contract terms with studios and (iii) lower shrinkage of approximately $0.2 million during the quarter. Partially offsetting these increases was approximately $0.3 million in higher than anticipated rental video depreciation resulting from an increase in DVD procurement and an increase of approximately $0.7 million associated with the distribution of rental videos primarily due to
(i) higher shrinkage and (ii) increased overhead costs as we processed a greater number of rental assets through our distribution center for the quarter ended July 31, 2001 compared to last year.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percent of total revenues decreased to 31.6% for the quarter ended July 31, 2001 from 33.4% for the same period last year. The decrease was primarily the result of a decline of approximately $2.3 million in accounting and legal fees. Such fees were higher than normal during the second quarter of fiscal 2000 due to expenses related to accounting restatements. As a partial offset to the decrease above, net advertising costs increased approximately $0.6 million, primarily the result of a planned increase in targeted advertising expenditures.

Interest Expense. Interest expense was $0.5 million, or 0.5% of revenues, in the three months ended July 31, 2001, compared to $0.9 million, or 0.8% of revenues, in the three months ended July 31, 2000. The decrease was attributed to lower average interest rates on our Facility and lower average debt outstanding.

Income Taxes. During the third and fourth quarters of fiscal 2000, we recorded a valuation allowance against our net deferred tax asset as required under the provisions set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes" (SFAS 109). While we believe the entire deferred tax asset will be realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax asset does not currently meet the stringent criteria for recognition under SFAS 109. During the quarter ended July 31, 2001, no income tax expense was recorded due to a reduction in the valuation allowance arising from a reduction in the net operating loss carryforward.

SIX MONTHS ENDED JULY 31, 2001 COMPARED TO SIX MONTHS ENDED JULY 31, 2000:

Revenues. Total revenues increased $2.4 million, or 1.1%, for the quarter to $219.3 million compared to $216.9 million a year ago primarily due to an increase in total Comps of 2.2%. Elements of total Comps were as follows:

                   Merchandise Comps            1.3%
                   Rental video Comps           5.9%
                   Total Comps                  2.2%

Total merchandise revenues were essentially flat for the six months ended July 31, 2001 compared to the same period last year, although we operated an average of three fewer superstores during the six months ending July 31, 2001 compared to the same period last year. Lower sales of music products compared to a strong first quarter of fiscal 2000, which included break-out releases from N'Sync, Santana and Dr. Dre along with significant carryover sales from a fourth quarter fiscal 1999 release from Kid Rock, were the primary reason for the lack of change in merchandise revenue. Total rental revenue increased $2.4 million, or 5.6%, to $45.8 million, up from $43.4 million a year earlier. The increase was driven by a 155% increase in DVD rentals over the same period last year, strong title releases and additional stores implementing our multi-night rental program.

Gross Profit. Total gross profit of $69.2 million for the six months ended July 31, 2001 increased $1.6 million, or 2.3%, from $67.6 million for the six months ended July 31, 2000. Total gross profit as a percent of total revenue increased for the six months ended July 31, 2001 to 31.6% compared to 31.2% for the same period last year. Merchandise margin as a percent of merchandise revenues increased to 25.5% for the current six months from 24.2% for the same period last year due primarily to a reduction in the costs associated with the return of product of approximately $3.3 million which is attributable to a decrease in the volume of returns. Additionally, and as an offset to the decrease in the cost of returns, merchandise write-downs increased by approximately $1.0 million for the period ending July 31, 2001 compared to the same period last year. Write-downs of merchandise inventory result from our ongoing review of lower of cost or market issues associated with inventory.

Rental video gross profit decreased as a percent of rental revenues to 54.4% for the six months ended July 31, 2001 from 59.1% for the same period last year. This decrease was primarily due to (i) higher than anticipated rental video depreciation resulting from an increase in DVD procurement, primarily in the first quarter of fiscal 2001; (ii) shrinkage on rental video increased by approximately $0.3 million for the current period compared to last year; and
(iii) an increase of approximately $0.7 million associated with the distribution of rental videos primarily due to (i) higher shrinkage and (ii) increased overhead costs as we processed a greater number of rental assets through our distribution center for the six months ended July 31, 2001 compared to last year. Partially offsetting these increases in cost was an increase in rental video revenues as described above.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percent of total revenues decreased to 31.1% for the six months ended July 31, 2001 from 32.4% for the same period last year. The decrease was primarily the result of a decline of approximately $2.7 million in accounting and legal fees. Such fees were higher than normal during the first six months of fiscal 2000 due to expenses related to accounting restatements.

Interest Expense. Interest expense was $1.1 million, or 0.5% of revenues, for the six months ended July 31, 2001, compared to $1.9 million, or 0.9% of revenues, in the three months ended July 31, 2000. The decrease was attributed to lower average interest rates on our Facility and lower average debt outstanding.

Income Taxes. During the third and fourth quarters of fiscal 2000, we recorded a valuation allowance against our net deferred tax asset as required under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). While we believe the entire deferred tax asset will be realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax asset does not currently meet the stringent criteria for recognition under SFAS 109. During the six months ended July 31, 2001, no income tax expense was recorded due to a reduction in the valuation allowance arising from a reduction in the net operating loss carryforward.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash from operations exclusively from the sale of merchandise and the rental of videocassettes, DVDs and video games and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flows from operating activities, trade credit from vendors and borrowings under our Facility as described below. We believe our cash flows from operations and borrowing availability under the Facility will be sufficient to fund our ongoing operations, new superstores and expansions of certain existing superstores through fiscal 2002.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities decreased $8.6 million from $23.8 million for the six months ended July 31, 2000 to $15.2 million for the six months ended July 31, 2001. The primary reason for the decrease was an orderly reduction of merchandise inventory of approximately $28.1 million during the six months ended July 31, 2000. The majority of this reduction was the result of our fiscal 2000 initiative to increase cash flow and inventory turns by reducing our inventory.

Investing Activities. Net cash used in investing activities increased $5.1 million, or 37.5%, to $18.7 million for the six months ended July 31, 2001 from $13.6 million for the six months ended July 31, 2000. This increase was the result of growth in remodeling activity of certain existing superstores compared to the prior year, higher procurement of rental video assets relating to the growth of DVD and the acquisition of three retail locations in Arkansas. Our capital expenditures include store equipment and fixtures, expanding and remodeling existing superstores, upgrading and implementation of information systems technology and the purchase of rental video assets.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements. For the six months ended July 31, 2001, net borrowings under debt agreements increased $5.9 million compared to decreasing by $15.9 million for the six months ended July 31, 2000. The planned increase for fiscal 2001 was the result of growth in remodeling activity of certain existing superstores compared to the prior year and higher procurement of rental video assets relating to the growth of DVD.

On August 29, 2000, the Company entered into a three-year syndicated, secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. ("the "Facility"). The initial proceeds from the Facility were used by the Company to terminate and prepay fully the total amounts outstanding under a prior revolving credit facility with Bank of America and a consortium of banks and its Series A Senior Notes (the "Senior Notes") with a financial institution. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the Facility, less a $10 million availability reserve. The Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at the Company's option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves. The Facility contains no financial covenants, restricts the payment of dividends and certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of the Company's common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of the Company's three consolidated subsidiaries. The Facility expires on August 29, 2003. At July 31, 2001, the Company had $21.2 million in excess availability after the $10 million availability reserve, under the Facility.

At July 31, 2001 and January 31, 2001, we had borrowings outstanding of $34.2 million and $28.3 million under the Facility, respectively. The average rate of interest being charged under the Facility was 7.0% and 8.4% at July 31, 2001 and January 31, 2001, respectively.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of its business, the Company is exposed to certain market risks, primarily changes in interest rates. The Company's exposure to interest rate risk consists of variable rate debt based either on the lenders base rate or LIBOR plus a specified percentage. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the July 31, 2001 outstanding balance of the variable rate debt would be approximately $0.3 million. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on the Company's financial position, results of operations or cash flows for the next fiscal year. The Company is not a party to any derivative or interest rate hedging contracts.

                                     PART II


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 20, 2001. The shareholders voted on a proposal to elect three Class III Directors of Hastings for a term expiring in 2004. The proposal was approved by the following vote:

                     NOMINEE             VOTES FOR     VOTES WITHHELD
                     -------             ---------     --------------
                   Peter Dallas          11,049,937         54,631
                   Craig Lentzsch        11,048,691         55,877
                   Ron Stegall           11,048,328         56,240


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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                        HASTINGS ENTERTAINMENT, INC.


DATE:  September 6, 2001                By:  /s/ Dan Crow
                                             ----------------------------------
                                              Dan Crow
                                              Vice President, Chief Financial
                                               Officer (Principal Financial and
                                               Accounting Officer)