Form 10-Q
period 2001-10-31
HASTINGS ENTERTAINMENT INC
filed 2001-12-04
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2001

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

Number of shares outstanding of the registrant's common stock, as of November 30, 2001:

              Class                                     Shares Outstanding
--------------------------------------            ------------------------------
Common Stock, $.01 par value per share                     11,754,031

                          HASTINGS ENTERTAINMENT, INC.
                                AND SUBSIDIARIES
      FORM 10-Q FOR THE THREE MONTHS AND NINE MONTHS ENDED OCTOBER 31, 2001

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of October 31, 2001 (Unaudited),
              October 31, 2000 (Unaudited) and January 31, 2001                                             3

              Unaudited Consolidated Statements of Operations for the Three Months
              and Nine Months Ended October 31, 2001 and 2000                                               4

              Unaudited Consolidated Statements of Cash Flows for the Nine Months
              Ended October 31, 2001 and 2000                                                               5

              Notes to Unaudited Consolidated Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   18

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            19


     Item 6.  Exhibits and Reports on Form 8-K                                                             19

SIGNATURE PAGE                                                                                             20

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 October 31, 2001 and 2000, and January 31, 2000
                    (Dollars in thousands, except par value)

                                                                                     OCTOBER 31,   OCTOBER 31,   JANUARY 31,
                                                                                        2001          2000          2001
                                                                                     -----------   -----------   -----------
                                     ASSETS                                          (UNAUDITED)   (UNAUDITED)
Current assets:
     Cash                                                                            $    3,844    $    5,139    $    4,257
     Merchandise inventories, net                                                       146,143       146,356       130,676
     Income taxes receivable                                                              6,756         7,763         7,759
     Other current assets                                                                 5,347         4,293         5,461
                                                                                     ----------    ----------    ----------
          Total current assets                                                          162,090       163,551       148,153
Property and equipment, net of accumulated depreciation
   of $120,184, $113,346 and $113,007, respectively                                      65,061        67,334        65,319
Deferred income taxes                                                                        --         4,162            --
Intangible assets, net                                                                      645            --            --
Other assets                                                                                 11            12            12
                                                                                     ----------    ----------    ----------
                                                                                     $  227,807    $  235,059    $  213,484
                                                                                     ==========    ==========    ==========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities on long-term debt                                            $      153    $      140    $      154
     Trade accounts payable                                                              85,395        77,777        70,534
     Accrued expenses and other current liabilities                                      27,223        30,800        30,898
     Deferred income taxes                                                                   --           232            --
                                                                                     ----------    ----------    ----------
          Total current liabilities                                                     112,771       108,949       101,586
Long term debt, excluding current maturities                                             38,458        44,529        29,456
Other liabilities                                                                         6,391         6,169         6,651

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued               --            --            --
     Common stock, $.01 par value; 75,000,000 shares authorized;
       11,751,850 shares issued and outstanding at January 31, 2001;
       11,736,923 shares issued at October 31, 2000;
       11,944,544 shares issued at October 31, 2001                                         119           117           117
     Additional paid-in capital                                                          36,846        37,250        36,323
     Retained earnings                                                                   33,848        39,172        39,351
     Treasury stock, at cost
       112,213 shares, 94,278 shares and zero shares at October 31, 2001, 2000 and
       January 31, 2001, respectively                                                      (626)       (1,127)           --
                                                                                     ----------    ----------    ----------
                                                                                         70,187        75,412        75,791
                                                                                     ----------    ----------    ----------
                                                                                     $  227,807    $  235,059    $  213,484
                                                                                     ==========    ==========    ==========


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
      For the Three Months and Nine Months Ended October 31, 2001 and 2000
                      (In thousands, except per share data)


                                                 THREE MONTHS ENDED OCTOBER 31,      NINE MONTHS ENDED OCTOBER 31,
                                                    2001               2000              2001              2000
                                                -------------     -------------     -------------     -------------
Merchandise revenue                             $      82,372     $      81,193     $     255,863     $     254,688
Rental video revenue                                   20,829            18,887            66,608            62,248
                                                -------------     -------------     -------------     -------------
        Total revenues                                103,201           100,080           322,471           316,936

Merchandise cost of revenue                            61,499            64,700           190,691           196,193
Rental video cost of revenue                            9,608             9,284            30,488            27,026
                                                -------------     -------------     -------------     -------------
        Total cost of revenues                         71,107            73,984           221,179           223,219
                                                -------------     -------------     -------------     -------------

        Gross profit                                   32,094            26,096           101,292            93,717

Selling, general and administrative expenses           37,089            37,318           105,190           107,634
Pre-opening expenses                                       47                33                81                33
                                                -------------     -------------     -------------     -------------

        Operating loss                                 (5,042)          (11,255)           (3,979)          (13,950)

Other income (expense):
   Interest expense                                      (514)             (821)           (1,656)           (2,671)
   Other, net                                              39                49               133               156
                                                -------------     -------------     -------------     -------------

       Loss before income taxes                        (5,517)          (12,027)           (5,502)          (16,465)

Income tax benefit                                         --                --                --            (1,686)
                                                -------------     -------------     -------------     -------------

        Net loss                                $      (5,517)    $     (12,027)    $      (5,502)    $     (14,779)
                                                =============     =============     =============     =============


Basic and diluted loss per share                $       (0.46)    $       (1.03)    $       (0.47)    $       (1.27)
                                                =============     =============     =============     =============


Weighted-average common shares outstanding:
   Basic and diluted                                   11,865            11,643            11,821            11,638
                                                =============     =============     =============     =============


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                   Nine Months Ended October 31, 2001 and 2000
                             (Dollars in thousands)


                                                                                 NINE MONTHS ENDED OCTOBER 31,
                                                                                    2001              2000
                                                                                -------------     -------------
Cash flows from operating activities:
     Net loss                                                                   $      (5,502)    $     (14,779)
     Adjustments to reconcile net loss to net cash provided
          by operating activities:
               Depreciation and amortization expense                                   25,054            22,362
               Loss on rental videos lost, stolen and defective                         3,940             2,339
               Loss on disposal of non-rental video assets                                293               977
               Deferred income tax                                                         --              (247)
               Non-cash compensation                                                      111               101
               Changes in operating assets and liabilities:
                    Merchandise inventory                                             (13,108)            7,662
                    Other current assets                                                  650               675
                    Trade accounts payable and accrued expenses                        11,185            10,256
                     Income taxes receivable                                            1,003            (1,491)
                    Other assets and liabilities, net                                    (337)            1,571
                                                                                -------------     -------------
                         Net cash provided by operating activities                     23,289            29,426
                                                                                -------------     -------------

Cash flows from investing activities:
     Purchases of property and equipment                                              (31,327)          (21,722)
     Purchase of retail locations                                                      (1,167)               --
                                                                                -------------     -------------
                         Net cash used in investing activities                        (32,494)          (21,722)
                                                                                -------------     -------------

Cash flows from financing activities:
     Borrowings under revolving credit facility                                       349,116           142,272
     Repayments under revolving credit facility                                      (340,006)         (146,643)
     Payments under long-term debt and capital lease obligations                         (108)           (5,220)
     Purchase of treasury stock                                                          (650)               --
     Proceeds from exercise of stock options                                              440                --
                                                                                -------------     -------------
                         Net cash provided by (used in) financing activities            8,792            (9,591)
                                                                                -------------     -------------

Net decrease in cash and cash equivalents                                                (413)           (1,887)
Cash at beginning of period                                                             4,257             7,026
                                                                                -------------     -------------
Cash and cash equivalents at end of period                                      $       3,844     $       5,139
                                                                                =============     =============


     See accompanying notes to unaudited consolidated financial statements.

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2001 and 2000

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the "Company", "We", "Our", "Us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year 2000.

Certain prior year amounts have been reclassified to conform with fiscal 2001 presentation including reclassification of returns expense from "Selling, general and administrative expenses" to "Merchandise cost of revenue," the reclassification of certain coupon expense from "Selling, general and administrative expenses" to "Rental video revenue," and the reclassification of certain advertising allowances and buying, marketing and merchandising human resource costs from "Merchandise cost of revenue" to "Selling, general and administrative expenses" as set forth in the Statement of Operations.

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

3. ACQUISITION OF RETAIL LOCATIONS

During the second quarter of fiscal 2001, we entered into an agreement with Family Entertainment Superstores, Inc. ("Family"), a regional rental video retailer headquartered in North Little Rock, Arkansas, to acquire certain assets of three of Family's retail locations for total consideration of approximately $1.2 million. All stores were converted to carry the broad assortment of products typically found in a Hastings superstore.

 The acquisition was accounted for under the purchase method of accounting and the operating results of each store are included in the consolidated results of operations from the effective date of the acquisition. Results of operations for the periods ending October 31, 2001 were not materially affected as a result of this acquisition. Goodwill of $0.4 million has been recognized for the amount of the excess of the purchase price paid over the fair market value of the net assets acquired and is amortized on a straight-line basis over 10 years. See note 8 regarding recent accounting pronouncements affecting amortization of goodwill.

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2001 and 2000

4. STORE CLOSING RESERVES

From time to time and in the normal course of business, we evaluate our store base to determine if a need to close a store(s) is present. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.

Included in accrued expenses and other liabilities at October 31, 2001 and January 31, 2001 are accruals of $6.4 million and $6.6 million, respectively, for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income.

During the third quarter of fiscal 2000, the Company identified two stores for closure and recorded a pre-tax charge of $2.8 million relating to the net present value of minimum lease payments. The stores were subsequently closed during the fourth quarter of fiscal 2000.

Additions to the provision during the third quarter of fiscal 2001 included charges totaling approximately $0.3 million related to the future value of minimum lease payments for one store to be closed and one to be relocated during the fourth quarter of fiscal 2001. The following tables provide a rollforward of reserves that were established for these charges for the nine months ended October 31, 2001 and 2000 (dollars in thousands):

                                                 Future Lease
                                                  Payments       Other Costs        Total
                                                 ------------    -----------     -----------
          Balance at January 31, 2000            $     3,671     $       300           3,971
             Changes in estimates                       (757)             --            (757)
             Additions to provision                    3,391              --           3,391
             Cash outlay                                (866)           (300)         (1,166)
                                                 -----------     -----------     -----------
          Balance at October 31, 2000            $     5,439     $        --     $     5,439
                                                 ===========     ===========     ===========
          Balance at January 31, 2001            $     6,350     $       255           6,605
             Changes in estimates                        263              --             263
             Additions to provision                      369              --             369
             Cash outlay                                (764)           (123)           (887)
                                                 -----------     -----------     -----------
          Balance at October 31, 2001            $     6,218     $       132     $     6,350
                                                 ===========     ===========     ===========

Payments during the next five years that are to be charged against the reserve are expected to be approximately $1.0 million per year.

5. INCOME (LOSS) PER SHARE

Options to purchase 1,594,755 shares of common stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding at October 31, 2001 and options to purchase 1,576,350 shares of common stock at exercise prices ranging from $1.27 per share to $15.00 per share outstanding at October 31, 2000 were not included in the computation of diluted loss per share because their inclusion would have been antidilutive.

6. LITIGATION AND CONTINGENCIES

In 2000, the Company restated its financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following the Company's initial announcement in March 2000 of the requirement for such restatements, six purported class action lawsuits were filed in the United States District Court for the Northern

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2001 and 2000

District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to the Amarillo Division of the Northern District and have been consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. Motions to dismiss these actions were filed by the Company and, on September 25, 2001, were denied by the Court. Discovery and class certification proceedings are commencing in both actions.

None of the pending complaints specify the amount of damages sought. Although it is not feasible to predict or determine the final outcome of the proceedings or to estimate the potential range of loss with respect to these matters, an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position, results of operations and cash flows.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

7. SEGMENT DISCLOSURES

The Company has two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for the three months and nine months ended October 31, 2001 and 2000 is presented below.

    For the three months ended October 31, 2001:      Retail          Internet
    (Dollars in thousands)                            Stores          Operations          Total
                                                  -------------     -------------     -------------
Total revenue                                     $     103,161     $          40     $     103,201

Depreciation and amortization                     $       7,959     $          69     $       8,028

Operating loss                                    $      (4,802)    $        (240)    $      (5,042)

Total assets                                      $     227,252     $         555     $     227,807

Capital expenditures                              $      13,843     $          --     $      13,843

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2001 and 2000

7. SEGMENT DISCLOSURES (CONT'D)


    For the three months ended October 31, 2000:      Retail          Internet
    (Dollars in thousands)                            Stores          Operations           Total
                                                  -------------     -------------     -------------
Total revenue                                     $     100,065     $          15     $     100,080

Depreciation and amortization                     $       6,366     $         106     $       6,472

Operating loss                                    $     (10,799)    $        (456)    $     (11,255)

Total assets                                      $     233,828     $       1,231     $     235,059

Capital expenditures                              $       7,988     $         171     $       8,159




    For the nine months ended October 31, 2001:       Retail         Internet
    (Dollars in thousands)                            Stores         Operations           Total
                                                  -------------     -------------     -------------
Total revenue                                     $     322,358     $         113     $     322,471

Depreciation and amortization                     $      24,846     $         208     $      25,054

Operating loss                                    $      (3,261)    $        (718)    $      (3,979)

Total assets                                      $     227,252     $         555     $     227,807

Capital expenditures                              $      32,494     $          --     $      32,494




    For the nine months ended October 31, 2000:       Retail          Internet
    (Dollars in thousands)                            Stores          Operations          Total
                                                  -------------     -------------     -------------
Total revenue                                     $     316,885     $          51     $     316,936

Depreciation and amortization                     $      22,102     $         260     $      22,362

Operating loss                                    $     (12,690)    $      (1,260)    $     (13,950)

Total assets                                      $     233,828     $       1,231     $     235,059

Capital expenditures                              $      21,300     $         422     $      21,722

                          HASTINGS ENTERTAINMENT. INC.
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2001 and 2000

8. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the Statements is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 as of February 1, 2002 and it does not expect that the adoption of the Statement will have a significant impact on the Company's financial position and results of operations.

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

General

Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of October 31, 2001, we operated 141 superstores averaging 22,000 square feet in small to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. Each of the superstores is wholly owned by us and operates under the name of Hastings. Our e-commerce Web site, www.gohastings.com, became operational in May 1999.

Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets, and expanding our offering of products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2002 is referred to as fiscal 2001.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

                                                       Three Months Ended October 31,      Nine Months Ended October 31,
                                                           2001             2000               2001             2000
                                                      -------------     -------------     -------------     -------------
Merchandise revenue                                            79.8%             81.1%             79.3%             80.4%
Rental video revenue                                           20.2              18.9              20.7              19.6
                                                      -------------     -------------     -------------     -------------
      Total revenues                                          100.0             100.0             100.0             100.0

Merchandise cost of revenue                                    74.7              79.7              74.5              77.0
Rental video cost of revenue                                   46.1              49.2              45.8              43.4
                                                      -------------     -------------     -------------     -------------
      Total cost of revenues                                   68.9              68.6              73.9              70.4
                                                      -------------     -------------     -------------     -------------

      Gross profit                                             31.1              26.1              31.4              29.6

Selling, general and administrative expenses                   35.9              37.3              32.6              34.0
Pre-opening expenses                                            0.0               0.0               0.0               0.0
                                                      -------------     -------------     -------------     -------------
                                                               35.9              37.3             32.6               34.0
                                                      -------------     -------------     -------------     -------------

   Operating loss                                              (4.8)            (11.2)             (1.2)             (4.4)

Other income (expense):
   Interest expense                                            (0.5)             (0.8)             (0.5)             (0.8)
   Other, net                                                   0.0               0.0               0.0               0.0
                                                      -------------     -------------     -------------     -------------

      Loss before income taxes                                 (5.3)            (12.0)             (1.7)             (5.2)

Income tax benefit                                               --                --                --              (0.5)
                                                      -------------     -------------     -------------     -------------

      Net loss                                                 (5.3)%           (12.0)%            (1.7)%            (4.7)%
                                                      =============     =============     =============     =============


Summary of Superstore Activity

                                          Three Months Ended              Nine Months Ended          Year Ended
                                              October 31,                    October 31,             January 31,
                                         2001            2000            2001           2000            2001
                                    --------------  --------------  -------------  -------------   --------------
Hastings Superstores:
Beginning number of stores                    139             143            142            147              147
Openings                                        2               1              3              1                1
Closings                                       --              --             (4)            (4)              (6)
                                    --------------  -------------   ------------   ------------    -------------
Ending number of stores                       141             144            141            144              142
                                    =============   =============   ============   ============    =============

THREE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2000:

Revenues. Total revenues increased $3.1 million, or 3.1%, for the quarter to $103.2 million compared to $100.1 million a year ago primarily due to an increase in total comparable store revenues ("Comps") of 5.7%. Elements of total Comps were as follows:

                Merchandise Comps            4.3%
                Rental video Comps          11.4%
                Total Comps                  5.7%


Total merchandise revenue increased $1.2 million, or 1.5%, to $82.4 million compared to $81.2 million last year despite operating an average of three fewer superstores during the quarter ending October 31, 2001 compared to the same quarter last year. Contributing to the increase in merchandise Comps were increased sales of DVD titles including The Mummy Returns and Star Wars Episode I and video games such as Pokemon Crystal and Madden NFL. Total rental video revenue grew $1.9 million, or 10.3%, to $20.8 million, up from $18.9 million a year earlier. The increase was driven primarily by a 160% increase in DVD rentals over the same period last year and strong title releases for rental.

Gross Profit. Total gross profit of $32.1 million in the third quarter of fiscal 2001 increased $6.0 million, or 23.0%, from $26.1 million in the third quarter of fiscal 2000. Total gross profit as a percent of total revenue increased for the three months ended October 31, 2001 to 31.1% compared to 26.1% for the same period last year. Merchandise margins as a percent of merchandise revenue increased to 25.3% for the current quarter from 20.3% for the same quarter last year due primarily to:

         (i) a reduction in the costs associated with the return of product of approximately $2.7 million during the current quarter compared to the same period last year. This improvement was attributable to a decrease in the volume of returns and higher efficiency in our return process. As a result of our fiscal 2000 efforts to improve inventory performance and reduce the investment in inventory, merchandise returns during the third quarter of fiscal 2000 exceeded the amount of merchandise returns during the third quarter of fiscal 2001 resulting in higher returns expense during the third quarter of fiscal 2000;

         (ii) a reduction in net merchandise shrinkage of approximately $1.5 million for the three months ended October 31, 2001 compared to the same period last year primarily due to the implementation of enhanced internal controls and exception reporting;

         (iii) inventory markdowns during the third quarter of fiscal 2001 were $1.2 million lower than the same period last year primarily due to a pre-tax charge of $0.9 million recorded during the third quarter of fiscal 2000 relating to the write-off of a barter credit, resulting from an inventory barter transaction, we deemed to be impaired during the third quarter of fiscal 2000; and

         (iv) improved margins of approximately $0.4 primarily as a result of lower product costs realized through strategic buying opportunities.

Partially offsetting the improvements detailed above, was an increase of approximately $1.2 million in the cost of operating our distribution center. During fiscal 2001, we implemented a strategy to increase the flow of certain higher turning inventory through our distribution center. This program enables us to have a better in-stock position for our customers. During the third quarter, the volume of merchandise flowing through our distribution center was higher when compared to the same period last year, which resulted in significantly higher operating costs.

Rental video gross profit as a percent of rental revenue increased to 53.9% for the current quarter from 50.8% for the same quarter last year. This increase was primarily due to higher margins on revenue sharing titles of approximately $0.5 million resulting from improved contract terms with studios.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percent of total revenues decreased to 35.9% for the quarter ended October 31, 2001 from 37.3% for the same period last year. The decrease was primarily the result of a decline in costs associated with the closing of superstores. During the third quarter of fiscal 2000, we recorded a $2.8 million pre-tax charge for the net present value of future minimum lease payments for two superstores closed during the fourth quarter of fiscal 2000 compared to $0.6 million in pretax charges recorded during the third quarter of fiscal 2001. See Note 4 to the unaudited financial statements contained herein for a full discussion of the store closure reserve. As a partial offset to the decrease above, net advertising costs increased approximately $1.2 million, primarily the result of a planned increase in targeted advertising expenditures designed to increase customer traffic.

Interest Expense. Interest expense was $0.5 million, or 0.5% of revenues, in the three months ended October 31, 2001, compared to $0.8 million, or 0.8% of revenues, in the three months ended October 31, 2000. The decrease was attributed to lower average interest rates on our Facility and lower average debt outstanding.

Income Taxes. During the third and fourth quarters of fiscal 2000, we recorded a valuation allowance against our net deferred tax asset as required under the provisions set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes" (SFAS 109). While we believe the entire deferred tax asset will be realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax asset does not currently meet the stringent criteria for recognition under SFAS 109. As a result, no income tax benefit was recorded related to losses for the third quarters ending October 31, 2001 and 2000.

NINE MONTHS ENDED OCTOBER 31, 2001 COMPARED TO NINE MONTHS ENDED OCTOBER 31,
2000:

Revenues. Total revenues increased $5.5 million, or 1.7%, for the nine months ended October 31, 2001 to $322.5 million compared to $317.0 million a year ago primarily due to an increase in total Comps of 3.3%. Elements of total Comps were as follows:

                   Merchandise Comps            2.2%
                   Rental video Comps           7.6%
                   Total Comps                  3.3%


Total merchandise revenues increased $1.2 million, or 0.5% for the nine months ended October 31, 2001 to $255.9 million compared to $254.7 a year ago. The increase in merchandise Comps, driven primarily by increases in sales of DVDs and video games, was partially offset by the operation of three fewer superstores during the nine months ending October 31, 2001 compared to the same period last year. Total rental revenue increased $4.4 million, or 7.0%, to $66.6 million, up from $62.2 million a year earlier. The increase was driven by a 156% increase in DVD rentals over the same period last year, strong title releases and additional stores implementing our multi-night rental program during fiscal 2001.

Gross Profit. Total gross profit of $101.3 million for the nine months ended October 31, 2001 increased $7.6 million, or 8.1%, from $93.7 million for the nine months ended October 31, 2000. Total gross profit as a percent of total revenue increased for the nine months ended October 31, 2001 to 31.4% compared to 29.6% for the same period last year. Merchandise margins as a percent of merchandise revenues increased to 25.5% for the current nine months from 23.0% for the same period last year due primarily to:

(i) a reduction in the costs associated with the return of product of approximately $5.8 million for the current nine months which is attributable to a decrease in the volume of returns and improvements to the product return process during fiscal 2001 resulting in a lower cost per dollar of return; and

(ii) a decline in net merchandise shrinkage of approximately $2.3 million for the nine months ended October 31, 2001 compared to the nine months ended October 31, 2000 primarily due to the implementation of enhanced internal controls and exception reporting.

Partially offsetting the improvements in gross profit described above was an increase of approximately $1.8 million in the cost of operating our distribution center. During fiscal 2001, we implemented a strategy to increase the flow of certain higher turning inventory through our distribution center. This program enables us to have a better in-stock position for our customers. For the current nine months, the volume of merchandise flowing through our distribution center was higher when compared to the same period last year, which resulted in significantly higher operating costs.

Rental video gross profit decreased as a percent of rental revenues to 54.2% for the nine months ended October 31, 2001 from 56.6% for the same period last year. This decrease was primarily due to:

         (i) higher than anticipated rental video depreciation resulting from an increase in DVD procurement, primarily in the first quarter of fiscal 2001;

         (ii) shrinkage on rental video increased by approximately $0.2 million, or 0.3% of rental video revenues, for the current period compared to last year; and

         (iii) an increase of approximately $0.9 million in costs associated with the distribution of rental videos primarily due to increased overhead costs as we processed a greater number of rental assets through our distribution center for the nine months ended October 31, 2001 compared to last year.

Partially offsetting these decreases was an increase in margin on revenue sharing titles as a result of improved contract terms with studios.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percent of total revenues decreased to 32.6% for the nine months ended October 31, 2001 from 34.0% for the same period last year. The decrease was the result of a decline of approximately $2.7 million in accounting and legal fees. Such fees were higher than normal during the first nine months of fiscal 2000 due to expenses related to accounting restatements. Additionally, during the third quarter of fiscal 2000, we recorded a $2.8 million pre-tax charge for the net present value of future minimum lease payments for two superstores closed during the fourth quarter of fiscal 2000 compared to $0.6 million in pretax charges recorded during the third quarter of fiscal 2001. See Note 4 to the unaudited financial statements contained herein for a full discussion of the store closure reserve. As a partial offset to the decreases above, net advertising costs increased approximately $1.5 million, primarily the result of a planned increase in targeted advertising expenditures during the second and third quarters of fiscal 2001 designed to increase customer traffic.

Interest Expense. Interest expense was $1.6 million, or 0.5% of revenues, for the nine months ended October 31, 2001, compared to $2.7 million, or 0.8% of revenues, in the nine months ended October 31, 2000. The decrease was attributed to lower average interest rates on our Facility and lower average debt outstanding.

Income Taxes. During the third and fourth quarters of fiscal 2000, we recorded a valuation allowance against our net deferred tax asset as required under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). While we believe the entire deferred tax asset will be realized by future operating results, due to the cumulative losses incurred in recent years the deferred tax asset does not currently meet the stringent criteria for recognition under SFAS 109. As a result, no income tax benefit was recorded related to losses for the nine months ending October 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

We generate cash from operations exclusively from the sale of merchandise and the rental of videocassettes, DVDs and video games and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores, updating existing and implementing new information systems technology, and the approved repurchase of our common stock, we have no anticipated material capital commitments. Our primary sources of working capital are cash flows from operating activities, trade credit from vendors and borrowings under our Facility, as described below. We believe our cash flows from operations and borrowing availability under the Facility will be sufficient to fund our ongoing operations, new superstores and expansions of certain existing superstores through fiscal 2002.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities decreased $6.1 million from $29.4 million for the nine months ended October 31, 2000 to $23.3 million for the nine months ended October 31, 2001. The primary reason for the decrease was an orderly reduction of merchandise inventory of approximately $7.7 million during the nine months ended October 31, 2000 as a result of our fiscal 2000 initiative to increase cash flow and inventory turns by reducing our inventory.

Investing Activities. Net cash used in investing activities increased $10.8 million, or 50.0%, to $32.5 million for the nine months ended October 31, 2001 from $21.7 million for the nine months ended October 31, 2000. This increase was the result of growth in remodeling activity of certain existing superstores compared to the prior year, higher procurement of rental video assets relating to the growth of DVD and the acquisition of three retail locations in Arkansas. Our capital expenditures include store equipment and fixtures, expanding and remodeling existing superstores, upgrading and implementation of information systems technology and the purchase of rental video assets.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements. For the nine months ended October 31, 2001, net borrowings under debt agreements increased $9.0 million compared to decreasing by $9.6 million for the nine months ended October 31, 2000. The increase for fiscal 2001 was the result of growth in remodeling activity of certain existing superstores compared to the prior year and higher procurement of rental video assets relating to the growth of DVD.

On August 29, 2000, the Company entered into a three-year syndicated, secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc (the "Facility"). The initial proceeds from the Facility were used by the Company to terminate and prepay fully the total amounts outstanding under a prior revolving credit facility with Bank of America and a consortium of banks and its Series A Senior Notes (the "Senior Notes") with a financial institution. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the Facility, less a $10 million availability reserve. The Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at the Company's option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of the Company's common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of the Company's three consolidated subsidiaries. The Facility expires on August 29, 2003. At October 31, 2001, the Company had $28.0 million in excess availability after the $10 million availability reserve, under the Facility.

At October 31, 2001 and January 31, 2001, we had borrowings outstanding of $37.4 million and $28.3 million under the Facility, respectively. The average rate of interest being charged under the Facility was 6.51% and 8.4% at October 31, 2001 and January 31, 2001, respectively.

In November 2001, the Company entered into an interest rate swap with a financial institution in order to obtain a fixed interest rate on a portion of the Company's outstanding floating rate debt thereby reducing its exposure to interest rate volatility. The swap fixed $10 million of the Company's revolving credit facility at an interest rate of 2.65% for one year. The Company has designated the interest rate swap as a hedging instrument.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of its business, the Company is exposed to certain market risks, primarily changes in interest rates. The Company's exposure to interest rate risk consists of variable rate debt based either on the lenders base rate or LIBOR plus a specified percentage. The annual impact on the Company's results of operations of a 100 basis point interest rate change on the October 31, 2001 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to the Company's operations, the Company believes that its primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on the Company's financial position, results of operations or cash flows for the next fiscal year. In addition, the Company does not believe future changes in the fair value of the interest rate swap entered into in November 2001 with a notional amount of $10 million will be material.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

In 2000, the Company restated its financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following the Company's initial announcement in March 2000 of the requirement for such restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to the Amarillo Division of the Northern District and have been consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. Motions to dismiss these actions were filed by the Company and, on September 25, 2001, were denied by the Court. Discovery and class certification proceedings are commencing in both actions.

None of the pending complaints specify the amount of damages sought. Although it is not feasible to predict or determine the final outcome of the proceedings or to estimate the potential range of loss with respect to these matters, an adverse outcome with respect to such proceedings could have a material adverse impact on the Company's financial position, results of operations and cash flows.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

b. On September 20, 2001, the Company filed a current report on Form 8-K reporting, under "Item 5. Other Information," the approval by its board of directors of a stock repurchase program of up to $5.0 million of the Company's common stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                 HASTINGS ENTERTAINMENT, INC.


DATE: December 4, 2001           By:  /s/ Dan Crow
                                    --------------------------------------------
                                    Dan Crow
                                    Vice President, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)