Form 10-K
period 2002-01-31
HASTINGS ENTERTAINMENT INC
filed 2002-04-11
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended January 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to ________________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46,298,867 based upon the closing market price of $7.89 per share of Common Stock on the Nasdaq National Market as of March 28, 2002. (For the purposes of determination of the above-stated amounts, only the directors, executive officers and 5% or greater shareholders of the registrant have been deemed affiliates.)

Number of shares of $.01 par value Common Stock outstanding as of March 28, 2002: 11,300,531

                               (Cover page 1 of 2)

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of the registrant to be held during 2002 are incorporated by reference into Parts II and III of this Form 10-K.



                               (Cover page 2 of 2)

                          HASTINGS ENTERTAINMENT, INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2002


                                      INDEX

                                                                             PAGE
                                                                             ----
PART I
Item 1.  Business..........................................................    4
Item 2.  Properties........................................................   12
Item 3.  Legal Proceedings.................................................   13
Item 4.  Submission of Matters to a Vote of Security Holders...............   13

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder
           Matters.........................................................   14
Item 6.  Selected Financial Data...........................................   15
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................   17
Item 7A. Quantitative and Qualitative Disclosures About Market Risk........   25
Item 8.  Financial Statements and Supplementary Data.......................   26
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure........................................   49

PART III
Item 10. Directors and Executive Officers of the Registrant................   50
Item 11. Executive Compensation............................................   50
Item 12. Security Ownership of Certain Beneficial Owners and Management....   50
Item 13. Certain Relationships and Related Transactions....................   50

PART IV
Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   51

                                     PART I

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings or with the approval of an authorized executive officer of the company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "intend," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, effects of the adoption of Statement of Financial Accounting Standards Nos. 137, 138, 142 and 144, the impact on our financial statements of any adjustment to fair value of interest rate swaps, the outcome of securities litigation, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental video amortization and our store closing reserve and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon company management's current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, whether our assumptions turn out to be correct, our inability to attain such estimates and expectations, a downturn in market conditions in any industry relating to the products we inventory, sell or rent, the effects of or changes in economic conditions in the U.S. and or the markets in which we operate our superstores, our success in forecasting customer demand for products, and legal proceedings (see discussion of Legal Proceedings in Part I, Item 3 of this Form 10-K for the fiscal year ended January 31, 2002 and subsequent SEC filings) any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

General

Hastings Entertainment, Inc. is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games, DVDs, used products including CDs, DVDs and video games, video game consoles and DVD players with the rental of videocassettes, video games, DVDs, video game consoles and DVD players in a superstore format. As of March 28, 2002, we operated 141 superstores in small- to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. See note 14 to the consolidated financial statements for more information regarding our operating segments, retail stores and Internet operations. We operate three wholly owned subsidiaries; Hastings Properties, Inc., Hastings Internet, Inc. and Hastings College Stores, Inc. References herein to fiscal years are to the twelve-month periods, which end in January of each following calendar year. For example, the twelve-month period ended January 31, 2002 is referred to as fiscal 2001.

On March 7, 2000, we announced that our fourth quarter and fiscal 1999 results (and the previous four fiscal years' results) would be negatively impacted by certain accounting adjustments. All such adjustments were reflected in the fiscal 1999 Annual Report on Form 10-K. See "Item 3. Legal Proceedings" for a description of litigation matters which followed the announcement of the restatement.

Industry Overview

Music. According to the Recording Industry Association of America ("RIAA"), music shipments by manufacturers to retailers decreased 4.1% to $13.7 billion in 2001 compared to $14.3 billion in 2000. In addition, the dollar value of shipments for the industry mainstay, the full-length CD, decreased 2.3% to $12.9 billion in 2001 compared to $13.2 billion in 2000. RIAA attributed this decline in large part to online piracy and CD-burning. According to an RIAA commissioned survey, 23% of music consumers surveyed confirmed they are forgoing purchases of music because they are downloading and or copying their music for free to a CD or a portable MP3 player. In the survey, over 50% of those that have downloaded music for free have made copies of it. This compares to 13% just two years ago. Supporting this increase, the study found ownership of CD burners has nearly tripled since 1999. According to the International Federation of the Phonographic Industry, global piracy costs the recording industry over $4 billion per year. Shipments of cassettes declined sharply during 2001 to $363 million, down 41.9% from 2000, as the format continued to lose favor with music consumers.

Books. Sales in 2001 for the book industry grew only 0.1% to $25.4 billion according to the Association of American Publishers. The majority of the book industry segments declined on a percentage basis in 2001 with children's hardcover books exhibiting the largest percentage decline at 22.7%, following the release of Harry Potter and the Goblet of Fire in 2000. However, the children's paperback segment increased 17.9% in 2001 on the strong performance of Potter books in paperback and tie-ins to the Lord of the Rings movie.

Rental Video. According to Paul Kagan Associates ("Kagan"), consumer spending on rental video increased 1.2% to $8.4 billion in 2001 from $8.3 billion in 2000. Of the $8.4 billion, 54%, or $4.5 billion, was generated by revenue sharing titles, up from 48% in 2000. DVD continued its accelerated acceptance rate as DVD households increased over 80% to 23.6 million, up from 13.1 million in 2000. Kagan estimates that the number of DVD households could hit 66.6 million by 2005. Revenue generated by VHS declined approximately 12% during 2001 primarily as a result of the growth of DVD. Kagan projects this trend to continue despite an almost 90% penetration rate of VCRs in United States households.

Although Kagan expects that rental video revenues will decline as a percent of overall at-home consumer spending, we believe that the DVD format, with its superior picture and sound quality and extra features such as outtakes, director commentary and scene selection, will drive continued growth in the industry. We also believe rental video will continue to be a favored entertainment medium for millions of consumers due to its relatively inexpensive price point, broad selection of new release and catalog (older) movies and ability for "viewer control" of the experience, i.e., start, stop, fast-forward, pause and rewind.

Business Strategy

Our goal is to enhance our position as a leading multimedia entertainment retailer in small- to medium-sized communities by expanding and remodeling existing superstores, opening new superstores in selected markets and offering our products through the Internet. Each element of our business strategy is designed to build consumer awareness of the Hastings concept and achieve high levels of customer loyalty and repeat business. The key elements of this strategy are the following:

Superior Multimedia Concept. Our superstores present a wide variety of products tailored to local preferences in a dynamic and comfortable store atmosphere with exceptional service. Our superstores average approximately 20,000 square feet, with our new superstores generally ranging in size from 12,000 to 25,000 square feet. Our superstores offer customers an extensive product assortment consisting of approximately 17,000 to 60,000 book, 9,000 to 30,000 music, 1,000 to 2,000 software, 2,000 to 3,000 periodical, 4,000 to 13,000 video, and 1,000 to 4,000 complementary and accessory titles for sale. We also offer approximately 3,000 to 12,000 used CD, videocassette, DVD and video game titles for sale. In addition, customers can select from 5,000 to 10,000 DVD titles for sale and rent and 12,000 to 20,000 videocassette, DVD and video game selections for rent. Although the superstores' core product assortment tends to be similar, the merchandise mix of each of our superstores is tailored to accommodate the particular demographic profile of the local market in which the superstore operates through the utilization of our proprietary purchasing and inventory management systems. We believe that our multimedia format reduces our reliance on and exposure to any particular entertainment segment and enables us to promptly add exciting new entertainment categories to our product line.

Small to Medium-Sized Market Superstore Focus. We target small- to medium-sized markets with populations of generally less than 50,000 where our extensive product selection, low pricing strategy, efficient operations and superior customer service enable us to become the market's destination entertainment store. We believe that the small- to medium-sized markets where we operate the majority of our superstores present an opportunity to profitably operate and expand our unique entertainment superstore format. In our opinion, these markets typically are underserved by existing book, music or video stores, and our competition generally is locally-owned or national-chain specialty stores and general merchandise retailers. We base our merchandising strategy for our superstores on an in-depth understanding of our customers and our individual markets. We strive to optimize each superstore's merchandise selection by using our proprietary information systems to analyze the sales history, anticipated demand and demographics of each superstore's market. In addition, we utilize flexible layouts that enable each superstore to arrange our products according to local interests and to customize the layout in response to new customer preferences and product lines.

Customer-Oriented Superstore Format. We design our superstores to provide an easy-to-shop, open store atmosphere by offering major product categories in a "store-within-a-store" format. Most of our superstores utilize product-affinities positioned together around a wide racetrack aisle or three-across departments (books, music and video) that are designed to allow customers to view the entire superstore. This store configuration produces significant cross-marketing opportunities among the various entertainment departments, which we believe results in higher transaction volumes and impulse purchases. To encourage browsing and the perception of Hastings as a community gathering place, we have incorporated amenities in many superstores, such as chairs for reading, a broad selection of gourmet coffee and tea, soft drinks and snacks, music auditioning stations, interactive information kiosks, telephones for free local calls, children's play areas and in-store promotional events.

Cost-Effective Operations. We are committed to controlling costs in every aspect of our operations while maintaining our customer-oriented philosophy. From 1993 to 1997, we spent $12.8 million to develop and implement proprietary information, purchasing, distribution and inventory control systems that position us to continue to grow profitably. These systems enable us to respond actively to customers' changing desires and to rapid shifts in local and national market conditions. Our 146,000 square-foot distribution center, which adjoins our corporate offices in Amarillo, Texas, provides us with improved store in-stocks, efficient product cross-docking and centralized returns processing.

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

Used Products. Since 1994, we have bought or traded for customer's CDs to sell as used product and leverage the value of our CD offering. With additional used-purchasing options, this business now accounts for approximately 10% of our total music business, generally represents higher margins than new front-line CDs and drives customer loyalty. During fiscal 2001, revenue generated from the sale of used DVDs began to accelerate as the DVD medium became more popular with the consumer. The same process of purchasing used CDs is being applied to used DVDs and we are excited about the prospect for continued growth in this and other used product business, including video games. We believe our multimedia superstore concept will enhance our offering of used products allowing the customer to choose between a new or a less expensive used copy of the same title.

Internet. In May 1999, we launched our new e-commerce Internet Web site, www.gohastings.com. Our site enables customers to electronically access more than 800,000 new and used entertainment products and unique, contemporary gifts and toys. The site features exceptional product and pricing offers, search and auditioning capabilities, and digital downloading of music selections. The Web site is designed to fully integrate into a store kiosk to leverage both the physical and digital shopping experience. The site also features a newly designed investor relations section including links to company press releases, SEC filings and a useful list of frequently asked questions.

Expansion Strategy

We plan to increase our growth rate in fiscal 2002 by opening approximately seven superstores while continuing our ongoing store expansion and remodeling programs for our existing superstores. In addition, we anticipate the closing of two superstores during fiscal 2002 bringing our total superstore count to approximately 146 by the end of the fiscal year. We have identified numerous potential locations for future superstores in under-served, small- to medium-sized markets that meet our new-market criteria. We believe that with our current information systems and distribution capabilities, our infrastructure can support our anticipated rate of expansion and growth for at least the next several years.

Merchandising Strategy

We are a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games, DVDs, used products including CDs, DVDs and video games, video game consoles and DVD players with the rental of videocassettes, video games, DVDs, video game consoles and DVD players in a superstore format. By offering a broad array of products within several distinct but complementary categories, we strive to appeal to a wide range of customers and position our superstores as destination entertainment stores in our targeted small- to medium-sized markets.

Superstore Product Selection. Although all Hastings superstores carry a similar core product assortment, the merchandise mix of book, music, software, videocassette and video game selections of each superstore is tailored continually to accommodate the particular demographic profile and demand of the local market in which the superstore operates. We accomplish this customization through our proprietary purchasing, inventory, selection and pricing management systems. The purchasing system analyzes historic consumer purchasing patterns at each individual superstore to forecast customer demand for new releases and anticipate seasonal changes in demand. In addition, our inventory management process continually monitors product sales and videocassette rentals to identify slow-moving books, music, software and sale videocassettes, DVD and video games for return to vendors and rental videocassettes, DVD and video games for sale to customers as previous viewed items or transfer to other superstores. Our pricing management system allows us to identify slow moving products and initiate an automated-progressive markdown program to enhance sell-through while maximizing margin at each subsequent price reduction. It also automatically implements the price change by printing new tags at the store.

Our superstores offer customers an extensive product assortment consisting of approximately 17,000 to 60,000 book, 9,000 to 30,000 music, 1,000 to 2,000 software, 2,000 to 3,000 periodical, 4,000 to 13,000 video, and 1,000 to 4,000 complementary and accessory titles for sale. We also offer approximately 3,000 to 12,000 used CD, videocassette, DVD and video game titles for sale. In addition, customers can select from 5,000 to 10,000 DVD titles for sale and rent and 12,000 to 20,000 videocassette, DVD and video game selections for rent. New releases and special offerings in each entertainment product category are prominently displayed and arranged by product category.

In addition to our primary product lines, we continually add new product offerings to better serve our customers. Products for sale in these categories include promotional t-shirts, licensed plush toys, portable electronics, consumer electronics including DVD players and video game consoles, musical instruments, sheet music, greeting cards, audio books and consumables, including soft drinks, coffee, popcorn and candy. Accessory items for sale include blank videocassettes and CDs, video cleaning equipment and audiocassette and CD carrying cases. Many of these products generate impulse purchases and produce higher margins. The rental of videocassette, video game and DVD players is provided as a service to Hastings customers.

Marketing Strategy

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

Advertising/Promotion. We participate in cooperative advertising programs and merchandise display allowance programs offered by our vendors. Our advertising programs are market-focused and introduce new products to our markets with price competitiveness, extensive product assortment and comfortable atmosphere of our superstores. We benefit from market display allowances provided by vendors because of our superstores' high traffic volume and our effective display implementation. Our strongest and most economical advertising vehicle has been the FSI (Free Standing Insert) for newspapers. Following an increase in its usage during 2001, we anticipate an additional increase of approximately 20% in the number of FSIs being utilized during 2002. In addition to FSIs, we utilize direct mail and radio along with in-store point-of-sale promotional materials to communicate with our customers.

Information System

Our information system is built upon a multi-tiered, distributed processing architecture and was designed using client/server technology. All locations are connected using a wide-area network that allows interchange of current information. The primary components of the information system are as follows:

New Release Allocation. Our buyers use the new release allocation system to purchase new release products for the superstores and have the ability within the system to utilize up to nine different methods of forecasting demand. By using store-specific sales history, factoring in specific market traits, applying sales curves for similar titles or groups of products and minimizing subjectivity and human emotion for a transaction, the system customizes purchases for each individual superstore to satisfy customer demand. The process provides the flexibility to allow store management to anticipate customer needs, including tracking missed sales and factoring in regional influences. We believe that the new release allocation system enables us to increase revenues by having the optimum levels and selection of products available in each superstore at the appropriate time to satisfy customers' entertainment needs.

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

    Selection Management. Selection management constantly analyzes store-specific sales, traits and seasonal trends to determine title selection and inventory levels for each individual superstore. By forecasting annual sales of products and consolidating recommendations from store management, the system enables us to identify overstocked or understocked items and to prompt required store actions and optimize inventory levels. The system tailors each store's individual inventory to the market, utilizing over 2,000 product categories, configurations and product status.

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

Distribution and Suppliers

Our distribution center is located in a 146,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 21,000 products offered in substantially every superstore. The distribution center also is used in distributing large purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to receive, recycle, process and ship items to be returned to manufacturers and distributors, as well as to transfer and redistribute videocassettes among our superstores. This facility currently provides inventory to all Hastings superstores and is designed to support our anticipated rate of expansion and growth for at least the next several years. We ship products weekly to each Hastings superstore, facilitating quick and responsive inventory replenishment. Approximately 23% of our total product, based on store receipts, is distributed through the distribution center. Approximately 77% of our total product is shipped directly from the vendors to the superstores. We outsource all product transportation from our distribution center to various freight companies.

Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low pricing structure. In fiscal 2001, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three suppliers accounted for approximately 22% of total products purchased during fiscal 2001. While selections from a particular artist or author generally are produced by a single manufacturer, we strive to maintain supplier relationships that can provide alternate sources of supply. In general, products we purchase are returnable to the supplying vendor. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - General" for a description of our returns process.

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

We compete in most of our markets with either national entertainment retailers or significant retailers of general merchandise or both. We compete in our sale of books with retailers such as Barnes & Noble, Inc., Books-A-Million, Inc., Borders Group, Inc., Walden Books and B. Dalton Bookseller. We compete in our sale of music with music retailers, such as The Wherehouse, Inc., and Transworld Entertainment and consumer electronics stores, including Best Buy and Circuit City. Our principal competitors in the sale and rental of videocassettes are Blockbuster, Inc., Hollywood Entertainment Corp. and Movie Gallery, Inc. In addition, we compete in the sale of books, music and videocassettes and the rental of videocassettes and video games with local entertainment retailers and significant retailers of general merchandise, such as Wal-Mart. Retailers such as Amazon.com, Inc. and Barnes & Noble, Inc., continue to increase their retail sales of entertainment products, such as books and music, via the Internet. We compete with other entertainment retailers on the basis of title selection, the number of copies of popular selections available, store location, visibility and pricing.

Trademarks and Servicemarks

We believe our trademarks and servicemarks, including the servicemarks "Hastings Books Music Video," and "Hastings, Your Entertainment Superstore" have significant value and are important to our marketing efforts. We have registered "Hastings Books Music Video" as a servicemark with the United States Patent and Trademark Office and are in the process of registering "Hastings, Your Entertainment Superstore." We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Associates

We refer to our employees as associates because of the critical role they play in the success of each Hastings superstore and the Company as a whole. As of January 31, 2002, we employed approximately 6,264 associates; of which 2,036 are full-time and 4,228 are part-time associates. Of this number, approximately 5,755 were employed at retail superstores, 172 were employed at our distribution center and 296 were employed at our corporate offices. None of our associates are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company

The following is certain information concerning the executive officers of Hastings Entertainment, Inc.

Name                    Age    Position
----                    ---    --------
John H. Marmaduke        54    Chairman of the Board, President and Chief
                                 Executive Officer

Robert A. Berman         52    Vice President of Store Operations

Dan Crow                 55    Vice President of Finance and Chief Financial
                                 Officer

James S. Hicks           45    Vice President of Purchasing

Alan Van Ongevalle       34    Vice President of Marketing

Michael J. Woods         40    Vice President and Chief Information Officer

All executive officers are chosen by the Board of Directors and serve at the Board's discretion. Set forth below is information concerning the business experience of our executive officers.

JOHN H. MARMADUKE, age 54, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company's former parent company, Western Merchandisers, Inc. ("Western"), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart. Mr. Marmaduke also serves on the board of directors of the Video Software Dealers Association (VSDA). Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 30 years.

ROBERT A. BERMAN, age 52, has served the Company as Vice President of Store Operations since January 1997. From June 1995 to January 1997, Mr. Berman was self-employed in the financial services industry. From January 1989 to June 1995, Mr. Berman served as Vice President and Senior Vice President of Store Operations for Builders Square, Inc., a chain of 185 building material superstores. At Builders Square, Inc., Mr. Berman was responsible for store operations, store planning and design, purchasing and construction.

DAN CROW, age 55, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July of 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and the Financial Executives International and has served as Chief Financial Officer of various retail companies including Discount Auto Parts, Inc., Scotty's, Inc. and Lil' Things, Inc. since 1984.

JAMES S. HICKS, age 45, has served as Vice President of Purchasing of the Company since August of 1999. From August 1997 to August 1999, Mr. Hicks served as the Senior Director of Purchasing and from April 1994 to August 1997, was the Director of Purchasing. He was a District Leader for the Company from July of 1984 to April 1994. From October 1982 to July 1984, Mr. Hicks served as a company troubleshooter and from April 1982 to October 1982 was a store manager. Mr. Hicks began his career with Hastings in August 1981 as a manager trainee. Prior to joining the Company, Mr. Hicks was the Regional Credit Manager for Liquid Carbonics Corporation, a gas distributor and manufacturer headquartered in Houston.

ALAN VAN ONGEVALLE, age 34, has served as Vice President of Marketing since May 2000. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and as Director of Advertising from September 1998 to August 1999. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager, Director of New Stores and the Southern Kansas area through September 1998.

MICHAEL J. WOODS, age 40, has served as Vice President of Information Systems of the Company since October 1992. From August 1990 to October 1992, Mr. Woods served as Director of Microsystems for the Company, focusing on store systems development. From October 1989 to August 1990, Mr. Woods served as a programming specialist and analyst for the Company.

ITEM 2. PROPERTIES

As of January 31, 2002, we operated 142 superstores in 21 states located as indicated in the following table:

          NAME OF STATE                             NUMBER OF SUPERSTORES
          -------------                             ---------------------
          Alabama..................................          1
          Arkansas.................................         11
          Arizona..................................          7
          Colorado.................................          3
          Georgia..................................          1
          Idaho....................................          8
          Illinois.................................          2
          Indiana..................................          1
          Iowa.....................................          2
          Kansas...................................         10
          Kentucky.................................          1
          Missouri.................................          7
          Montana..................................          5
          Nebraska.................................          4
          New Mexico...............................         13
          Oklahoma.................................         12
          Tennessee................................          4
          Texas....................................         38
          Utah.....................................          2
          Washington...............................          7
          Wyoming..................................          3
                                                         -----
          Total....................................        142

Currently, we lease sites for all of our superstores. These sites typically are located in pre-existing, stand-alone buildings or strip shopping centers. Our primary market areas are small- and medium-sized communities with populations generally less than 50,000. We have developed a systematic approach using our site selection criteria to evaluate and identify potential sites for new superstores. Key demographic criteria for superstores include community population, community and regional retail sales, personal and household disposable income levels, education levels, median age, and proximity of colleges or universities. Other site selection factors include current competition in the community, visibility, available parking, ease of access and other neighbor tenants. To maintain low occupancy costs, we typically concentrate on leasing existing locations that have been operated previously by other retailers.

We actively manage our existing superstores and from time to time close under-performing stores. During fiscal 2001, we closed five superstores and during fiscal 2000, we closed six superstores and one college bookstore.

The terms of our superstore leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with short initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the site for a superstore. The following table sets forth as of January 31, 2002 the number of superstores that have current lease terms that will expire during each of the following fiscal years and the associated number of superstores for which we have options to extend the lease term:

                                              NUMBER OF SUPERSTORES     OPTIONS
                                              ---------------------     -------
         Fiscal Year 2002..................             9                   5
         Fiscal Year 2003..................            18                   17
         Fiscal Year 2004..................            19                   18
         Fiscal Year 2005..................            14                   13
         Fiscal Year 2006..................            12                   12
         Thereafter........................            70                   67
                                                     ----                 ----
         Total.............................           142                  132

We have not experienced any significant difficulty renewing or extending leases on a satisfactory basis.

Our headquarters and distribution center are located in Amarillo, Texas in a leased facility consisting of approximately 44,500 square feet for office space and 146,000 square feet for the distribution center. The leases for this property terminate in September 2003, and we have the option to renew these leases through March 2015.

ITEM 3. LEGAL PROCEEDINGS

In 2000, we restated our consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following our initial announcement in March 2000 of the requirement for such restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against us and certain of our current and former directors and officers asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to the Amarillo Division of the Northern District and have been consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against us, our current and former directors and officers at the time of our June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. Motions to dismiss these actions were filed by us and, on September 25, 2001, were denied by the Court. Discovery and class certification proceedings are going forward in both actions.

None of the pending complaints specify the amount of damages sought. Although it is not feasible to predict or determine the final outcome of the proceedings or to estimate the potential range of loss with respect to these matters, an adverse outcome with respect to such proceedings could have a material adverse impact on our financial position, results of operations and cash flows.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2001.

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

                                                    HIGH        LOW
                                                  -------     -------
         2001:
         First Quarter .......................... $ 2.750     $ 1.750
         Second Quarter ......................... $ 3.200     $ 2.390
         Third Quarter .......................... $ 8.280     $ 2.880
         Fourth Quarter ......................... $ 8.270     $ 4.000

         2000:
         First Quarter .......................... $ 4.188     $ 2.438
         Second Quarter ......................... $ 4.688     $ 1.250
         Third Quarter .......................... $ 3.375     $ 2.250
         Fourth Quarter ......................... $ 2.625     $ 1.375

As of March 28, 2002, there were approximately 450 holders of record of our Common Stock.

The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, and the operating and financial condition, among other factors. Our current revolving credit facility restricts the payment of dividends. In view of such restrictions, it is unlikely that we will pay a dividend in the foreseeable future.

The information required by this item regarding disclosure of equity compensation plan information will be set forth in our Proxy Statement for our 2002 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2001, under the heading "Compensation Plans," which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto that appear elsewhere in this report.


                                                                                    Fiscal Year
                                                     ----------------------------------------------------------------------
(In thousands, except per share and squarefoot data)    2001           2000           1999           1998           1997
                                                     ----------     ----------     ----------     ----------     ----------
INCOME STATEMENT DATA:
Merchandise revenue                                  $  379,322     $  370,512     $  364,041     $  320,162     $  283,026
Rental video revenue                                     92,462         87,691         81,384         78,904         74,656
                                                     ----------     ----------     ----------     ----------     ----------
Total revenues                                          471,784        458,203        445,425        399,066        357,682
Merchandise cost of revenue                             280,060        280,459        270,113        235,915        211,467
Rental video cost of revenue(1)                          41,498         38,022         32,139         49,069         25,904
                                                     ----------     ----------     ----------     ----------     ----------
Total cost of revenues                                  321,558        318,481        302,252        284,984        237,371
Gross profit                                            150,226        139,722        143,173        114,082        120,311
Selling, general and administrative
  expenses(2)(3)                                        144,189        148,967        141,513        116,521        108,434
Pre-opening expenses                                        182             33          1,681          1,474          1,071
                                                     ----------     ----------     ----------     ----------     ----------
Operating income (loss)                                   5,855         (9,278)           (21)        (3,913)        10,806
Interest expense, net                                    (2,090)        (3,485)        (3,708)        (3,727)        (4,228)
Gain (loss) on sale of mall stores(4)                        --             --             --            454          1,734
Other, net                                                  252            197            205            232            139
                                                     ----------     ----------     ----------     ----------     ----------
Income (Loss) before income taxes                         4,017        (12,566)        (3,524)        (6,954)         8,451
Income tax expense (benefit)(5)                              --          2,034         (1,359)        (2,649)         3,347
                                                     ----------     ----------     ----------     ----------     ----------
Net income (loss)                                    $    4,017     $  (14,600)    $   (2,165)    $   (4,305)    $    5,104
                                                     ==========     ==========     ==========     ==========     ==========
Basic income (loss) per share                        $     0.34     $    (1.25)    $    (0.19)    $    (0.41)    $     0.60
                                                     ==========     ==========     ==========     ==========     ==========
Diluted income (loss) per share                      $     0.34     $    (1.25)    $    (0.19)    $    (0.41)    $     0.58
                                                     ==========     ==========     ==========     ==========     ==========

Weighted-average common shares outstanding -
  basic                                                  11,742         11,645         11,621         10,436          8,520

Weighted-average common shares outstanding -
  diluted                                                11,898         11,645         11,621         10,436          8,736

OTHER DATA:
Depreciation(1)(6)                                   $   35,466     $   33,155     $   31,626     $   55,331     $   33,606
Capital expenditures(7)                              $   46,495     $   30,482     $   47,427     $   42,568     $   55,753

STORE DATA:
Total selling square footage at end
  of period                                           2,727,446      2,759,735      2,829,269      2,385,432      2,078,264
Comparable-store revenues increase(8)                       4.7%           0.1%           4.0%           5.5%           7.0%

                                                                                     January 31,
                                                       ----------------------------------------------------------------------
                                                          2002           2001           2000           1999           1998
                                                       ----------     ----------     ----------     ----------     ----------
BALANCE SHEET DATA:
Working capital                                        $   49,912     $   46,567     $   67,295     $   64,866     $   29,500
Total assets                                              229,851        213,484        247,933        233,479        217,948
Total long-term debt, including current
  maturities on capital lease obligations                  33,432         29,610         54,260         44,979         51,612
Total shareholders' equity                                 77,344         75,791         90,091         91,869         51,971

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

(2) We recorded pre-tax charges of approximately $1.5 million, $6.5 million and $5.1 million in fiscal years 2001, 2000 and 1999, respectively, related to the cost associated with closing superstores. See Note 5 to the consolidated financial statements for further discussion. As a result of these charges, fiscal years 2001, 2000 and 1999 net losses were increased by $1.5 million, $6.5 million and $3.1 million and $0.13, $0.56 and $0.27 per diluted share, respectively.

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

(5) Due to cumulative losses incurred in recent years, the balance of the net deferred tax asset currently does not meet the criteria for recognition under Statement of Financial Accounting Standards No. 109. As a result, the balance of the net deferred tax asset was reserved for during fiscal 2000. No income tax expense was recorded related to income for fiscal year ending January 31, 2002 as these amounts were recognized as a reduction of the deferred income tax benefit valuation allowance.

(6)      Includes amounts associated with our rental video cost amortization.

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

General

Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games, DVDs, used products including CDs, DVDs and video games, video game consoles and DVD players with the rental of videocassettes, video games, DVDs, video game consoles and DVD players in a superstore and Internet Web site format. As of January 31, 2002, we operated 142 superstores averaging approximately 20,000 square feet in small- to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. Each of the superstores is wholly owned by the Company and operates under the name of Hastings.

Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding and remodeling existing superstores, opening new superstores in selected markets, and offering our products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2002 is referred to as fiscal 2001.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant estimates and assumptions are reviewed and any required adjustments are recorded on a monthly basis.

Lower of Cost or Market for Merchandise Inventory. Our merchandise inventories are recorded at the lower of standard cost or market. As with any retailer, economic conditions, cyclical customer demand and changes in purchasing or distribution can affect the carrying value of inventory. As circumstances warrant, we record lower of cost or market ("LCM") inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated fair value of merchandise inventory by product category and record any adjustment if estimated fair value is below cost. Through merchandising and an automated-progressive markdown program, we quickly take the steps necessary to increase the sell-off of slower moving merchandise to eliminate or lessen the effect of any LCM adjustment.

Returns Process. In general, merchandise inventory owned by us is returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or change in product offerings. At the end of any reporting period, there is inventory that has been returned to vendors or in the process of being returned to vendors for which accruals are required. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. In order to appropriately match the costs associated with the return of merchandise with the process of returning the product, we utilize an allowance for cost of inventory returns (the "Allowance"). To accrue for such costs and estimate the Allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the Allowance can have a material effect on the financial results of an annual or interim period. In addition, we recognize that some portion of our inventory in superstores will eventually be returned to a vendor based on the factors mentioned above. We accrue return costs for these future returns on the same basis as product being returned or in the process of being returned to a vendor. We continually evaluate the returns process and initiate improvements as needed.

Rental Video Cost Amortization. In late fiscal 1998, we completed a series of direct revenue-sharing agreements with major studios, the majority of which were amended in fiscals 2001 and 2000, under which we acquired approximately 40% of our rental video asset units during fiscal 2001. We anticipate that our involvement in revenue-sharing agreements will be similar to that of fiscal year 2001 in future periods. Revenue sharing allows us to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. We then share with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased access to additional copies of new releases under revenue-sharing agreements will allow customer demand for new releases to be satisfied over a shorter period of time at a time when the new releases are most popular. We expense revenue-sharing payments as revenues are recognized under the terms of the specific contracts with supplying studios. The capitalized cost of all rental video assets acquired for a fixed price is being amortized on an accelerated basis over six months to a salvage value of $4 per unit, except for rental video assets purchased for the initial stock of a new superstore, which are being amortized on a straight line basis over 36 months to a salvage value of $4.

Certain events, including a downturn in the rental video industry, as a whole or the markets within which we operate our superstores, further consolidation of rental video retailers, substantial change in customer demand and change in the mix of rental video revenues, could effect the salvage value we have assigned to our rental video assets. Such effect could result in a material reduction of the carrying value of our rental video assets and have a material impact on the financial results of an annual or interim period. In particular, the growth of the DVD market and the shift of consumer purchases from VHS (videocassettes) to DVD could result in a decrease in the salvage value of rental videos. At some point during the rental cycle, a VHS item, as with DVD and games, is available for purchase by a customer as a previously viewed tape ("PVT"). Our current experience is that the amount received for the PVT is significantly higher than our salvage value of that item in our rental inventory. Based in part on this factor and turns of PVT, we believe our estimate of salvage value is accurate.

Store Closing Reserve. As with any retailer, from time to time, and in the normal course of business, we evaluate our store base to determine if a need to close or relocate a store(s) is present. Management will evaluate, among other factors, current and future profitability, market trends, age of store and lease status. Upon the appropriate executive approval to close a location, we record charges related to the costs of store closings or relocations. The primary expense items associated with these charges relate to the net present value of minimum lease payments (the present value of remaining lease payments under an active lease) and the write-off of leasehold improvements and other assets not remaining in our possession at the time the location is closed or relocated. The amount recorded can fluctuate based on the age of the closing location, term and remaining years of the lease and the number of stores being closed or relocated. These charges can have a material effect on the financial results of an annual or interim period. Although we actively pursue sublease tenants on all closed or relocated locations, we do not record any estimated sublease income as an offset to any of charge until a sublease agreement is executed. We evaluate all of our stores on a quarterly basis to ascertain any need for impairment of assets or to commence closing proceedings.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of period for the three most recent fiscal years.

                                                         Fiscal Year
                                               --------------------------------
                                                2001         2000         1999
                                               ------       ------       ------
Merchandise revenue                              80.4%        80.9%        81.7%
Rental video revenue                             19.6         19.1         18.3
                                               ------       ------       ------
     Total revenues                             100.0        100.0        100.0
Merchandise cost of revenue                      73.8         75.7         74.2
Rental video cost of revenue                     44.9         43.4         39.5
                                               ------       ------       ------
     Total cost of revenues                      68.2         69.5         67.9
     Gross profit                                31.8         30.5         32.1
Selling, general and administrative expenses     30.6         32.5         31.7
Pre-opening expenses                              0.0          0.0          0.4
                                               ------       ------       ------
                                                 30.6         32.5         32.1
                                               ------       ------       ------
Operating income (loss)                           1.2         (2.0)         0.0
Other income (expense):
   Interest expense                              (0.4)        (0.8)        (0.8)
   Other, net                                     0.1          0.0          0.0
                                               ------       ------       ------
                                                 (0.3)        (0.8)        (0.8)
                                               ------       ------       ------
     Income (Loss) before income taxes            0.9         (2.8)        (0.8)
Income tax expense (benefit)                       --          0.4         (0.3)
                                               ------       ------       ------
     Net income (loss)                            0.9%        (3.2)%       (0.5)%
                                               ======       ======       ======


                                             Fiscal Year
                                   ------------------------------
                                    2001        2000        1999
                                   ------      ------      ------
Hastings Superstores:
Beginning number of stores            142         147         129
Openings                                5           1          20
Closings*                              (5)         (6)         (2)
                                   ------      ------      ------
Ending number of stores               142         142         147
                                   ======      ======      ======

* Excludes one additional superstore closed in February 2002.

Fiscal 2001 Compared to Fiscal 2000

Revenues. Total revenues for the fiscal year ending January 31, 2002 were $471.8 million, up $13.6 million, or 3.0%, from $458.2 million for the fiscal year ending January 31, 2001 primarily due to an increase in total comparable-store revenue ("Comps") of 4.7% for the year. Elements of total Comps are as follows:

                      Merchandise Comps     4.3%
                      Rental video Comps    6.4%
                      Total Comps           4.7%

The Comp increases in merchandise and rental were partially offset by the operation of three fewer superstores throughout fiscal 2001 compared to fiscal 2000. Total merchandise revenues increased $8.8 million, or 2.4% for fiscal 2001 to $379.3 million from $370.5 million for fiscal 2000. The increase in merchandise Comps was driven primarily by year-over-year increases of 73% and 114% in total sales of DVDs and video games, respectively. Comp increases were partially offset by a decline in music Comps of (3.5%) due primarily to the current malaise of the music industry, which overall experienced a decline of (4.1%) in total music shipments for 2001. Book Comps for the year increased slightly at 0.3%. Total rental video revenues for fiscal 2001 increased $4.8 million, or 5.4% to $92.5 million compared to $87.7 million for the prior year primarily due to an increase in rentals of DVD titles of 140% year over year.

Gross Profit. For fiscal 2001, total gross profit increased 7.5% to $150.2 million, or 31.8% of total revenues, from $139.7, or 30.5% of total revenues for fiscal 2000.

Merchandise gross profit for fiscal 2001, as a percent of merchandise revenue, increased to 26.2% compared to 24.3% for fiscal 2000 due primarily to:

(i) a reduction in the costs associated with the return of product of approximately $5.9 million for fiscal 2001 which is attributable to improvements made in the product return process during fiscal 2001 that lowered the cost per dollar of return; and

(ii) lower product costs of approximately $1.5 million as a result of a movement in our inventory selection toward higher margin products particularly related to books.

Partially offsetting these increases in merchandise gross profit was an increase of approximately $1.6 million in the costs of operating our distribution center. During fiscal 2001, we implemented a strategy to increase the flow of certain higher turning inventory items through our distribution center. This program enables us to have a better in-stock position for our customers. For the year, the volume of shipments from our distribution center to our superstores increased approximately 42% when compared to fiscal 2000, which resulted in significantly higher operating costs.

Rental video gross profit for fiscal 2001, as a percent of rental video revenue, decreased to 55.1% compared to 56.6% for fiscal 2000 due primarily to:

(i) an increase of approximately $1.6 million in depreciation expenses as we procured a higher level of video games and DVD to meet increasing demand. A large portion of these purchases were for catalog rental product which exhibit slower turns than a new release title; and

(ii) an increase of approximately $0.8 million in costs associated with the distribution of rental videos primarily due to increased overhead costs as we processed a greater number of rental assets through our distribution center.

Partially offsetting these decreases in rental video gross profit was an increase in margin of approximately $0.7 million on the rental of revenue sharing titles due to improved terms on agreements with studios. Additionally, a higher percentage of non-revenue sharing titles, which generally reflect higher margins, helped to offset the decreases listed above.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), including store and corporate labor and other overhead costs, for fiscal 2001 decreased 3.1% to $144.2 million, or 30.6% of total revenues, from $149.0 million, or 32.5% of total revenues last year. This substantial decrease was primarily the result of a higher level of expenses recorded during the prior year including:

(i) $2.7 million in accounting and legal fees associated with the restatement of the first three quarters of fiscal 1999 and the prior four fiscal years. These fees did not recur during fiscal 2001;

(ii) asset impairment charges of $1.4 million comprised of $1.0 million in writedowns of leasehold improvements included in three underperforming superstores and $.4 million in writedowns of certain assets of the Company's Internet segment were recorded during fiscal 2000. This compares to a $0.7 million writedown of leasehold improvements for two underperforming superstores in fiscal 2001. Although these superstores continued to operate, such charges were recorded as projected cash flows from these operations were not sufficient to realize the book value of the specific assets; and

(iii) we recorded net expenses of $6.5 million in fiscal 2000 associated with the closure of two superstores during the fourth quarter of fiscal 2000 and an additional four superstores approved for closure prior to year end of fiscal 2000. This compared to net expenses of $1.5 million related to two underperforming superstores which were approved for closure during fiscal 2001, one of which was closed during the fourth quarter of fiscal 2001 and the other closed in February 2002. Such expenses are comprised of accruals for the net present value of future minimum lease payments, the write-off of leasehold improvements, and other related costs.

Partially offsetting the decreases in SG&A expense listed above was an increase in net advertising costs of approximately $1.8 million year-over-year. The higher expense was the result of a planned increase in targeted advertising expenditures during fiscal 2001 to increase customer traffic.

Pre-opening Expenses. Pre-opening expenses were $0.2 million for fiscal 2001, as we opened five superstores during the year. For fiscal 2000, pre-opening expenses totaled $33,000 with the opening of one new superstore. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

Interest Expense. For the year, interest expense decreased 40.0% to $2.1 million, or 0.4% of total revenues, from $3.5 million, or 0.8% of total revenues for last year. This reduction was primarily due to lower interest rates as well as a lower average outstanding borrowing during the current year compared to last year.

Income Taxes. Income tax expense for the fiscal years 2001 and 2000 was zero and $2.0 million, respectively. No income tax expense was recorded related to income for fiscal 2001 due to the reversal of a portion of the valuation allowance related to the net deferred tax asset established in the fourth quarter of fiscal 2000.

Net Income (Loss). We recorded net income of $4.0 million, or $0.34 per diluted share for fiscal year 2001 compared to a net loss of ($14.6) million or ($1.25) per share reported for fiscal year 2000.

Fiscal 2000 Compared to Fiscal 1999

Revenues. Total revenues for fiscal year 2000 increased 2.9% to $458.2 million from $445.4 million for fiscal year 1999. The revenue growth consisted of a 1.8% increase in merchandise revenues and a 7.7% increase in rental video revenue and was primarily due to the number of new superstores opened in fiscal 1999 that were open for a full year during fiscal 2000. Comps for fiscal 2000 were 0.1% and are detailed as follows:

                  Merchandise Comps        (0.4)%
                  Rental Video Comps        2.1%
                  Total Comps               0.1%

Sale video, driven by sales of DVDs, previously viewed videocassettes, and video games exhibited the largest percentage growth year-over-year with declines in music revenues, as a result of general weakness in the industry, and book revenues, as a result of inventory management issues.

Gross Profit. Total gross profit, as a percent of total revenue, declined from 32.1% in fiscal 1999 to 30.5% in fiscal 2000 as a result of a series of factors as follows:

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

Selling, General and Administrative Expenses. SG&A expenses increased to $149.0 million or 32.5% of total revenues in fiscal 2000 from $141.5 million or 31.7% in fiscal 1999. The increase was primarily the result of (1) $2.7 million in accounting and legal fees associated with the restatement of the first three quarters of fiscal 1999 and the prior four fiscal years and (2) collective asset impairment charges of $1.4 million comprised of $1.0 million in writedowns of leasehold improvements included in three underperforming superstores and $.4 million in writedowns of certain assets of the Company's Internet segment. Such charges were recorded as projected cash flows from these operations were not sufficient to realize the book value of the specific assets.

Additionally, during fiscal 2000, we recorded net expenses of $6.5 million associated with the closure of two superstores during the fourth quarter and an additional four superstores approved for closure prior to year end. Such expenses are comprised of accruals for the net present value of future minimum lease payments, the write-off of leasehold improvements, and other related costs. During fiscal 1999, we recorded expenses of $5.1 million related to the closure of six superstores and one college bookstore.

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

Income Taxes. Due to cumulative losses incurred in recent years, the current balance of the net deferred tax asset does not meet the criteria for recognition under SFAS 109. As a result, we fully reserved the balance of the net deferred tax asset of $7.3 million. We recorded income tax expense of $2.0 million primarily as the result of the provision for the valuation allowance partially offset by the tax benefit derived from the loss generated in fiscal 2000.

Net Loss. For fiscal year 2000, we incurred a net loss of $14.6 million, or $1.25 per share, compared to a net loss of $2.2 million, or $0.19 per share for fiscal 1999.

Liquidity and Capital Resources

We generate cash from operations exclusively from the sale of merchandise and the rental of video products and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our revolving credit facility (the "Facility"). We believe our cash flow from operations and borrowings under the Facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2002.

Consolidated Cash Flows

     Operating Activities. Net cash flows from operating activities decreased $7.0 million, or 13.3% to $45.3 million in fiscal 2001 from $52.3 million in fiscal 2000. The most significant reason for the decrease was the difference in the change of inventory assets between the two fiscal years. In fiscal 2000, as part of our strategic plan, we decreased our merchandise inventory by approximately $21.4 million. Approximately $15 million of this decline was the result of our initiative to increase cash flow and inventory turns by reducing our inventory. The remaining decrease in inventory was due to added controls on purchasing, markdown management and improved sell-through. During fiscal 2001, we experienced an increase in inventory assets of approximately $17.6 million, of which approximately $14.3 million resulted from cash transactions. The remainder was company owned rental inventory transferred to merchandise for sale as previously viewed product. The increase in inventory was due primarily to the opening of five new superstores and the expansion of seven superstores. Additionally, we purchased and sold a higher level of DVD and video game product during fiscal 2001 contributing to the increase in inventory. Partially offsetting the change in inventory was an increase of $18.6 million in net income (loss) as we recorded net income of $4.0 million in fiscal 2001 compared to a net loss of ($14.6) million in fiscal 2000 and a positive difference in the change of trade accounts payable and other accrued expenses of $11.8 million resulting primarily from increased purchases of inventory coupled with an increase in accounts payable days in fiscal 2001 compared to fiscal 2000.

     Investing Activities. Net cash used in investing activities increased $16.0 million, or 52.5%, from $30.5 million in fiscal 2000 to $46.5 million in fiscal 2001. This increase was due primarily to the opening of five new superstores and the expansion of seven superstores during fiscal 2001 compared to the opening of one new superstore and the expansion of five superstores during fiscal 2000. Additionally, purchases of rental video assets increased during fiscal 2001 due to new and expanded superstore activity and increased purchases of DVD and video games to meet customer demand. Our capital expenditures include store equipment and fixtures, expanding and remodeling existing superstores, upgrading and implementation of information systems technology and the purchase of rental video assets.

     Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under the Facility. Cash provided by financing activities increased $25.8 million to $1.2 million in fiscal 2001 compared to cash used in financing activities of $24.6 million in fiscal 2000. The primary reason for this increase was due to fiscal 2000 activity. During fiscal 2000, with an increase in cash flow from operations and decrease in capital expenditures, we decreased our overall debt balances by approximately $24.7 million to $29.6 million as of January 31, 2001 from $54.3 million as of January 31, 2000, eliminating our term debt by paying off our Senior Notes and reducing the level of our revolving credit borrowings.

     On September 18, 2001 we announced a stock repurchase program of up to $5.0 million of our common stock. As of January 31, 2002, a total of 618,500 shares had been purchased at a cost of approximately $3.0 million, for an average cost of $4.88 per share.

Capital Structure. On August 29, 2000, we entered into a three-year syndicated, secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. The initial proceeds from the Facility were used to terminate and prepay fully the total amounts outstanding under our prior revolving credit facility with Bank of America and a consortium of banks and our Series A Senior Notes (the "Senior Notes") with a financial institution. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the Facility, less a $10 million availability reserve. The Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at our option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves which could be adjusted to reduce availability under the Facility. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility expires on August 29, 2003. At January 31, 2002, we had $20.7 million in excess availability, after the $10 million availability reserve, under the Facility.

At January 31, 2002 and 2001, we had borrowings outstanding of $32.2 million and $28.3 million under the Facility, respectively. The average rate of interest being charged under the Facility was 6.1% and 8.4% at January 31, 2002 and 2001, respectively.

We entered into two interest rate swaps, one in November and one in December 2001, with a financial institution in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt thereby reducing our exposure to interest rate volatility. The notional value of each swap is $10 million of our revolving credit facility at fixed interest rates of 2.65% and 2.47%, respectively, for one year. We have designated the interest rate swaps as hedging instruments. At January 31, 2002, the fair value of the interest rate swaps was not significant.

Seasonality and Inflation

As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of this quarter. We experience reduced rentals of video activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of superstore openings, the number and popularity of new book, music and videocassette titles, the cost of the new release or "best renter" titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect our operations.

We do not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements

In the first quarter of fiscal 2002, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting guidelines for derivatives and requires us to record all derivatives as assets or liabilities on the balance sheet at fair value. Our use of derivatives is limited to interest rate swaps which we have designated as hedging instruments. At January 31, 2002, the fair value of the interest rate swaps was not significant, and therefore, the adoption of SFAS No. 133 has not had a material impact on our consolidated balance sheets or our statements of operations, shareholders' equity and cash flows.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. We will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Prior to July 31, 2002, we expect to perform the first of the required impairment tests of goodwill based on its carrying value at January 31, 2002. Any impairment charge resulting from these transitional tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. We have not yet determined what the effect of these tests will be; however, application of the Statements is not expected to have a material impact on our consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. We adopted SFAS 144 as of February 1, 2002 and such adoption did not have a significant impact on our financial position and results of operations.


       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2002 outstanding balance of the variable rate debt would be approximately $0.3 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. In addition, we do not believe changes in the fair value of the interest rate swaps entered into in November 2001 and December 2001 with notional amounts of $10 million each will be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          HASTINGS ENTERTAINMENT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                       PAGE
                                                                       ----
Independent Auditors' Reports                                           27

Consolidated Balance Sheets as of January 31, 2002 and 2001             29

Consolidated Statements of Operations
      for the years ended January 31, 2002, 2001 and 2000               30

Consolidated Statements of Shareholders' Equity
      for the years ended January 31, 2002, 2001 and 2000               31

Consolidated Statements of Cash Flows
      for years ended January 31, 2002, 2001 and 2000                   32

Notes to Consolidated Financial Statements                              33


SCHEDULE

Financial Statement Schedule - The Financial Statement Schedule
filed as part of this report is listed under Part IV, Item 14.
Exhibits, Financial Statement Schedules and Reports on Form 8-K.        53

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Hastings Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. and subsidiaries as of January 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years then ended. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. and subsidiaries at January 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                   /s/ Ernst & Young LLP

Fort Worth, Texas
March 22, 2002

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
Hastings Entertainment, Inc.:

We have audited the consolidated statements of operations, shareholders' equity, and cash flows for the year ended January 31, 2000 of Hastings Entertainment, Inc. and subsidiaries. We also have audited the related financial statement schedule for the year ended January 31, 2000. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations of Hastings Entertainment, Inc. and subsidiaries and their cash flows for the year ended January 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended January 31, 2000.



                                                 /S/ KPMG LLP

Dallas, Texas
June 13, 2000

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            January 31, 2002 and 2001
                        (In thousands, except share data)

                                                                                         JANUARY 31,
                                                                                 --------------------------
                                                                                    2001            2000
                                                                                 ----------      ----------
                                     ASSETS
Current assets
  Cash                                                                           $    4,319      $    4,257
  Merchandise inventories, net                                                      148,265         130,676
  Income taxes receivable                                                             5,377           7,759
  Other current assets                                                                5,331           5,461
                                                                                 ----------      ----------
      Total current assets                                                          163,292         148,153
Property and equipment, net                                                          64,811          65,319
Deferred income taxes, net of valuation allowance (note 8)                            1,091              --
Intangible assets, net                                                                  646              --
Other assets                                                                             11              12
                                                                                 ----------      ----------
                                                                                 $  229,851      $  213,484
                                                                                 ==========      ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Current maturities on capital lease obligations                                $      169      $      154
  Trade accounts payable                                                             86,722          70,534
  Accrued expenses & other current liabilities                                       26,489          30,898
                                                                                 ----------      ----------
      Total current liabilities                                                     113,380         101,586
Long-term debt, excluding current maturities on capital lease obligations            33,263          29,456
Other liabilities                                                                     5,864           6,651

Commitments and contingencies                                                            --              --

Shareholders' equity:
  Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued              --              --
  Common stock, $.01 par value; 75,000,000 shares authorized;
    11,918,035 shares in 2001 and 11,751,850 shares in 2000 issued;
    11,304,022 shares in 2001 and 11,751,850 shares in 2000 outstanding                 119             117
Additional paid-in capital                                                           36,850          36,323
Retained earnings                                                                    43,368          39,351
Treasury stock, at cost                                                              (2,993)             --
                                                                                 ----------      ----------
                                                                                     77,344          75,791
                                                                                 ----------      ----------
                                                                                 $  229,851      $  213,484
                                                                                 ==========      ==========


          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Years Ended January 31, 2002, 2001 and 2000
                      (In thousands, except per share data)

                                                                       Fiscal Year
                                                       ------------------------------------------
                                                          2001            2000            1999
                                                       ----------      ----------      ----------
Merchandise revenue                                    $  379,322      $  370,512      $  364,041
Rental video revenue                                       92,462          87,691          81,384
                                                       ----------      ----------      ----------
      Total revenues                                      471,784         458,203         445,425

Merchandise cost of revenue                               280,060         280,459         270,113
Rental video cost of revenue                               41,498          38,022          32,139
                                                       ----------      ----------      ----------
      Total cost of revenues                              321,558         318,481         302,252
                                                       ----------      ----------      ----------

      Gross profit                                        150,226         139,722         143,173

Selling, general and administrative expenses              144,189         148,967         141,513
Pre-opening expenses                                          182              33           1,681
                                                       ----------      ----------      ----------

      Operating income (loss)                               5,855          (9,278)            (21)

Other income (expense):
  Interest expense                                         (2,090)         (3,485)         (3,708)
  Other, net                                                  252             197             205
                                                       ----------      ----------      ----------

      Income (Loss) before income taxes                     4,017         (12,566)         (3,524)

Income tax expense (benefit)                                   --           2,034          (1,359)
                                                       ----------      ----------      ----------
      Net income (loss)                                $    4,017      $  (14,600)     $   (2,165)
                                                       ==========      ==========      ==========
Basic income (loss) per share                          $     0.34      $    (1.25)     $    (0.19)
                                                       ==========      ==========      ==========
Diluted income (loss) per share                        $     0.34      $    (1.25)     $    (0.19)
                                                       ==========      ==========      ==========
Weighted-average common shares outstanding:
Basic                                                      11,742          11,645          11,621
Dilutive effect of stock options                              156              --              --
                                                       ----------      ----------      ----------
Diluted                                                    11,898          11,645          11,621
                                                       ==========      ==========      ==========


          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                   Years ended January 31, 2002, 2001 and 2000
                        (In thousands, except share data)

                                        COMMON STOCK      ADDITIONAL                   TREASURY STOCK          TOTAL
                                    -------------------    PAID-IN      RETAINED     ------------------    SHAREHOLDERS'
                                      SHARES     AMOUNT    CAPITAL      EARNINGS     SHARES     AMOUNT         EQUITY
                                    ----------   ------   ----------    --------     -------    -------    -------------
Balances at January 31, 1999        11,736,923   $  117   $   37,783    $ 56,116     183,755    $(2,147)   $      91,869
Issuance of treasury stock to
  directors                                 --       --          (39)         --      (3,893)       163              124
Receipt of treasury shares upon
  exercise of stock options                 --       --           --          --      65,454       (996)            (996)
Exercise of stock options,
  including tax benefits of
  $0.3 million                              --       --         (342)         --    (137,366)     1,601            1,259
Net loss                                    --       --           --      (2,165)         --         --           (2,165)
                                    ----------   ------   ----------    --------     -------    -------    -------------

Balances at January 31, 2000        11,736,923   $  117   $   37,402    $ 53,951     107,950    $(1,379)          90,091
Issuance of treasury stock to
  directors                                 --       --         (152)         --     (13,672)       186               34
Issuance of stock to employees          14,927       --         (310)         --     (44,278)       513              203
Exercise of stock options                   --       --         (617)         --     (50,000)       680               63
Net loss                                    --       --           --     (14,600)         --         --          (14,600)
                                    ----------   ------   ----------    --------     -------    -------    -------------

Balances at January 31, 2001        11,751,850   $  117   $   36,323    $ 39,351          --        $--           75,791
Issuance of stock to employees          63,655        1          166          --          --         --              167
Purchase of treasury stock                  --       --           --          --         619     (3,017)          (3,017)
Exercise of stock options              102,530        1          361          --          (5)        24              386
Net income                                  --       --           --       4,017          --         --            4,017
                                    ----------   ------   ----------    --------     -------    -------    -------------
Balances at January 31, 2002        11,918,035   $  119   $   36,850    $ 43,368         614    $(2,993)   $      77,344
                                    ==========   ======   ==========    ========     =======    =======    =============


          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years ended January 31, 2002, 2001 and 2000
                             (Dollars in thousands)

                                                                                        FISCAL YEAR
                                                                         ------------------------------------------
                                                                            2001            2000            1999
                                                                         ----------      ----------      ----------
Cash flows from operating activities:
     Net income (loss)                                                   $    4,017      $  (14,600)     $   (2,165)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation and amortization expense                             35,466          33,155          31,626
           Loss on rental videos lost, stolen and defective                   5,179           1,877           4,068
           Loss on disposal of non-rental video assets                        1,615           3,375           3,272
           Deferred income tax                                                   --           3,681          (2,541)
           Non-cash compensation                                                115             235             124
           Changes in operating assets and liabilities:
              Merchandise inventories                                       (14,291)         21,389          (2,464)
              Other current assets                                              129            (492)           (462)
              Trade accounts payable and accrued expenses                    11,776           3,112           3,897
              Income taxes receivable                                         1,828          (1,487)            243
              Other assets and liabilities, net                                (520)          2,055           3,917
                                                                         ----------      ----------      ----------
                 Net cash provided by operating activities                   45,314          52,300          39,515
                                                                         ----------      ----------      ----------
Cash flows from investing activities:
     Purchases of property and equipment                                    (45,328)        (30,482)        (47,427)
     Purchases of retail locations                                           (1,167)             --              --
                                                                         ----------      ----------      ----------
                 Net cash used in investing activities                      (46,495)        (30,482)        (47,427)
                                                                         ----------      ----------      ----------
Cash flows from financing activities:
     Borrowings under revolving credit facility                             505,135         296,867         267,950
     Repayments under revolving credit facility                            (501,159)       (311,041)       (253,350)
     Payments under long-term debt and capital lease obligations               (154)        (10,476)         (5,319)
     Purchase of treasury stock                                              (3,019)             --              --
     Proceeds from exercise of stock options                                    440              63             263
                                                                         ----------      ----------      ----------
                 Net cash provided by (used in) financing activities          1,243         (24,587)          9,544
                                                                         ----------      ----------      ----------

Net increase (decrease) in cash                                                  62          (2,769)          1,632
Cash at beginning of year                                                     4,257           7,026           5,394
                                                                         ----------      ----------      ----------
Cash at end of year                                                      $    4,319      $    4,257      $    7,026
                                                                         ==========      ==========      ==========


          See accompanying notes to consolidated financial statements.

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


(1)    OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)    GENERAL

              Hastings Entertainment, Inc. and subsidiaries (the "Company") operates a chain of retail superstores in 21 states, primarily in the Western and Midwestern United States, with revenues originating from the sale of music, books, software, periodicals, videocassette, video game and DVD products and the rental of videocassettes, video games and DVDs.

       (b)    BASIS OF CONSOLIDATION

              The consolidated financial statements present the results of Hastings Entertainment, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

              The Company's fiscal years ended January 31, 2002, 2001 and 2000 are referred to as fiscal 2001, 2000 and 1999, respectively.

       (c)    REVENUE RECOGNITION

              Merchandise and rental video revenue are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Additionally, revenues are presented net of returns and exclude all taxes. An allowance has been established to provide for projected merchandise returns.

              Gift card liabilities are recorded at the time of sale with the costs of designing, printing and distributing the cards recorded as expense as incurred. The liability is relieved and revenue is recognized upon redemption of the gift cards.

       (d)    CASH AND CASH EQUIVALENTS

              The Company considers all short-term investments with original maturities of three months or less (primarily money market mutual funds) to be cash equivalents.

       (e)    MERCHANDISE INVENTORIES

              Merchandise inventories are recorded at the lower of standard cost (which approximates the first-in, first-out (FIFO method)) or market.

       (f)    PROPERTY AND EQUIPMENT

              Property and equipment, excluding rental video assets (see note
              3), are recorded at cost and depreciated using the straight-line method. Furniture, fixtures, equipment and software are depreciated over their estimated useful lives of 3 to 5 years. Leasehold improvements are amortized over the shorter of the related lease term or their estimated useful lives.

              Property recorded pursuant to capital lease obligations is stated at the present value of the minimum lease payments at the inception of each lease, not in excess of fair value, and amortized on a straight-line basis over the related lease term.

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

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


       (g)    INCOME TAXES

              Income taxes are accounted for under the asset and liability method.

       (h)    FINANCIAL INSTRUMENTS

              The carrying amount of long-term debt approximates fair value as of January 31, 2002 and 2001 due to the instruments bearing interest at market rates. The carrying amount of accounts payable approximates fair value because of its short maturity period.

              The Company entered into two interest rate swaps, one in November and one in December 2001, with a financial institution in order to obtain a fixed interest rate on a portion of the Company's outstanding floating rate debt thereby reducing its exposure to interest rate volatility. The notional value of each swap is $10 million of the Company's revolving credit facility at fixed interest rates of 2.65% and 2.47%, respectively, for one year. The Company has designated the interest rate swaps as hedging instruments. At January 31, 2002, the fair value of the interest rate swaps was not significant.

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

       (j)    ADVERTISING COSTS

              Advertising costs for newspaper, television and other media are expensed as incurred. Gross advertising expenses for the fiscal years 2001, 2000, and 1999 were $9.2 million, $5.9 million and $4.4 million, respectively.

       (k)    PRE-OPENING COSTS

              Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening and are expensed as incurred.

       (l)    INCOME (LOSS) PER SHARE

              Basic income (loss) per share is computed by dividing net loss by the weighted-average number of common shares outstanding during the period. Diluted income (loss) per share is similarly computed, but includes the effect, when dilutive, of the Company's weighted average number of stock options outstanding.

       (m)    USE OF MANAGEMENT ESTIMATES

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

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


       (n)    IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

              In the first quarter of fiscal 2002, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which was amended by SFAS No. 137 and SFAS No. 138. This statement establishes accounting and reporting guidelines for derivatives and requires the Company to record all derivatives as assets or liabilities on the balance sheet at fair value. The Company's use of derivatives is limited to interest rate swaps which the Company has designated as hedging instruments. At January 31, 2002, the fair value of the interest rate swaps was not significant, and therefore, the adoption of SFAS No. 133 has not had a material impact on the Company's consolidated balance sheets or its statements of operations, shareholders' equity and cash flows.

              In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. The Company will test goodwill for impairment using the two-step process prescribed in Statement
              142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. Prior to July 31, 2002, the Company expects to perform the first of the required impairment tests of goodwill based on its carrying value at January 31, 2002. Any impairment charge resulting from these transitional tests will be reflected as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. The Company has not yet determined what the effect of these tests will be, however, application of the Statements is not expected to have a material impact on its consolidated financial position or results of operations.

              In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of February 1, 2002 and such adoption did not have a significant impact on the Company's financial position and results of operations.

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


(2)    MERCHANDISE INVENTORIES

       Merchandise inventories consisted of the following:

                                                          2001         2000
                                                        --------     --------
             Books                                      $ 52,870     $ 53,757
             Music                                        50,523       45,231
             Videos                                       26,714       20,919
             Other                                        22,558       14,219
                                                        --------     --------
                                                         152,665      134,126
               Less allowance for inventory shrinkage
                 and obsolescence                          4,400        3,450
                                                        --------     --------
                                                        $148,265     $130,676
                                                        ========     ========

       During fiscal 2001 and 2000, the Company purchased approximately 22% and 25%, respectively, of all products (defined herein as merchandise inventories and rental videos) from three suppliers.

(3)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following :

                                                           2001         2000
                                                        ---------    ---------
             Rental videos                              $ 52,917     $  53,670
             Furniture, equipment and software            84,609        75,066
             Leasehold improvements                       49,803        47,464
             Property under capital leases                 2,126         2,126
                                                        --------     ---------
                                                         189,455       178,326
               Less accumulated depreciation and
                 amortization                            124,644       113,007
                                                        --------     ---------
                                                        $ 64,811     $  65,319
                                                        ========     =========

       Accumulated depreciation and amortization of property and equipment includes $1.4 million and $1.2 million of accumulated amortization of equipment under capital leases at January 31, 2002 and 2001, respectively.

       During the fourth quarter of fiscal 2001 and 2000, the Company's retail store segment recorded pre-tax charges of $0.7 million and $1.0 million, respectively. These charges are included in selling, general and administrative expenses and are related to the impairment of leasehold improvements for two superstores in fiscal 2001 and three superstores in fiscal 2000. Such charges were recorded in accordance with SFAS 121, "Impairment of Long Lived Assets." These superstores continue to operate but did not project cash flow amounts sufficient to recover the book value of the specific assets. Other amounts for impaired assets were recognized in connection with the closing of superstores. Please refer to
       Note 5 for a description of these amounts.

       Also during fiscal 2001, the Company's Internet segment recorded a $0.4 million pre-tax charge included in selling, general and administrative expenses related to the impairment of information systems equipment and development costs in accordance with SFAS 121, "Impairment of Long Lived Assets." The Internet segment will continue to operate but did not project cash flow amounts sufficient to recover the book value of the specific assets.

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


(4)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities consisted of the following:

                                                            2001         2000
                                                          --------     --------
       Allowance for cost of inventory returns            $  5,128     $  7,543
       Deferred gift card revenue                            9,012        7,659
       Store closing reserve                                 5,932        6,605
       Salaries, vacation and bonus                          4,283        4,388
       Other                                                 2,134        4,703
                                                          --------     --------
          Total                                           $ 26,489     $ 30,898
                                                          ========     ========

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

(5)    STORE CLOSING RESERVE

       From time to time and in the normal course of business, the Company evaluates its superstore base to determine if a need to close a superstore(s) is present. Management will evaluate, among other factors, current and future profitability, market trends, age of store and lease status.

       Included in accrued expenses and other liabilities at January 31, 2002 and 2001 are accruals of $5.9 million and $6.6 million, respectively, for the net present value of future minimum lease payments and other costs attributable to closed or relocated superstores, net of estimated sublease income. Charges related to superstore closings in fiscal 2001 amounted to approximately $1.5 million, of which $1.0 million was recorded in the fourth quarter. Contained in the $1.5 million were $0.6 million in accruals for the net present value of minimum lease payments related to two underperforming superstores which were approved for closure during fiscal 2001, one of which was closed during the fourth quarter of fiscal 2001 and the other closed in February 2002, and seven superstores that were relocated during the year. Additionally, fiscal 2001 charges included $0.9 million for the write-off of leasehold improvements and other assets related to these closings and relocations. The fourth quarter charge of $1.0 million included $0.3 million in accruals for the net present value of future minimum lease payments for two relocated superstores and $0.7 million for the write-off of leasehold improvements and other assets for superstores closed or relocated during the fourth quarter.

       Charges related to superstore closings in fiscal 2000 amounted to $6.5 million, of which $3.4 million was recorded in the fourth quarter. Contained in the $6.5 million were $4.6 million in accruals for the net present value of minimum lease payments related to the closing of two underperforming superstores closed in the fourth quarter and four underperforming superstores that management had approved for closure in the fourth quarter that was closed by the end of the second quarter of fiscal 2001. Additionally, fiscal 2000 charges included $1.6 million for the write-off of leasehold improvements and $0.3 million of other related costs. The fourth quarter charge of $3.4 million included $1.9 million in accruals for the net present value of future minimum lease payments, $1.3 million in write-offs of leasehold improvements and $0.2 million of other related costs.

       Offsetting these fiscal 2000 charges were changes in estimates in the store closing reserve of $1.6 million, of which $0.8 million was recorded in the fourth quarter of fiscal 2000, as a result of negotiating early buy-outs of certain lease liabilities and sublease activities for certain closed superstores.

       In fiscal 1999, charges related to superstore closings were $5.1 million, which was all recorded during the fourth quarter. Contained in the $5.1 million was $2.5 million in accruals for the net present value of minimum lease payments related to the closing of two underperforming superstores closed at January 31, 2000 and four underperforming superstores that management had approved for closure in the fourth quarter that

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


       were closed by the end of the first quarter of fiscal 2000. Additionally, charges included $2.3 million for the write-off of leasehold improvements and $0.3 million of other related costs.

       The following table provides a rollforward of reserves that were established for these charges for fiscal 2001, 2000 and 1999:

                                   FUTURE LEASE
                                     PAYMENTS       OTHER COSTS       TOTAL
                                   ------------     -----------     ----------
Balance at January 31, 1999        $    1,581      $       --      $    1,581
  Additions to provision                2,500             300           2,800
  Cash outlay                            (409)             --            (409)
                                   ----------      ----------      ----------
Balance at January 31, 2000        $    3,672      $      300      $    3,972

Additions to provision                  4,617             272           4,889
  Changes in estimates                 (1,571)             --          (1,571)
  Cash outlay                            (368)           (317)           (685)
                                   ----------      ----------      ----------
Balance at January 31, 2001        $    6,350      $      255      $    6,605

  Additions to provision                  662              --             662
  Changes in estimates                    108              --             108
  Cash outlay                          (1,201)           (242)         (1,443)
                                   ----------      ----------      ----------
Balance at January 31, 2002        $    5,919      $       13      $    5,932
                                   ==========      ==========      ==========

       Payments during the next five years that are to be charged against the reserve are expected to be approximately $1.2 million per year. Other costs were charged against the reserve in fiscal 2001 as incurred.

(6)    LONG-TERM DEBT

       Long-term debt and capitalized lease obligations consisted of the following:

                                                           2001         2000
                                                         --------     --------
       Revolving credit facility                         $ 32,234     $ 28,258
       Capitalized lease obligations                        1,198        1,352
                                                         --------     --------
                                                           33,432       29,610
               Less current maturities                        169          154
                                                         --------     --------
                                                         $ 33,263     $ 29,456
                                                         ========     ========

       On August 29, 2000, the Company entered into a three-year syndicated, secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc (the "Facility"). The initial proceeds from the Facility were used by the Company to terminate and prepay fully the total amounts outstanding under a prior revolving credit facility with Bank of America and a consortium of banks and its Series A Senior Notes (the "Senior Notes") with a financial institution. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the Facility, less a $10 million availability reserve. The Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at the Company's option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves which could be adjusted to reduce availability under the Facility. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of the Company's common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


       of the assets of the Company and its subsidiaries and is guaranteed by each of the Company's three consolidated subsidiaries. The Facility expires on August 29, 2003. At January 31, 2002, the Company had $20.7 million in excess availability after the $10 million availability reserve, under the Facility.

       At January 31, 2002 and 2001, the Company had borrowings outstanding of $32.2 million and $28.3 million under the Facility, respectively. The average rate of interest being charged under the Facility was 6.1% and 8.4% at January 31, 2002 and 2001, respectively.

       The Company entered into two interest rate swaps, one in November and one in December 2001, with a financial institution in order to obtain a fixed interest rate on a portion of the Company's outstanding floating rate debt thereby reducing its exposure to interest rate volatility. The notional value of each swap is $10 million of the Company's revolving credit facility at fixed interest rates of 2.65% and 2.47%, respectively, for one year. The Company has designated the interest rate swaps as hedging instruments. At January 31, 2002, the fair value of the interest rate swaps was not significant.

       The capitalized lease obligations represent two leases on certain retail space with initial terms of 15 years.

       The aggregate maturities of long-term debt and capitalized lease obligations for years subsequent to fiscal 2001 are as follows:

            2002                                  $     169
            2003                                     32,427
            2004                                        221
            2005                                        243
            2006                                        195
         Thereafter                                     177
                                                   --------
                                                   $ 33,432
                                                   ========

(7)    LEASES

       The Company leases retail space under operating leases with terms ranging from three to fifteen years, with certain leases containing renewal options. Lease agreements generally provide for minimum rentals. Some leases also include additional contingent rental amounts based upon specified percentages of sales above predetermined levels. Rental expense for operating leases consists of the following:

                                       2001            2000             1999
                                    ----------      ----------      ----------
       Minimum rentals              $   16,619      $   16,783      $   15,444
       Contingent rentals                1,519           1,595           1,728
       Less sublease income               (381)           (324)           (279)
                                    ----------      ----------      ----------
               Rental expense       $   17,757      $   18,054      $   16,893
                                    ==========      ==========      ==========

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


       Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of January 31, 2002 are:

                                                        CAPITAL      OPERATING
                                                        LEASES         LEASES
                                                        -------      ---------
       2002                                             $  259       $ 15,597
       2003                                                268         14,174
       2004                                                280         12,117
       2005                                                283         10,433
       2006                                                216          9,168
       Thereafter                                          190         19,363
                                                        ------       --------
             Total minimum lease payments                1,496         80,852
       Less net present value of sublease income                          630
                                                                     --------
             Net minimum lease payments under
               operating leases                                      $ 80,222
                                                                     ========
       Less amount representing imputed interest           298
                                                        ------
             Total obligations under capital leases      1,198
         Less current principal maturities of
           capital lease obligations                       169
                                                        ------
             Obligations under capital leases,
               Excluding current maturities             $1,029
                                                        ======

       A director of the Company is a limited partner in various limited partnerships that lease land and improvements to the Company under certain lease agreements. During fiscal 2001, 2000 and 1999, the Company made lease payments of $0.6 million each year to these partnerships.

(8)    INCOME TAXES

       Income tax expense (benefit) consists of the following:

                                            2001          2000          1999
                                          --------      --------      --------
       Current federal                    $    283      $ (1,075)     $  1,214
       Current state and local                   8          (573)          (32)
       Deferred federal                       (264)        3,130        (2,156)
       Deferred state and local                (27)          552          (385)
                                          --------      --------      --------
                                          $     --      $  2,034      $ (1,359)
                                          ========      ========      ========

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


       The difference between expected income tax expense (computed by applying the statutory rate of 38.5% to income before income taxes) and actual income tax expense (benefit) is as follows:

                                                      2001      2000      1999
                                                    -------   -------   -------
       Computed "expected" tax benefit              $ 1,406   $(4,272)  $(1,198)
       State and local income taxes, net of
           federal income tax effect                    141      (566)     (275)
       Permanent differences                            185        --        --
       Changes in valuation allowance and other      (1,732)    6,872       114
                                                    -------   -------   -------
                                                    $    --   $ 2,034   $(1,359)
                                                    =======   =======   =======

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                             2001       2000
                                                           --------   --------
       Deferred tax assets:
         Gift cards                                        $    694   $    590
         Abandoned leases                                     2,279      3,296
         Deferred rent                                          589        573
         Compensated absences                                   405        559
         Deferred compensation                                  400        400
         Deferred lease incentives                              554        566
         Inventories                                             --      1,226
         Property and equipment, principally due to
           different depreciation methods for
           financial reporting and income tax
           purposes                                             942        491
         Other                                                1,227         --
                                                           --------   --------
               Total deferred tax assets                      7,090      7,701
         Valuation allowance of deferred tax assets
                                                              5,591      7,323
                                                           --------   --------
       Deferred tax assets net of valuation allowance
                                                              1,499       (378)
       Deferred tax liabilities:
         Inventories                                            408         --
         Property and equipment                                  --         --
         Other                                                   --       (378)
                                                           --------   --------
               Total deferred tax liabilities                   408       (378)
                                                           --------   --------
               Net deferred tax assets                     $  1,091   $     --
                                                           ========   ========

       During fiscal 2000, the Company reviewed the net deferred tax asset under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). While the Company believes the entire deferred tax asset will be realized by future operating results, due to cumulative losses incurred in recent years, the current balance of the net deferred tax asset did not meet the criteria for recognition under SFAS 109. As a result, no income tax expense was recorded related to income for fiscal year ending January 31, 2002 as these amounts were recognized as a reduction of the deferred income tax asset valuation allowance. At January 31, 2002 and 2001, the balance of the valuation allowance was $5.6 million and $7.3 million, respectively.

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


(9)    INCOME (LOSS) PER SHARE

       The computations for basic and diluted income (loss) per share are as follows:

                                            Fiscal Year Ended January 31,
                                         -----------------------------------
                                           2002         2001          2000
                                         --------     --------      --------
       Net income (loss)                 $  4,017     $(14,600)     $ (2,165)
                                         ========     ========      ========

       Average shares outstanding:
         Basic                             11,742       11,645        11,621
             Effect of stock options          156           --            --
                                         --------     --------      --------
         Diluted                           11,898       11,645        11,621
                                         ========     ========      ========

       Income (Loss) per share:
         Basic                           $   0.34     $  (1.25)     $  (0.19)
                                         ========     ========      ========

         Diluted                         $   0.34     $  (1.25)     $  (0.19)
                                         ========     ========      ========

       Options to purchase 521,974 shares of Common Stock at exercise prices ranging from $4.30 per share to $14.03 per share outstanding at January 31, 2002; 1,087,083 shares of Common Stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding at January 31, 2001; and 1,813,965 shares of Common Stock at exercise prices ranging from $5.25 per share to $15.00 per share outstanding at January 31, 2000, were not included in the computation of diluted income (loss) per share because their inclusion would have been antidilutive.

(10)   401k AND ASOP

       Since February 1, 2001, the Company's 401k plan permits full-time employees who have attained age 21 and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the Company's 401k plan and elect to contribute up to 25 percent of their salary, subject to federal limitations, to the plan. Employer contributions include a quarterly guaranteed match of 25% of employee contributions up to a maximum of 6% deferral of compensation and is allocated solely to those employees who are participating in the plan and are employed on the last day of the plan quarter. Also included is a discretionary match based on specific criteria reviewed every fiscal six-month period by the Company and approved by the Board of Directors. This discretionary match is allocated solely to those employees who are participating in the plan and are employed on the last day of the six-month period. Prior to February 1, 2001, employees who had attained age 21 were eligible to participate in the Company's 401k plan and could elect to contribute up to 15 percent of their salary, subject to federal limitations, to the plan. Employer contributions were a discretionary match determined by the Company and allocated solely to those employees who were participating in the plan, had completed one year of service and were employed on the last day of the plan year. Amounts expensed related to the plan were $0.1 million, $0.4 million and $0.2 million during fiscal 2001, 2000 and 1999, respectively.

       The Company's Associate Stock Ownership Plan (ASOP) permits employees who have attained age 21 and completed one year of service and 1,000 hours in 12 consecutive months for part-time associates, to participate in the ASOP. Employer contributions are determined at the discretion of the Company. The Board of Directors has determined that the level of contributions will be made based on attaining operational profit goals as set by the Board of Directors. The contribution is based on a percentage of participants' eligible compensation. Amounts expensed related to the Plan were $0.2 million, $0.4 million and $0.3 million during fiscal 2001, 2000 and 1999, respectively. Common shares held by the ASOP were 271,368, 199,269 and 124,410 at January 31, 2002, 2001 and 2000, respectively.

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


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

       The Company has a management stock purchase plan that authorizes the issuance of up to 227,655 shares of common stock, pursuant to agreements providing for the purchase of restricted stock units (RSU's). The cost of each RSU is equal to 75% of the fair market value of the common stock of the Company on the date the RSU is awarded. During fiscal years 2001, 2000 and 1999, there were 1,104, 3,881 and 6,830 RSU's awarded under the Plan, respectively. The Company recorded approximately $2,000, $8,800 and $52,000 of compensation expense at the time the RSU's were awarded for fiscal year 2001, 2000 and 1999, respectively. As of January 31, 2002, 2001 and 2000, there were 10,193, 13,576 and 11,654 RSU's outstanding under the plan, respectively.

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

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


       A summary of information with respect to all stock option plans is as follows:

                                                                      WEIGHTED-
                                                                       AVERAGE
                                                                      EXERCISE
                                                                       PRICE
                                                          OPTIONS   (IN DOLLARS)
                                                         ----------   ---------
Outstanding at January 31, 1999                          1,916,684    $   10.80
    Granted                                                372,540         9.52
    Exercised                                             (137,366)        7.61
    Forfeited and expired                                 (337,893)       11.39
                                                        ----------    ---------

Outstanding at January 31, 2000                          1,813,965        10.67
    Granted                                                569,376         3.20
    Exercised                                              (50,000)        1.27
    Forfeited and expired                               (1,246,258)       10.50
                                                        ----------    ---------

Outstanding at January 31, 2001                          1,087,083         7.39
    Granted                                                678,344         2.91
    Exercised                                             (107,017)        4.40
    Forfeited and expired                                  (63,125)        7.66
                                                        ----------    ---------

Outstanding at January 31, 2002                          1,595,285    $    5.68
                                                        ==========    =========

Reserved and available for grant at January 31, 2002       547,384


       At January 31, 2002, the options outstanding and options exercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

                                                                  WEIGHTED-AVERAGE  WEIGHTED-AVERAGE
                                                                   EXERCISE PRICE      REMAINING
                                                     OPTIONS        (IN DOLLARS)    CONTRACTUAL LIFE
                                                    ---------     ----------------  ----------------
       RANGE: $1.27 TO $4.99

       Options outstanding at January 31, 2002      1,075,841       $    3.09          8.57 years
       Options exercisable at January 31, 2002        112,959       $    3.13

       RANGE: $5.00 TO $9.99

       Options outstanding at January 31, 2002         40,384       $    7.81          2.76 years
       Options exercisable at January 31, 2002         32,794       $    7.54

       PRICE: $10.00 TO $14.03

       Options outstanding at January 31, 2002        479,060       $   11.31          4.84 years
       Options exercisable at January 31, 2002        470,070       $   11.28

       At January 31, 2002, 2001 and 2000, the number of options exercisable was 615,823, 523,716 and 1,067,915, respectively, and the weighted-average exercise price of those options was $9.59, $10.84 and $10.57, respectively.

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

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


       SFAS 123, the Company's net income (loss) and income (loss) per share would have been changed as set forth in pro forma amounts indicated below:

                                       2001         2000          1999
                                     --------     --------      --------
       Net income (loss):
           As reported               $  4,017     $(14,600)     $ (2,165)
           Pro forma                    3,851      (15,143)       (3,419)

       Income (Loss) per share:
           As reported - basic           0.34        (1.25)        (0.19)
           As reported - diluted         0.34        (1.25)        (0.19)
           Pro forma - basic             0.33        (1.30)        (0.29)
           Pro forma - diluted           0.32        (1.30)        (0.29)

       The per share weighted-average exercise price and the per share weighted-average minimum and fair value of stock options at the date of grant, using the Black-Scholes option-pricing model for SFAS 123 disclosure purposes, is as follows (in dollars):

                                 EXERCISE PRICE               FAIR VALUE
                            ------------------------   ------------------------
                              2001     2000     1999     2001     2000     1999
                            ------   ------   ------   ------   ------   ------
Options granted at
  market price              $ 2.90   $ 3.21   $ 9.54   $ 1.98   $ 1.98   $ 6.41

Options granted at prices
  exceeding market price    $ 3.30   $ 0.00   $12.00   $ 0.06   $ 0.00   $ 0.31

Options granted at prices
  below market price        $ 1.81   $ 2.27   $ 7.62   $ 1.54   $ 1.52   $ 5.71

Total options granted       $ 2.91   $ 3.20   $ 9.52   $ 1.96   $ 1.98   $ 6.19

       The following assumptions were used in the calculation:

                                           2001            2000          1999
                                         ---------       --------      --------
       Expected dividend yield           $   --             --            --
       Risk-free interest rate              6.17%          5.07%         6.62%
       Expected life in years              3 to 10        3 to 10       3 to 10
       Volatility                            .82            .60           .58

(12)   SUPPLEMENTAL CASH FLOW INFORMATION

       Cash payments for interest during fiscal 2001, 2000 and 1999 totaled $2.1 million, $3.2 million and $3.6 million, respectively. Cash payments for income taxes during fiscal 2001, 2000 and 1999 totaled $0.5 million, $0.2 million and $0.7 million, respectively.

(13)   LITIGATION AND CONTINGENCIES

       The Company's employees are covered under a self-insured health plan. Claims in excess of $100,000 per employee are insured by a managing underwriter. Estimated claims incurred but not reported have been accrued in the accompanying financial statements. Health insurance expense during fiscal 2001, 2000 and 1999 was $2.8 million, $2.2 million and $2.0 million, respectively.

       The Company is partially self-insured for workers' compensation. Claims in excess of $100,000 per accident and $1.1 million in the aggregate annually are insured by an insurance company. Estimated claims and claims incurred but not paid have been accrued in the accompanying consolidated financial statements. Workers'

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


       compensation expense during fiscal 2001, 2000 and 1999 was $0.5 million, $0.4 million and $0.3 million, respectively.

       In 2000, the Company restated its consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following the Company's initial announcement in March 2000 of the requirement for such restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to the Amarillo Division of the Northern District and have been consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. Motions to dismiss these actions were filed by the Company and, on September 25, 2001, were denied by the Court. Discovery and class certification proceedings are going forward in both actions.

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

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


(14)   SEGMENT DISCLOSURES

       The Company has two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for fiscal years 2001, 2000 and 1999 is presented below.

       FISCAL YEAR 2001                   RETAIL        INTERNET
                                          STORES       OPERATIONS     TOTAL
                                         --------      ----------   --------
       Total revenue                     $471,618          166      $471,784
       Depreciation and amortization       35,189          277        35,466
       Operating income (loss)              6,810         (955)        5,855
       Total assets                       229,383          468       229,851
       Capital expenditures                46,490            5        46,495

       FISCAL YEAR 2000                   RETAIL        INTERNET
                                          STORES       OPERATIONS     TOTAL
                                         --------      ----------   --------
       Total revenue                     $458,021          182      $458,203
       Depreciation and amortization       32,759          396        33,155
       Operating loss                      (7,287)      (1,991)       (9,278)
       Total assets                       212,679          805       213,484
       Capital expenditures                29,803          679        30,482

       FISCAL YEAR 1999                   RETAIL        INTERNET
                                          STORES       OPERATIONS     TOTAL
                                         --------      ----------   --------
       Total revenue                     $445,280         145      $445,425
       Depreciation and amortization       31,367         259        31,626
       Operating income (loss)              1,712      (1,733)          (21)
       Total assets                       246,858       1,075       247,933
       Capital expenditures                46,604         823        47,427

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)


(15)   INTERIM FINANCIAL RESULTS (UNAUDITED)

FISCAL YEAR 2001:                                                             QUARTER
                                                       ------------------------------------------------------
                                                         First          Second         Third         Fourth
                                                       ---------      ---------      ---------      ---------
Total revenues                                         $ 109,140      $ 110,129      $ 103,201      $ 149,314
Total cost of revenues                                    76,013         74,059         71,107        100,379
Selling, general and administrative expenses(a)           33,293         34,807         37,089         39,000
Pre-opening expenses                                          --             34             47            101
Operating income (loss)                                     (166)         1,229         (5,042)         9,834
Interest (expense) and other income, net                    (601)          (446)          (475)          (316)
Income (Loss) before taxes                                  (767)           783         (5,517)         9,518
Income tax expense (benefit)(b)                               --             --             --             --
Net income (loss)                                           (767)           783         (5,517)         9,518

Basic income (loss) per share                          $   (0.07)     $    0.07      $   (0.46)     $    0.82
Diluted income (loss) per share                        $   (0.07)     $    0.07      $   (0.46)     $    0.80

FISCAL YEAR 2000:                                                             QUARTER
                                                       ------------------------------------------------------
                                                         First          Second         Third          Fourth
                                                       ---------      ---------      ---------      ---------
Total revenues                                         $ 110,085      $ 106,771      $ 100,080      $ 141,267
Total cost of revenues                                    75,215         74,020         73,984         95,262
Selling, general and administrative expenses(a)(c)        34,694         35,621         37,318         41,334
Pre-opening expenses                                           2             (2)            33             --
Operating income (loss)                                      174         (2,868)       (11,255)         4,671
Interest (expense) and other income, net                    (920)          (824)          (772)          (773)
Income (Loss) before taxes                                  (746)        (3,692)       (12,027)         3,897
Income tax expense (benefit)(b)                             (284)        (1,402)            --          3,720
Net income (loss)                                           (462)        (2,290)       (12,027)           177

Basic income (loss) per share                          $   (0.04)     $   (0.20)     $   (1.03)     $    0.02
Diluted income (loss) per share                        $   (0.04)     $   (0.20)     $   (1.03)     $    0.02

(a) The Company recorded pre-tax charges of approximately $0.5 million and $1.0 million in the third and fourth quarter of fiscal year 2001. These charges related to the closing of superstores as described in Note 5.

(b) During the third and fourth quarter of fiscal 2000, the Company reviewed the net deferred tax asset under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
     109). Due to cumulative losses incurred in recent years, the current balance of the net deferred tax asset did not meet the criteria for recognition under SFAS 109. As a result, the Company recorded no income tax benefit in the third quarter and recorded a valuation allowance of $3.7 million during the fourth quarter of fiscal 2000 to fully reserve the balance of the net deferred tax asset. No income tax expense was recorded related to income for fiscal year ending January 31, 2002 as these amounts were recognized as a reduction of the deferred income tax benefit valuation allowance.

(c) The Company recorded pre-tax charges of approximately $3.1 million and $3.4 million in the third and fourth quarter of fiscal year 2000. These charges related to the closing of superstores as described in Note 5.

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our Proxy Statement for our 2002 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2001 (our "Proxy Statement"), under the heading "Proposal No. 1: Election of Three Directors," which information is incorporated herein by reference. The information required by this item regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934 will be set forth in our Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading "Executive Officers of the Company" in Part I of this Form 10-K, which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement under the headings "Executive Compensation," "Executive Compensation - Director Compensation," "Executive Compensation - Employee Contracts and Change of Control Arrangements," and "Executive Compensation - Compensation Committee Interlocks and Insider Participation," which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will be set forth in our Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in our Proxy Statement under the heading "Certain Relationships and Related Transactions," which information is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following consolidated financial statements of the Company are included in Part II, Item 8:

          Independent Auditors' Reports.....................................  27
          Consolidated Balance Sheets as of January 31, 2002 and 2001.......  29
          Consolidated Statements of Operations for the years ended
            January 31, 2002, 2001 and 2000.................................  30
          Consolidated Statements of Shareholders' Equity for the years ended January 31, 2002, 2001 and 2000...........................  31
          Consolidated Statements of Cash Flows for the years ended
            January 31, 2002, 2001 and 2000.................................  32
          Notes to Consolidated Financial Statements........................  33

     2. The following financial statement schedules and other information required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

          Schedule II - Valuation and Qualifying Accounts...................  53

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

   10.2  *  (1)  Hastings Amended 1996 Incentive Stock Plan.

   10.3  *  (1)  Hastings 1994 Stock Option Plan.

   10.4  *  (1)  Hastings 1991 Stock Option Plan.

   10.5  *  (1)  Hastings Entertainment, Inc. Associates' 401(k) Plan and Trust.

   10.6  *  (1)  Hastings Employee Stock Ownership Plan Trust Agreement.

   10.7  *  (1)  Chief Executive Officer Stock Option , as amended.

   10.8  *  (1)  Corporate Officer Incentive Plan.

   10.9  *  (1)  Management Stock Purchase Plan.

  10.10  *  (1)  Management Incentive Plan.

  10.11  *  (1)  Salary Incentive Plan.

  10.12  *  (1)  Hastings Entertainment, Inc. Stock Option Plan for Outside
                 Directors.

  10.13  *  (4)  Agreement dated January 31, 2001 between John H. Marmaduke and the Company

  10.14     (1)  Lease Agreement, dated August 3, 1994, as amended, between Omni
                 Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

  10.15     (1)  Lease Agreement, dated May 28, 1992, between the City of
                 Amarillo and the Company for space located at 1900 W. 7th
                 Avenue in Amarillo, Texas.

  10.16  *  (1)  Stock Grant Plan for Outside Directors.

  10.17  *  (1)  Form of Employment Agreement by and between the Company and certain of its executives.

  10.18     (2)  Amended Lease Agreement, dated October 13, 1999, between Omni
                 Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

  10.19     (3)  Loan and Security Agreement dated August 29, 2000 between
                 Hastings Entertainment, Inc. and Fleet Retail Finance, Inc.,
                 Agent.

  10.20     (5)  International Swap Dealers Association, Inc. Master Agreement
                 between Hastings Entertainment, Inc. and Fleet National Bank

   21.1     (1)  Subsidiaries of the Company.

   23.1     (5)  Consent of Ernst and Young LLP

   23.2     (5)  Consent of KPMG LLP

   24.1     (5)  Powers of Attorney (included on signature page)

----------

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

     (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.

     (5)  Filed herewith.


(b) Reports on Form 8-K

    (i) On January 31, 2002, the Company filed a current report on Form 8-K reporting, under "Item 5. Other Information," the appointment of Daryl Lansdale and Ann Lieff to its board of directors. In addition, the Company announced the resignation of Craig Lentzsch from its board of directors.

Financial Statement Schedule II -

                          HASTINGS ENTERTAINMENT, INC.
                 Valuation and Qualifying Accounts and Reserves
                   Years Ended January 31, 2002, 2001 and 2000
                             (Amounts in thousands)


                                                                      FISCAL YEAR
                                                        ------------------------------------
                                                          2001          2000          1999
                                                        --------      --------      --------
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
   Balance at the beginning of period                   $  3,533      $  2,544      $  2,146
   Additions charged to costs and expenses                14,308        14,698        11,958
   Deductions for write-offs                             (13,261)      (13,709)      (11,560)
                                                        --------      --------      --------
   Balance at end of period                             $  4,580      $  3,533      $  2,544
                                                        ========      ========      ========

Reserves added to liabilities:
Allowance for costs of inventory returns:
   Balance at the beginning of period                   $  7,543      $  9,463      $ 11,418
   Additions charged to costs and expenses(1)              3,858        10,247         7,170
   Deductions for write-offs                              (6,273)      (12,167)       (9,125)
                                                        --------      --------      --------
   Balance at end of period                             $  5,128      $  7,543      $  9,463
                                                        ========      ========      ========

(1) Total returns expense was $6.3 million, $12.2 million and $9.1 million for the fiscal years 2001, 2000 and 1999, respectively. The table does not include the cost of operating our return center ($1.8 million, $2.0 million and $1.9 million for the fiscal years 2001, 2000 and 1999, respectively), which is recorded directly to returns expense.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant, thereunto duly authorized:

                                HASTINGS ENTERTAINMENT, INC.


DATE: April 10, 2002            By: /s/ Dan Crow
                                    --------------------------------------------
                                    Dan Crow
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


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

Signature                     Title                                                           Date
---------                     -----                                                           ----
/s/ John H. Marmaduke         Chairman of the Board, President and Chief Executive Officer    April 5, 2002
------------------------      (Principal Executive Officer)
John H. Marmaduke

/s/ Gaines L. Godfrey         Director                                                        April 5, 2002
------------------------
Gaines L. Godfrey

/s/ Peter A. Dallas           Director                                                        April 5, 2002
------------------------
Peter A. Dallas

/s/ Stephen S. Marmaduke      Director                                                        April 5, 2002
------------------------
Stephen S. Marmaduke

/s/ Jeffrey G. Shrader        Director                                                        April 5, 2002
------------------------
Jeffrey G. Shrader

/s/ Ron G. Stegall            Director                                                        April 3, 2002
------------------------
Ron G. Stegall

/s/ Daryl L. Lansdale         Director                                                        April 5, 2002
------------------------
Daryl L. Lansdale

/s/ Ann S. Lieff              Director                                                        April 5, 2002
------------------------
Ann S. Lieff

                                 EXHIBIT INDEX


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

   10.2  *  (1)  Hastings Amended 1996 Incentive Stock Plan.

   10.3  *  (1)  Hastings 1994 Stock Option Plan.

   10.4  *  (1)  Hastings 1991 Stock Option Plan.

   10.5  *  (1)  Hastings Entertainment, Inc. Associates' 401(k) Plan and Trust.

   10.6  *  (1)  Hastings Employee Stock Ownership Plan Trust Agreement.

   10.7  *  (1)  Chief Executive Officer Stock Option , as amended.

   10.8  *  (1)  Corporate Officer Incentive Plan.

   10.9  *  (1)  Management Stock Purchase Plan.

  10.10  *  (1)  Management Incentive Plan.

  10.11  *  (1)  Salary Incentive Plan.

  10.12  *  (1)  Hastings Entertainment, Inc. Stock Option Plan for Outside
                 Directors.

  10.13  *  (4)  Agreement dated January 31, 2001 between John H. Marmaduke and the Company

  10.14     (1)  Lease Agreement, dated August 3, 1994, as amended, between Omni
                 Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

  10.15     (1)  Lease Agreement, dated May 28, 1992, between the City of
                 Amarillo and the Company for space located at 1900 W. 7th
                 Avenue in Amarillo, Texas.

  10.16  *  (1)  Stock Grant Plan for Outside Directors.

  10.17  *  (1)  Form of Employment Agreement by and between the Company and certain of its executives.

  10.18     (2)  Amended Lease Agreement, dated October 13, 1999, between Omni
                 Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

  10.19     (3)  Loan and Security Agreement dated August 29, 2000 between
                 Hastings Entertainment, Inc. and Fleet Retail Finance, Inc.,
                 Agent.

  10.20     (5)  International Swap Dealers Association, Inc. Master Agreement
                 between Hastings Entertainment, Inc. and Fleet National Bank

   21.1     (1)  Subsidiaries of the Company.

   23.1     (5)  Consent of Ernst and Young LLP

   23.2     (5)  Consent of KPMG LLP

   24.1     (5)  Powers of Attorney (included on signature page)

----------

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

     (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.

     (5)  Filed herewith.