Form 10-Q
period 2002-04-30
HASTINGS ENTERTAINMENT INC
filed 2002-06-06
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002
                                       OR

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

Number of shares outstanding of the registrant's common stock, as of May 31, 2002:

              Class                                  Shares Outstanding
--------------------------------------        ---------------------------------
Common Stock, $.01 par value per share                   11,335,327

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
               FORM 10-Q FOR THE THREE MONTHS ENDED APRIL 30, 2002

                                      INDEX


                                                                                     PAGE
                                                                                     ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of April 30, 2002 (Unaudited),
              April 30, 2001 (Unaudited) and January 31, 2002                          3

              Unaudited Consolidated Statements of Operations for the Three Months
              Ended April 30, 2002 and 2001                                            4

              Unaudited Consolidated Statements of Cash Flows for the Three Months
              Ended April 30, 2002 and 2001                                            5

              Notes to Unaudited Consolidated Financial Statements                     6

     Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                        10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk              15

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                       16


     Item 6.  Exhibits and Reports on Form 8-K                                        16

SIGNATURE PAGE                                                                        17

INDEX TO EXHIBITS                                                                     18

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  April 30, 2002 and 2001, and January 31, 2002
                    (Dollars in thousands, except par value)

                                                                                     APRIL 30,    APRIL 30,  JANUARY 31,
                                                                                       2002         2001        2002
                                                                                     ---------    ---------  -----------
                                       ASSETS                                       (UNAUDITED)  (UNAUDITED)
Current assets:
     Cash                                                                            $   6,330    $   6,955   $   4,319
     Merchandise inventories, net                                                      146,000      127,331     148,265
     Income taxes receivable                                                             5,377        7,479       5,377
     Other current assets                                                                5,258        5,056       5,331
                                                                                     ---------    ---------   ---------
          Total current assets                                                         162,965      146,821     163,292
Property and equipment, net of accumulated depreciation
   of $126,463, $115,554 and $124,644, respectively                                     66,463       61,641      64,811
Deferred income taxes                                                                    1,091           --       1,091
Intangible assets, net                                                                     631           --         646
Other assets                                                                                12           12          11
                                                                                     ---------    ---------   ---------

                                                                                     $ 231,162    $ 208,474   $ 229,851
                                                                                     =========    =========   =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Current maturities on capital lease obligations                                 $     169    $     154   $     169
     Trade accounts payable                                                             72,392       64,119      86,704
     Accrued expenses and other current liabilities                                     27,319       27,488      26,507
                                                                                     ---------    ---------   ---------
          Total current liabilities                                                     99,880       91,761     113,380
Long term debt, excluding current maturities on capital lease obligations               47,909       35,155      33,263
Other liabilities                                                                        5,448        6,448       5,864

Commitments and contingencies                                                               --           --          --

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued              --           --          --
     Common stock, $.01 par value; 75,000,000 shares authorized;
       11,944,544 shares issued and 11,330,327 shares outstanding at April 30,
       2002 11,813,433 shares issued and outstanding at April 30, 2001;
       11,918,035 shares issued and 11,304,022 shares outstanding at January 31,
      2002;                                                                                119          118         119
     Additional paid-in capital                                                         36,884       36,409      36,850
     Retained earnings                                                                  43,937       38,583      43,368
     Treasury stock, at cost
       614,217 shares, zero shares and 614,013 shares at April 30, 2002,  and 2001
       and January 31, 2002, respectively                                               (3,015)          --      (2,993)
                                                                                     ---------    ---------   ---------
                                                                                        77,925       75,110      77,344
                                                                                     ---------    ---------   ---------

                                                                                     $ 231,162    $ 208,474   $ 229,851
                                                                                     =========    =========   =========


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
               For the Three Months Ended April 30, 2002 and 2001
                (Dollars in thousands, except per share amounts)


                                             THREE MONTHS ENDED APRIL 30,
                                                 2002          2001
                                               ---------    ---------

Merchandise revenue                            $  89,982    $  86,614
Rental video revenue                              22,863       22,497
                                               ---------    ---------
        Total revenues                           112,845      109,111

Merchandise cost of revenue                       66,188       65,171
Rental video cost of revenue                       9,049       10,842
                                               ---------    ---------
        Total cost of revenues                    75,237       76,013
                                               ---------    ---------

        Gross profit                              37,608       33,098

Selling, general and administrative expenses      36,583       33,264
Pre-opening expenses                                  18           --
                                               ---------    ---------

        Operating income (loss)                    1,007         (166)

Other income (expense):
   Interest expense                                 (500)        (627)
   Other, net                                         62           26
                                               ---------    ---------

       Income (Loss) before income taxes             569         (767)

Income tax expense (benefit)                          --           --
                                               ---------    ---------

        Net income (loss)                      $     569    $    (767)
                                               =========    =========


Basic income (loss) per share                  $    0.05    $   (0.07)
                                               =========    =========

Diluted income (loss) per share                $    0.05    $   (0.07)
                                               =========    =========

Weighted-average common shares outstanding:
   Basic                                          11,311       11,754
   Dilutive effect of stock options                  538           --
                                               ---------    ---------

   Diluted                                        11,849       11,754
                                               =========    =========

     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
               For the Three Months Ended April 30, 2002 and 2001
                             (Dollars in thousands)

                                                                     THREE MONTHS ENDED APRIL 30,
                                                                         2002          2001
                                                                       ---------    ---------
Cash flows from operating activities:
     Net income (loss)                                                 $     569    $    (767)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
               Depreciation and amortization expense                       9,286        8,891
               Loss on rental videos lost, stolen and defective            1,425        1,304
               Gain on disposal of non-rental video assets                   (36)         208
               Non-cash compensation                                          75           88
               Changes in operating assets and liabilities:
                    Merchandise inventory                                  3,295        4,289
                    Other current assets                                      73          404
                    Trade accounts payable and accrued expenses          (13,500)      (9,825)
                    Income taxes receivable                                   --          280
                    Other assets and liabilities, net                       (418)        (203)
                                                                       ---------    ---------
                         Net cash provided by operating activities           769        4,669
                                                                       ---------    ---------

Cash flows from investing activities:
     Purchases of rental video assets                                     (7,724)      (5,203)
     Purchases of property and equipment                                  (5,620)      (2,467)
                                                                       ---------    ---------
                         Net cash used in investing activities           (13,344)      (7,670)
                                                                       ---------    ---------

Cash flows from financing activities:
     Borrowings under revolving credit facility                          130,174      117,876
     Repayments under revolving credit facility                         (115,486)    (112,141)
     Payments under capital lease obligations                                (40)         (36)
     Purchase of treasury stock                                             (168)          --
     Proceeds from exercise of stock options                                 105           --
                                                                       ---------    ---------
                         Net cash provided by financing activities        14,585        5,699
                                                                       ---------    ---------

Net increase in cash                                                       2,010        2,698
Cash at beginning of period                                                4,320        4,257
                                                                       ---------    ---------
Cash at end of period                                                  $   6,330    $   6,955
                                                                       =========    =========


     See accompanying notes to unaudited consolidated financial statements.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2002 and 2001
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the "Company", "We", "Our", "Us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year 2001.

Certain prior year amounts have been reclassified to conform with fiscal 2002 presentation.

Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2003 is referred to as fiscal 2002.

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

Included in accrued expenses and other liabilities at April 30, 2002 and January 31, 2002 are accruals of $5.5 million and $5.9 million, respectively, for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income.

The following tables provide a rollforward of reserves that were established for these charges for the three months ended April 30, 2002 and 2001.

                               Future Lease
                                 Payments       Other Costs      Total
                                 --------       -----------      -----
Balance at January 31, 2001       $ 6,350        $   255          6,605
   Changes in estimates               263             --            263
   Additions to provision             369             --            369
   Cash outlay                       (764)          (123)          (887)
                                  -------        -------        -------
Balance at April 30, 2001         $ 6,218        $   132        $ 6,350
                                  =======        =======        =======

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)

3.       STORE CLOSING RESERVE (CONT'D)

                                Future Lease
                                  Payments      Other Costs      Total
                                  --------      -----------      -----
Balance at January 31, 2002       $ 5,919        $    13          5,932
   Changes in estimates                43             --            (43)
   Additions to provision              --             --             --
   Cash outlay                       (418)           (13)          (431)
                                  -------        -------        -------
Balance at April 30, 2002         $ 5,544        $    --        $ 5,544
                                  =======        =======        =======

Payments during the next five years that are to be charged against the reserve are expected to be approximately $1.2 million per year.

4.       INCOME (LOSS) PER SHARE

The computations for basic and diluted income (loss) per share are as follows:

                                  Three Months Ended April 30,
                                      2002            2001
                                    --------       --------
Net income (loss)                   $    569       $   (767)
                                    ========       ========

Average shares outstanding:
  Basic                               11,311         11,754
      Effect of stock options            538             --
                                    --------       --------
  Diluted                             11,849         11,754
                                    ========       ========

Income (Loss) per share:
  Basic                             $   0.05       $  (0.07)
                                    ========       ========

  Diluted                           $   0.05       $  (0.07)
                                    ========       ========


Options to purchase 532,620 shares of common stock at exercise prices ranging from $6.92 per share to $14.03 per share outstanding at April 30, 2002 were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

5.       LITIGATION AND CONTINGENCIES

In 2000, the Company restated its consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following the Company's initial announcement in March 2000 of the requirement for such restatements, six purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to the Amarillo Division of the Northern District and have been consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters,

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)

5.       LITIGATION AND CONTINGENCIES (CONT'D)

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

6.       SEGMENT DISCLOSURES

The Company has two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for the three months ended April 30, 2002 and 2001 is presented below.

For the three months ended April 30, 2002:    Retail        Internet
                                              Stores        Operations        Total
                                              ------        ----------        -----

Total revenue                                $112,798       $     47        $112,845
Depreciation and amortization                   9,217             69           9,286
Operating income (loss)                         1,267           (260)          1,007
Total assets                                  230,817            345         231,162
Capital expenditures                         $ 13,342       $      2        $ 13,344

For the three months ended April 30, 2001:     Retail        Internet
                                               Stores        Operations         Total
                                               ------        ----------         -----

Total revenue                                $ 109,092       $      19        $ 109,111
Depreciation and amortization                    8,821              70            8,891
Operating income (loss)                             62            (228)            (166)
Total assets                                   207,813             657          208,474
Capital expenditures                         $   7,670       $      --        $   7,670

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             April 30, 2002 and 2001
(Tabular amounts in thousands, except per share data or unless otherwise noted)

7.       RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning with this quarter ending April 30, 2002 and adoption has not had a material impact on its consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings or with the approval of an authorized executive officer of the company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "intend," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the effects of the adoption of Statement of Financial Accounting Standards Nos. 142 and 144, the impact on our financial statements of any adjustment to fair value of interest rate swaps, the outcome of securities litigation, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental video amortization and our store closing reserve and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon company management's current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, whether our assumptions turn out to be correct, our inability to attain such estimates and expectations, a downturn in market conditions in any industry relating to the products we inventory, sell or rent, the effects of or changes in economic conditions in the U.S. and or the markets in which we operate our superstores, our success in forecasting customer demand for products, and legal proceedings (see discussion of Legal Proceedings in Part II, Item 1 of this Form 10-Q for the three months ended April 30, 2002 and subsequent SEC filings) any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in the report.

General

Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of April 30, 2002, we operated 141 superstores averaging approximately 20,000 square feet in small to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. Each of our superstores is company-operated under the name of Hastings.

Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets, and expanding our offering of products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ending January 31, 2003 is referred to as fiscal 2002.

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

Rental Video Cost Amortization. In late fiscal 1998, we completed a series of direct revenue-sharing agreements with major studios, the majority of which were amended in fiscal years 2001 and 2000. We anticipate that our involvement in revenue-sharing agreements will be similar to that of fiscal year 2001 in future periods. Revenue sharing allows us to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. We then share with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased access to additional copies of new releases under revenue-sharing agreements will allow customer demand for new releases to be satisfied over a shorter period of time at a time when the new releases are most popular. We expense revenue-sharing payments as revenues are recognized under the terms of the specific contracts with supplying studios. The capitalized cost of all rental video assets acquired for a fixed price is being amortized on an accelerated basis over six months to a salvage value of $4 per unit, except for rental video assets purchased for the initial stock of a new superstore, which are being amortized on a straight line basis over 36 months to a salvage value of $4.

Certain events, including a downturn in the rental video industry, as a whole or the markets within which we operate our superstores, further consolidation of rental video retailers, substantial change in customer demand and change in the mix of rental video revenues, could effect the salvage value we have assigned to our rental video assets. Such effect could result in a material reduction of the carrying value of our rental video assets and have a material impact on the financial results of an annual or interim period. In particular, the growth of the DVD market and the shift of consumer purchases from VHS (videocassettes) to DVD could result in a decrease in the salvage value of rental videos. At some point during the rental cycle, a VHS item, as with DVD and games, is available for purchase by a customer as a previously viewed tape ("PVT"). Our current experience is that the amount received for the PVT is significantly higher than our salvage value of that item in our rental inventory. Based in part on this factor and sales of PVTs, we believe our estimate of salvage value is appropriate.

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

                                                Three Months Ended April 30,
                                                    2002          2001
                                                   -----         -----
Merchandise revenue                                 79.7%         79.4%
Rental video revenue                                20.3          20.6
                                                   -----         -----
      Total revenues                               100.0
                                                                 100.0

Merchandise cost of revenue                         73.6          75.2
Rental video cost of revenue                        39.6          48.2
                                                   -----         -----
      Total cost of revenues                        66.7          69.7
                                                   -----         -----

      Gross profit                                  33.3          30.3

Selling, general and administrative expenses        32.4          30.4
Pre-opening expenses                                 0.0           0.0
                                                   -----         -----
                                                    32.4          30.4
                                                   -----         -----

   Operating income (loss)                           0.9          (0.1)

Other income (expense):
   Interest expense                                 (0.4)         (0.6)
   Other, net                                        0.0           0.0
                                                   -----         -----

      Income (Loss) before income taxes              0.5          (0.7)

Income tax expense (benefit)                          --            --
                                                   -----         -----

      Net income (loss)                              0.5%         (0.7)%
                                                   =====         =====


Summary of Superstore Activity

                                Three Months Ended   Year Ended
                                      April 30,      January 31,
                                 2002        2001       2002
                                 ----        ----       ----
Hastings Superstores:
Beginning number of stores        142         142        142
Openings                           --          --          5
Closings                           (1)         --         (5)
                                 ----        ----       ----
Ending number of stores           141         142        142
                                 ====        ====       ====

Three months ended April 30, 2002 compared to three months ended April 30, 2001

Revenues. Total revenues increased $3.7 million, or 3.4%, for the first quarter of fiscal 2002 to $112.8 million compared to $109.1 million a year ago primarily due to an increase in total comparable store revenues ("Comps") of 5.3%. Elements of total Comps were as follows:

                   Merchandise Comps            6.8%
                   Rental video Comps          -0.3%
                   Total Comps                  5.3%

Total merchandise revenue increased $3.4 million, or 3.9%, to $90.0 million compared to $86.6 million last year as we operated one fewer store during the first quarter of fiscal 2002 compared to the same period in the prior year. Contributing to the increase in merchandise revenues were increases in DVD and video games of 56% and 222%, respectively, for the three months ended April 30, 2002 over the prior year. Book Comps increased 3.0% over last year resulting from several programs we initiated in the second half of last year. Total rental video revenue grew $0.4 million, or 1.6%, to $22.9 million, up from $22.5 million a year earlier driven primarily by a 103% increase in DVD rentals over the same period last year. The decrease in rental Comps was primarily due to a weak new-release schedule and high viewer ratings of the Winter Olympics.

Gross Profit. Total gross profit of $37.6 million in the first quarter of fiscal 2002 increased $4.5 million, or 13.6%, from $33.1 million in the first quarter of fiscal 2001. Total gross profit as a percent of total revenue increased for the three months ended April 30, 2002 to 33.3% compared to 30.3% for the same period last year. Merchandise margins as a percent of merchandise revenue increased to 26.4% for the current quarter from 24.8% for the same quarter last year due primarily to inventory markdowns during the first quarter of fiscal 2002 were $1.5 million lower than the same period last year primarily due to our improved merchandising and automated-progressive markdown programs. Partially offsetting the improvements detailed above, were increases of approximately $0.3 million in the cost associated with the return of product due primarily to an increase of approximately 9% in the amount of product returned to vendors during the first quarter of fiscal 2002 compared to the prior year and higher merchandise shrinkage of approximately $0.3 million, primarily in our book category.

Rental video gross profit as a percent of rental revenue increased to 60.4% for the current quarter from 51.8% for the same quarter last year. This increase was primarily due to non-revenue sharing titles, which generally reflect higher margins, representing a higher percentage of total rental revenues and accounting for a net increase in rental video gross profit of approximately $1.5 million for the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percent of total revenues increased to 32.4% for the quarter ended April 30, 2002 from 30.5% for the same period last year. The increase was primarily the result of:

     (i) an increase of approximately $1.0 million in human resource costs at our stores for the first quarter of fiscal 2002 over the first quarter of fiscal 2001 as a result of increased hours needed to initiate a new inventory cycle count system and process a higher level of inventory returns; and

     (ii) an increase in net advertising costs of approximately $0.7 million for the first quarter of fiscal 2002 as a result of a planned increase in targeted advertising expenditures to drive customer traffic.

Interest Expense. Interest expense was $0.5 million, or 0.4% of revenues, in the three months ended April 30, 2002, compared to $0.6 million, or 0.6% of revenues, in the three months ended April 30, 2001. The decrease was attributed to lower average interest rates on our revolving credit facility.

Income Taxes. We did not record income tax expense for the three months ended April 30, 2002 and 2001 as a result of the reversal of a portion of the valuation allowance related to the net deferred tax asset established in the fourth quarter of fiscal 2000.

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

Consolidated Cash Flows

     Operating Activities. Net cash flows from operating activities decreased $3.9 million from $4.7 million for the three months ended April 30, 2001 to $0.8 million for the three months ended April 30, 2002. The primary reason for the decrease was a greater reduction in our trade accounts payable and accrued expenses of approximately $3.6 million during the first quarter of fiscal 2002 compared to the first quarter of fiscal 2001.

     Investing Activities. Net cash used in investing activities increased $5.7 million, or 74.0%, to $13.4 million for the three months ended April 30, 2002 from $7.7 million for the three months ended April 30, 2001. This increase was the result of growth in remodeling activity of certain existing superstores compared to the prior year, planned computer hardware and software upgrades, higher procurement of rental video assets relating to the growth of DVD and a higher percentage of purchases of non-revenue sharing titles, which generally cost more per unit than revenue sharing titles.

     Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements. For the three months ended April 30, 2002, net borrowings under debt agreements increased $9.0 million compared to the three months ended April 30, 2001. The increase for fiscal 2002 primarily resulted from items described under Operating and Investing Activities above.

Capital Structure. On August 29, 2000, we entered into a three-year syndicated, secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc. The initial proceeds from the Facility were used to terminate and prepay fully the total amounts outstanding under our prior revolving credit facility with Bank of America and a consortium of banks and our Series A Senior Notes (the "Senior Notes") with a financial institution. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $70 million, which increases to $80 million between October 15 and December 15 of each year of the Facility, less a $10 million availability reserve. The Facility bears interest based on the prevailing prime rate or LIBOR plus 2.00% at our option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves which could be adjusted to reduce availability under the Facility. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility expires on August 29, 2003. At April 30, 2002, we had $7.3 million in excess availability, after the $10 million availability reserve, under the Facility.

At April 30, 2002 and January 31, 2002, respectively, we had borrowings outstanding of $46.9 million and $32.2 million under the Facility. The average rate of interest being charged under the Facility was 4.1% and 6.1% at April 30, 2002 and January 31, 2002, respectively.

We entered into two interest rate swaps, one in November and one in December 2001, with a financial institution in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt thereby reducing our exposure to interest rate volatility. The notional value of each swap is $10 million of our revolving credit facility at fixed interest rates of 2.65% and 2.47%, respectively, for one year. We have designated the interest rate swaps as hedging instruments. At April 30, 2002, the fair value of the interest rate swaps was not significant.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2002 outstanding balance of the variable rate debt would be approximately $0.3 million, including the effect of interest rate swaps. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. In addition, we do not believe changes in the fair value of the interest rate swaps entered into in November 2001 and December 2001 with notional amounts of $10 million each will be material.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.       Listing of exhibits

  10.6 Hastings Entertainment, Inc. Associates' Stock Ownership Plan, as amended

b. No report on Form 8-K was filed by the registrant during the quarter of the fiscal year for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                HASTINGS ENTERTAINMENT, INC.


DATE:  June 5, 2002             By: /s/    Dan Crow
                                    ---------------
                                    Dan Crow
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


  Exhibit
   Number                       Description of Documents
   ------                       ------------------------

    10.6      Hastings Entertainment, Inc. Associates' Stock Ownership Plan, as amended