Form 10-Q
period 2002-07-31
HASTINGS ENTERTAINMENT INC
filed 2002-09-12
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



(Mark One)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

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

Number of shares outstanding of the registrant's common stock, as of September 9, 2002:

               Class                                          Shares Outstanding
--------------------------------------                        ------------------
Common Stock, $.01 par value per share                            11,363,370

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
           FORM 10-Q FOR THE THREE AND SIX MONTHS ENDED JULY 31, 2002

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of July 31, 2002 (Unaudited),
              July 31, 2001 (Unaudited) and January 31, 2002                                                3

              Unaudited Consolidated Statements of Operations for the Three and
              Six Months Ended July 31, 2002 and 2001                                                       4

              Unaudited Consolidated Statements of Cash Flows for the Six
              Months Ended July 31, 2002 and 2001                                                           5

              Notes to Unaudited Consolidated Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   20

     Item 4.  Controls and Procedures                                                                      20

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            21

     Item 4.  Submission of Matters to a Vote of Security Holders                                          21

     Item 6.  Exhibits and Reports on Form 8-K                                                             22

SIGNATURE AND CERTIFICATIONS PAGE                                                                          23

INDEX TO EXHIBITS                                                                                          24

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  July 31, 2002 and 2001, and January 31, 2002
                    (Dollars in thousands, except par value)

                                                                                         JULY 31,        JULY 31,      JANUARY 31,
                                                                                           2002            2001           2002
                                                                                       ------------    ------------   ------------
                                                                                       (UNAUDITED)     (UNAUDITED)
                                       ASSETS
Current assets:
     Cash                                                                              $      7,863    $      6,670   $      4,319
     Merchandise inventories, net                                                           137,512         128,786        148,265
     Income taxes receivable                                                                  6,636           7,452          5,377
     Other current assets                                                                     5,231           5,165          5,331
                                                                                       ------------    ------------   ------------
          Total current assets                                                              157,242         148,073        163,292
Property and equipment, net of accumulated depreciation
   of $130,021, $118,580 and $124,644, respectively                                          70,165          62,552         64,811
Deferred income taxes                                                                         1,091              --          1,091
Intangible assets, net                                                                          616             624            646
Other assets                                                                                     11              13             11
                                                                                       ------------    ------------   ------------

                                                                                       $    229,125    $    211,262   $    229,851
                                                                                       ============    ============   ============
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities on capital lease obligations                                   $        169    $        154   $        169
     Trade accounts payable                                                                  72,476          64,068         86,704
     Accrued expenses and other current liabilities                                          31,635          29,573         26,507
                                                                                       ------------    ------------   ------------
          Total current liabilities                                                         104,280          93,795        113,380
Long term debt, excluding current maturities on capital lease obligations                    43,258          35,368         33,263
Other liabilities                                                                             5,145           6,198          5,864

Commitments and contingencies                                                                    --              --             --

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                   --              --             --
     Common stock, $.01 par value; 75,000,000 shares authorized;
       11,944,544 shares issued and 11,362,170 shares outstanding at July 31,
       2002 11,839,942 shares issued and outstanding at July 31, 2001;
       11,918,035 shares issued and 11,304,022 shares outstanding at
       January 31, 2002;                                                                        119             118            119
     Additional paid-in capital                                                              36,867          36,418         36,850
     Retained earnings                                                                       42,315          39,365         43,368
     Treasury stock, at cost
       582,374 shares, zero shares and 614,013 shares at July 31, 2002, and 2001
       and January 31, 2002, respectively                                                    (2,859)             --         (2,993)
                                                                                       ------------    ------------   ------------
                                                                                             76,442          75,901         77,344
                                                                                       ------------    ------------   ------------

                                                                                       $    229,125    $    211,262   $    229,851
                                                                                       ============    ============   ============

     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
            For the Three and Six Months Ended July 31, 2002 and 2001
                (Dollars in thousands, except per share amounts)


                                               THREE MONTHS ENDED JULY 31,       SIX MONTHS ENDED JULY 31,
                                                   2002            2001            2002            2001
                                               ------------    ------------    ------------    ------------
Merchandise revenue                            $     90,599    $     86,876    $    180,581    $    173,491
Rental video revenue                                 24,439          23,225          47,302          45,722
                                               ------------    ------------    ------------    ------------
        Total revenues                              115,038         110,101         227,883         219,213

Merchandise cost of revenue                          66,850          64,007         133,038         129,178
Rental video cost of revenue                         10,116          10,052          19,165          20,895
                                               ------------    ------------    ------------    ------------
        Total cost of revenues                       76,966          74,059         152,203         150,073
                                               ------------    ------------    ------------    ------------

        Gross profit                                 38,072          36,042          75,680          69,140

Selling, general and administrative expenses         40,331          34,779          76,913          68,043
Pre-opening expenses                                    163              34             181              34
                                               ------------    ------------    ------------    ------------

        Operating income (loss)                      (2,422)          1,229          (1,414)          1,063

Other income (expense):
   Interest expense                                    (516)           (515)         (1,016)         (1,142)
   Interest income                                    1,266              --           1,266              --
   Other, net                                            50              69             111              94
                                               ------------    ------------    ------------    ------------

       Income (Loss) before income taxes             (1,622)            783          (1,053)             15

Income tax expense                                       --              --              --              --
                                               ------------    ------------    ------------    ------------

        Net income (loss)                      $     (1,622)   $        783    $     (1,053)   $         15
                                               ============    ============    ============    ============

Basic income (loss) per share                  $      (0.14)   $       0.07    $      (0.09)   $       0.00
                                               ============    ============    ============    ============

Diluted income (loss) per share                $      (0.14)   $       0.07    $      (0.09)   $       0.00
                                               ============    ============    ============    ============

Weighted-average common shares outstanding:
   Basic                                             11,348          11,840          11,330          11,797
                                               ============    ============    ============    ============

   Diluted                                           11,348          11,868          11,330          11,819
                                               ============    ============    ============    ============



     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                 For the Six Months Ended July 31, 2002 and 2001
                             (Dollars in thousands)

                                                                           SIX MONTHS ENDED
                                                                               JULY 31,
                                                                          2002          2001
                                                                       ----------    ----------
Cash flows from operating activities:
     Net income (loss)                                                 $   (1,053)   $       15
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization expense                             18,876        17,026
         Loss on rental videos lost, stolen and defective                   2,718         2,129
         Loss on disposal of non-rental video assets                           66           299
         Non-cash compensation                                                150            97
         Changes in operating assets and liabilities:
               Merchandise inventory                                       13,200         3,581
               Other current assets                                           101           295
               Trade accounts payable and accrued expenses                 (9,099)       (8,144)
               Income taxes receivable                                     (1,260)          307
               Other assets and liabilities, net                             (721)         (453)
                                                                       ----------    ----------
         Net cash provided by operating activities                         22,978        15,152
                                                                       ----------    ----------

Cash flows from investing activities:
     Purchases of rental video assets                                     (16,032)      (11,348)
     Purchases of property and equipment                                  (13,401)       (6,667)
     Purchase of retail locations                                              --          (636)
                                                                       ----------    ----------
         Net cash used in investing activities                            (29,433)      (18,651)
                                                                       ----------    ----------

Cash flows from financing activities:
     Borrowings under revolving credit facility                           247,600       232,974
     Repayments under revolving credit facility                          (237,521)     (226,990)
     Payments under capital lease obligations                                 (82)          (72)
     Purchase of treasury stock                                              (168)           --
     Proceeds from exercise of stock options                                  169            --
                                                                       ----------    ----------
         Net cash provided by financing activities                          9,998         5,912
                                                                       ----------    ----------

Net increase in cash                                                        3,543         2,413
Cash at beginning of period                                                 4,320         4,257
                                                                       ----------    ----------
Cash at end of period                                                  $    7,863    $    6,670
                                                                       ==========    ==========



     See accompanying notes to unaudited consolidated financial statements.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2002 and 2001
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

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

Included in accrued expenses and other liabilities are accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income.

The following tables provide a rollforward of reserves that were established for these charges for the six months ended July 31, 2002 and 2001.

                              Future Lease
                                Payments      Other Costs       Total
                              ------------    -----------    -----------
Balance at January 31, 2001   $      6,350    $       255          6,605
   Changes in estimates                 94             --             94
   Additions to provision               --             --             --
   Cash outlay                        (462)          (123)          (585)
                              ------------    -----------    -----------
Balance at July 31, 2001      $      5,982    $       132    $     6,114
                              ============    ===========    ===========

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2002 and 2001
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

3. STORE CLOSING RESERVE (CONT'D)

                              Future Lease
                                Payments      Other Costs       Total
                              ------------    -----------    -----------
Balance at January 31, 2002   $      5,919    $        13          5,932
   Changes in estimates                 68             --             68
   Additions to provision              114             14            128
   Cash outlay                        (868)           (13)          (881)
                              ------------    -----------    -----------
Balance at July 31, 2002      $      5,233    $        14    $     5,247
                              ============    ===========    ===========

Payments during the next five years that are to be charged against the reserve are expected to be approximately $1.4 million per year.

4. AMENDMENT TO CREDIT FACILITY

On August 23, 2002, we executed an amendment to our Revolving Credit Facility agreement with Fleet Retail Finance and The CIT Group/Business Credit, Inc. Under the amendment, the borrowing limit ceiling was increased from $70 million to $80 million and the maturity date was extended by two years to August 20, 2005. All other terms and conditions of the Revolving Credit Facility in place at July 31, 2002 remain essentially the same.

5. INTEREST INCOME

During the second quarter, we recorded interest income of approximately $1.3 million as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. The Company was notified in July 2002 that the payment of the refunds, which totaled approximately $5.4 million, would be processed in August 2002 and would be accompanied by interest payments. The majority of these refunds were received on August 16, 2002.

6. INCOME (LOSS) PER SHARE

The computations for basic and diluted income per share are as follows:

                                               Three Months Ended            Six Months Ended
                                                   July 31,                      July 31,
                                             2002            2001           2002            2001
                                         ------------    ------------   ------------    ------------
Net income (loss)                        $     (1,622)   $        783   $     (1,053)   $         15
                                         ============    ============   ============    ============

Average shares outstanding:
  Basic                                        11,348          11,840         11,330          11,797
      Dilutive effect of stock options             --              28             --              22
                                         ------------    ------------   ------------    ------------
  Diluted                                      11,348          11,868         11,330          11,819
                                         ============    ============   ============    ============

Income (Loss) per share:
  Basic                                  $      (0.14)   $       0.07   $      (0.09)   $       0.00
                                         ============    ============   ============    ============

  Diluted                                $      (0.14)   $       0.07   $      (0.09)   $       0.00
                                         ============    ============   ============    ============

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2002 and 2001
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

6. INCOME PER SHARE (CONT'D)

Options to purchase 1,834,923 shares of common stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding at July 31, 2002 were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

7. LITIGATION AND CONTINGENCIES

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

On September 12, 2002, the Company announced that an agreement in principle to settle the actions detailed above had been reached. The settlement, which is subject to execution of a final settlement agreement and approval by the court, requires a payment $5.75 million. Amounts remaining under the Company's director and officer insurance policy after payment of litigation expenses are expected to cover a substantial portion of the settlement. The Company estimates that amounts remaining under the policy after all litigation expenses will be approximately $3.25 million and has recorded a loss contingency of $2.5 million, or $0.22 per diluted share. The loss contingency has been recorded in the accompanying financial statements.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2002 and 2001
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

8. SEGMENT DISCLOSURES

The Company has two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for the three and six months ended July 31, 2002 and 2001 is presented below.

    For the three months ended July 31, 2002:

                                  Retail       Internet
                                  Stores      Operations      Total
                                ----------    ----------    ----------
Total revenue                   $  114,992    $       46    $  115,038
Depreciation and amortization        9,525            65         9,590
Operating loss                      (2,200)         (222)       (2,422)
Total assets                       228,810           315       229,125
Capital expenditures            $   16,086    $        3    $   16,089

    For the three months ended July 31, 2001:

                                  Retail      Internet
                                  Stores     Operations      Total
                                ----------   ----------    ----------
Total revenue                   $  110,048   $       53    $  110,101
Depreciation and amortization        8,067           68         8,135
Operating income (loss)              1,479         (250)        1,229
Total assets                       210,660          602       211,262
Capital expenditures            $   10,981   $       --    $   10,981


    For the six months ended July 31, 2002:

                                  Retail       Internet
                                  Stores      Operations      Total
                                ----------    ----------    ----------
Total revenue                   $  227,790    $       93    $  227,883
Depreciation and amortization       18,742           134        18,876
Operating loss                        (933)         (481)       (1,414)
Total assets                       228,810           315       229,125
Capital expenditures            $   29,431    $        2    $   29,433

    For the six months ended July 31, 2001:

                                  Retail      Internet
                                  Stores     Operations      Total
                                ----------   ----------    ----------
Total revenue                   $  219,140   $       73    $  219,213
Depreciation and amortization       16,887          139        17,026
Operating income (loss)              1,541         (478)        1,063
Total assets                       210,660          602       211,262
Capital expenditures            $   18,651   $       --    $   18,651

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2002 and 2001
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

9. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets (the "Statements"), effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets as of February 1, 2002 and adoption did not have a material impact on its consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS 144 as of February 1, 2002 and such adoption did not have a significant impact on the Company's financial position or results of operations.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement changes certain aspects of financial accounting and reporting for costs associated with exit or disposal activities. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect the adoption of this statement to have a material effect on our consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings or with the approval of an authorized executive officer of the company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "intend," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the impact on our financial statements of any adjustment to fair value of interest rate swaps, the outcome of securities litigation, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental video amortization and our store closing reserve and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon company management's current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, whether our assumptions turn out to be correct, our inability to attain such estimates and expectations, a downturn in market conditions in any industry relating to the products we inventory, sell or rent, the effects of or changes in economic conditions in the U.S. and or the markets in which we operate our superstores, our success in forecasting customer demand for products, and whether or not the court approves the settlement of the securities litigation (see the discussion of Legal Proceedings in Part II, Item 1 of this Form 10-Q for the three and six months ended July 31, 2002 and subsequent SEC filings) any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in the report.

General

Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of July 31, 2002, we operated 143 superstores averaging approximately 20,000 square feet in small to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. Each of our superstores is company-operated under the name of Hastings.

Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets and expanding our offering of products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ending January 31, 2003 is referred to as fiscal 2002.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets, liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant estimates and assumptions are reviewed, and any required adjustments are recorded, on a monthly basis.

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

Returns Process. In general, merchandise inventory owned by us is returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or change in product offerings. At the end of any reporting period, there is inventory that has been returned to vendors, or is in the process of being returned to vendors, for which cost accruals are required. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. In order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, we utilize an allowance for cost of inventory returns (the "Allowance"). To accrue for such costs and estimate the Allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the Allowance can have a material effect on the financial results of an annual or interim period. In addition, we acknowledge that some portion of our inventory in superstores will eventually be returned to a vendor based on the factors mentioned above. We accrue return costs for these future returns on the same basis as products being returned or in the process of being returned to a vendor. We continually evaluate the returns process and initiate improvements as needed.

Rental Video Cost Amortization. We have a series of direct revenue-sharing agreements with major studios and we anticipate that our future involvement in revenue-sharing agreements will be similar to that of the current fiscal year. Revenue sharing allows us to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. We then share with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased access to additional copies of new releases under revenue-sharing agreements allows customer demand for new releases to be satisfied over a shorter period of time at a time when the new releases are most popular. We expense revenue-sharing payments through rental video cost of revenue, under the terms of the specific contracts with supplying studios, as revenues are recognized. The capitalized cost of all rental video assets acquired for a fixed price is being amortized on an accelerated basis over six months to a salvage value of $4 per unit, except for rental video assets purchased for the initial stock of a new superstore, which are being amortized on a straight line basis over 36 months to a salvage value of $4.

Certain events, including a downturn in the rental video industry as a whole or in the markets within which we operate our superstores, further consolidation of rental video retailers, substantial change in customer demand and change in the mix of rental video revenues, could affect the salvage value we have assigned to our rental video assets. The effect could result in a material reduction of the carrying value of our rental video assets and have a material impact on the financial results of an annual or interim period. In particular, the growth of the DVD market and the shift of consumer purchases from VHS (videocassettes) to DVD could result in a decrease in the salvage value of rental videos. At some point during the rental cycle, a VHS item, as with DVD and games, is available for purchase by a customer as a previously viewed tape ("PVT"). Our current experience is that the amount received for the PVT is higher than our salvage value of that item in our rental inventory. Based in part on this factor and sales of PVTs, we believe our estimate of salvage value is appropriate.

Store Closing Reserve. On a quarterly basis, and in the normal course of business, we evaluate our store base to determine if a need to close or relocate a store(s) is present. Management will evaluate, among other factors, current and future profitability, market trends, age of store and lease status. Upon the appropriate executive approval to close a location, we record charges related to the costs of store closings or relocations. The primary expense items associated with these charges relate to the net present value of minimum lease payments (the present value of remaining lease payments under an active lease) and the write-off of leasehold improvements and other assets not remaining in our possession at the time the location is closed or relocated. The amount recorded can fluctuate based on the age of the closing location, term and remaining years of the lease and the number of stores being closed or relocated. These charges can have a material effect on the financial results of an annual or interim period. Although we actively pursue sublease tenants on all closed or relocated locations, we do not record any estimated sublease income as an offset to any closing or relocation charges until a sublease agreement is executed.

Revenue Recognition. The Company's revenue is primarily from retail sales and rental of our products. Merchandise and rental revenues are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Revenues are presented net of returns and exclude all taxes. Customers may return certain merchandise for exchange or refund within the Company's policies, and an allowance has been established to provide for projected returns. There are no provisions for uncollectible amounts since payment is received at the time of sale. The Company, as with most retailers, also offers gift cards for sale. Deferred revenue, a current liability, is recognized at the time a gift card is sold with the costs of designing, printing and distributing the cards recorded as an expense as incurred. The deferred revenue liability is relieved and revenue is recognized upon the redemption of the gift cards. From time to time the Company will offer sales incentives, in the form of customer rebates, to its customers. Revenue is reduced by the amount of estimated redemptions, based on experience of similar types of rebate offers, and a deferred revenue liability is established. The deferred revenue liability is relieved when the customer has completed all criteria necessary to file a valid rebate claim. Any remaining portion of deferred revenue is recorded as revenue following the termination of the extended redemption period and following completion of all outstanding rebate claims.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.


                                                 Three Months Ended         Six Months Ended
                                                      July 31,                  July 31,
                                                 2002         2001         2002         2001
                                               --------     --------     --------     --------
Merchandise revenue                                78.8%        78.9%        79.2%        79.1%
Rental video revenue                               21.2         21.1         20.8         20.9
                                               --------     --------     --------     --------
      Total revenues                              100.0        100.0        100.0        100.0

Merchandise cost of revenue                        73.7         73.7         73.7         74.5
Rental video cost of revenue                       41.4         43.3         40.5         45.7
                                               --------     --------     --------     --------
      Total cost of revenues                       66.9         67.3         66.8         68.5
                                               --------     --------     --------     --------

      Gross profit                                 33.1         32.7         33.2         31.5

Selling, general and administrative expenses       35.1         31.6         33.7         31.0
Pre-opening expenses                                0.1          0.0          0.1          0.0
                                               --------     --------     --------     --------

Operating income (loss)                            (2.1)         1.1         (0.6)         0.5

Other income (expense):
   Interest expense                                (0.4)        (0.5)        (0.4)        (0.5)
   Interest income                                  1.1           --          0.6           --
   Other, net                                       0.0          0.1          0.0          0.0
                                               --------     --------     --------     --------

      Income (loss) before income taxes            (1.4)         0.7         (0.4)         0.0

Income tax expense (benefit)                         --           --           --           --
                                               --------     --------     --------     --------

      Net income (loss)                            (1.4)%        0.7%        (0.4)%        0.0%
                                               ========     ========     ========     ========

Summary of Superstore Activity

                             Three Months Ended       Six Months Ended       Year Ended
                                   July 31,               July 31,           January 31,
                               2002       2001        2002        2001          2002
                             --------   --------    --------    --------    ------------
Beginning number of stores        141        142         142         142             142
   Openings                         2          1           2           1               5
   Closings                        --         (4)         (1)         (4)             (5)
                             --------   --------    --------    --------    ------------
Ending number of stores           143        139         143         139             142
                             ========   ========    ========    ========    ============

Three months ended July 31, 2002 compared to July 31, 2001

Revenues. Total revenues increased $4.9 million, or 4.5%, for the second quarter of fiscal 2002 to $115.0 million compared to $110.1 million a year ago primarily due to an increase in total comparable store revenues ("Comps") of 4.9%. Elements of total Comps were as follows:

                   Merchandise Comps            5.0%
                   Rental video Comps           4.6%
                   Total Comps                  4.9%

Total merchandise revenue for the second quarter increased $3.7 million, or 4.3%, to $90.6 million compared to $86.9 million last year. Contributing to the increase in gross merchandise revenues were increases in DVD and video games of 47% and 127%, respectively, and book revenues of 5.6% for the three months ended July 31, 2002 over the same period in the prior year. On a percentage basis, merchandise Comp revenue increases were higher than merchandise gross revenue increases primarily because of increased revenue generated from "going-out-of-business" sales for the closing of two stores during the three months ended July 31, 2001, that were excluded from the Comp calculation. Book Comps increased 6.8% over the comparable period in the prior year resulting from several programs we initiated in the second half of last year and the first quarter of fiscal 2002. Partially offsetting these Comp increases was a decline in music Comps of (5.3%) for the current quarter when compared to the same period last year, which we believe is the result of the continuing downturn of the music industry.

Total rental video revenue for the quarter grew $1.2 million, or 5.2%, to $24.4 million, up from $23.2 million a year earlier. This increase was primarily driven by a 103% increase in DVD rentals over the same period last year. The increase in DVD rentals was partially offset by a 22% decline in VHS rentals. The acceptance of DVD by the consumer is the primary reason for the decline in VHS rental revenue, but part of the decline resulted from studios increasing the percentage of rental titles released simultaneously for sale at a lower price-point, which entices the consumer to purchase a title on VHS instead of renting.

Gross Profit. Total gross profit of $38.0 million in the second quarter of fiscal 2002 increased $2.0 million, or 5.6%, from $36.0 million in the second quarter of fiscal 2001. Total gross profit as a percent of total revenue increased for the three months ended July 31, 2002 to 33.1% compared to 32.7% for the same period last year. Merchandise margins as a percent of merchandise revenue were essentially flat at 26.3% for the current quarter when compared to the same quarter last year. Significant changes in the components of merchandise costs are as follows:

     (i) an increase of approximately $2.8 million in the costs associated with distributing and returning merchandise inventory. Approximately $2.6 million of this increase was primarily related to an increase of approximately $9.7 million, or 63%, in the volume of product returned to vendors during the second quarter of fiscal 2002 compared to the same period last year. The higher level of returns was mainly attributable to a planned reduction in inventory levels. In addition, we recorded an increase of approximately $0.2 million in the cost, primarily in human resource related expenditures, of operating our distribution facility largely related to an increase in total merchandise shipments of approximately 5% for the second quarter of fiscal 2002 compared to the same period last year;

     (ii) an increase in net freight expense of approximately $0.7 million, which was primarily caused by the increases in shipments from our distribution and returns facilities detailed above;

     (iii) a decrease of approximately $1.6 million in product costs as a result of a movement in our inventory selection toward higher margin products, particularly related to books;

     (iv) a decline in inventory markdowns during the second quarter of fiscal 2002 of approximately $1.6 million compared to the same period last year primarily due to our automated-progressive markdown programs, which improve our sell-through on slower moving merchandise; and

     (v)   lower merchandise shrinkage of approximately $0.4 million.

Rental video gross profit as a percent of rental revenue increased to 58.6% for the current quarter from 56.7% for the same quarter last year. This increase was primarily due to non-revenue sharing titles, which have historically reflected higher margins, representing a higher percentage of total rental revenues for the second quarter of fiscal 2002 compared to the second quarter of fiscal 2001.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percent of total revenues increased to 35.1% for the quarter ended July 31, 2002 from 31.6% for the same period last year. The increase was primarily the result of:

     (i) a $2.5 million expenditure, recorded at July 31, 2002, for the settlement of the shareholder class action lawsuits (See the discussion of legal proceedings in Part II, Item 1 of this Form 10-Q);

     (ii) a planned increase of approximately $0.8 million in advertising expenditures designed to increase Comp sales and customer traffic;

     (iii) an unplanned increase of approximately $0.5 million in the costs associated with our group healthcare plan, the majority of which was the result of two large medical claims incurred at the end of July 2002; and

     (iv) an increase in other professional fees of approximately $0.3 million primarily related to expenditures for consultants in connection with software upgrades in our human resource systems.

Pre-opening Expenses. Pre-opening expenses were $0.2 million for the three months ended July 31, 2002, as the Company opened two new superstores during the period. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

Interest Expense. Interest expense remained unchanged at $0.5 million for the three months ended July 31, 2002, compared to the three months ended July 31, 2001.

Interest Income. During the second quarter, we recorded interest income of approximately $1.3 million as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. The Company was notified in July 2002 that the payment of the refunds, which totaled approximately $5.4 million, would be processed in August 2002 and would be accompanied by interest payments. The majority of these refunds were received on August 16, 2002.

Income Taxes. We did not record income tax expense for the three months ended July 31, 2002 and 2001 as a result of the reversal of a portion of the valuation allowance related to the net deferred tax asset established in the fourth quarter of fiscal 2000.


Six months ended July 31, 2002 compared to July 31, 2001

Revenues. Total revenues increased $8.7 million, or 4.0%, for the quarter to $227.9 million compared to $219.2 million a year ago primarily due to an increase in total Comps of 5.1%. Elements of total Comps were as follows:

                   Merchandise Comps            5.9%
                   Rental video Comps           2.2%
                   Total Comps                  5.1%

Total merchandise revenue for the six months increased $7.1 million, or 4.1%, to $180.6 million compared to $173.5 million last year. Contributing to the increase in gross merchandise revenues were increases in DVD and video games of 51% and 165%, respectively, for the six months ended July 31, 2002 over the same period in the prior year. On a percentage basis, merchandise Comp revenue increases were higher than merchandise gross revenue increases primarily because of increased revenue generated from "going-out-of-business" sales for the closing of four stores during the six months ended July 31, 2001, that were excluded from the Comp calculation. Book Comps increased 4.9% over the comparable period last year resulting from several programs we initiated in the second half of last year and the first quarter of fiscal 2002. The music industry recorded a decline in shipments of (10.2%) during the first half of 2002, which sustains a downward pressure on retail sales for the industry. In comparison, our revenue generated from the sale of front-line compact discs decreased (7.7%) for the six months ended July 31, 2002; however, with our diverse music product offering including used CDs, music accessories and musical instruments, our overall music category decreased only (4.6%) for the six-month period.

Total rental video revenue for the six months ended July 31, 2002 grew $1.6 million, or 3.5%, to $47.3 million, up from $45.7 million a year earlier driven primarily by a 103% increase in DVD rentals over the same period last year.

Gross Profit. Total gross profit of $75.7 million for the six months ended July 31, 2002 increased $6.5 million, or 9.5%, from $69.2 million for the six months ended July 31, 2001. Total gross profit as a percent of total revenue increased for the six months ended July 31, 2002 to 33.2% compared to 31.5% for the same period last year. Merchandise margin as a percent of merchandise revenues increased to 26.3% for the current six months from 25.5% for the same period last year due primarily to:

     (i) a decline in inventory markdowns of approximately $2.0 million compared to the same period last year primarily due to our automated-progressive markdown programs, which improve our sell-through on slower moving merchandise;

     (ii) a decrease of approximately $1.5 million in product costs as a result of a movement in our inventory selection toward higher margin products, particularly related to books;

     (iii) an increase of approximately $0.4 million in the amount of income from certain trade and purchase discounts resulting from improved cash management; and

     (iv)  lower merchandise shrinkage of approximately $0.1 million.

Partially offsetting these increases were:

     (i) an increase of approximately $2.1 million in the costs associated with distributing and returning merchandise inventory. Approximately $2.0 million of this increase was primarily related to an increase of approximately $11.2 million, or 32%, in the volume of product returned to vendors during the first six months of fiscal 2002 compared to the same period last year. The higher level of returns was mainly attributable to issues discussed above regarding the three months ending July 31, 2002. In addition, we recorded a net increase in other costs associated with the operation of our distribution facility, including human resource related expenditures, of approximately $0.1 million primarily due to an increase in total merchandise shipments of approximately 14% for the six months ended July 31, 2002 compared to the same period last year; and

     (ii) an increase in net freight expense of approximately $0.9, which was primarily caused by the increases in shipments from our distribution and returns facilities detailed above.

Rental video gross profit increased as a percent of rental revenues to 59.5% for the six months ended July 31, 2002 from 54.3% for the same period last year. This increase was primarily due to non-revenue sharing titles, which generally reflect higher margins, representing a higher percentage of total rental revenues.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percent of total revenues increased to 33.7% for the six months ended July 31, 2002 from 31.0% for the same period last year. The increase was primarily the result of:

     (i) a $2.5 million expenditure, recorded at July 31, 2002, for the settlement of the shareholder class action lawsuits (See the discussion of legal proceedings in Part II, Item 1 of this Form 10-Q);

     (ii) a planned increase of approximately $1.8 million in human resource costs primarily associated with the increase in number of new and expanded stores;

     (iii) a planned increase of approximately $1.4 million in advertising expenditures designed to increase Comp sales and customer traffic; and

     (iv) an unplanned increase of approximately $0.5 million in the costs associated with our group healthcare plan, the majority of which was the result of two large medical claims incurred at the end of July 2002.

Pre-opening Expenses. Pre-opening expenses were $0.2 million for the six months ended July 31, 2002, as the Company opened two new superstores during the period. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

Interest Expense. Interest expense was $1.0 million, or 0.4% of revenues, for the six months ended July 31, 2002, compared to $1.1 million, or 0.5% of revenues, in the six months ended July 31, 2001. The slight decrease was due to a decline in interest rates period over period, despite a higher average loan balance outstanding.

Interest Income. During the second quarter, we recorded interest income of $1.3 million as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. The Company was notified in July 2002 that the payment of the refunds, which totaled approximately $5.4 million, would be processed in August 2002 and would be accompanied by interest payments. The majority of these refunds were received on August 16, 2002.

Income Taxes. We did not record income tax expense for the six months ended July 31, 2002 and 2001 as a result of the reversal of a portion of the valuation allowance related to the net deferred tax asset established in the fourth quarter of fiscal 2000.


Liquidity and Capital Resources

We generate cash from operations exclusively from the sale of merchandise and the rental of video products and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our amended revolving credit facility (the "Amended Facility"). We believe our cash flow from operations and borrowings under the Amended Facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2005.

Consolidated Cash Flows

     Operating Activities. Net cash flows from operating activities increased $7.8 million, from $15.2 million for the six months ended July 31, 2001 to $23.0 million for the six months ended July 31, 2002. Besides an increase in net income, the primary reason for the increase in cash flow from operating activities was a greater decline in inventory of approximately $9.6 million during the first six months of fiscal 2002 compared to the first six months of fiscal 2001. Partially offsetting these increases in cash flow from operations was a greater decline in trade accounts payable and accrued expenses of approximately $1.0 million during the first six months of fiscal 2002 compared to the first six months of fiscal 2001.

     Investing Activities. Net cash used in investing activities increased $10.8 million, or 57.8%, to $29.4 million for the six months ended July 31, 2002 from $18.6 million for the six months ended July 31, 2001. This increase was the result of opening two superstores, growth in remodeling activity of certain existing superstores compared to the prior year, and higher procurement of rental video assets relating to the growth of DVD and a higher percentage of purchases of non-revenue sharing titles, which generally cost more per unit than revenue sharing titles. Also included in the current six months were planned computer hardware and software upgrades including expenditures for a new Price Look-up System ("PLU") and Radio Frequency ("RF") system, which will help to improve inventory management and reduce labor costs.

     Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements. For the six months ended July 31, 2002, net borrowings under debt agreements increased $4.1 million compared to the six months ended July 31, 2001. The increase for fiscal 2002 primarily resulted from items described under Operating Activities and Investing Activities above.

Capital Structure. At July 31, 2002, our secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the "Facility") dated August 29, 2000 was effective. The amount outstanding under the Facility was limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and was limited to a ceiling of $70 million, which increased to $80 million between October 15 and December 15 of each year of the Facility, less a $10 million availability reserve. The Facility's interest rate was based on the prevailing prime rate or LIBOR plus 2.00% at our option. The borrowing base under the Facility was limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which could be adjusted to reduce availability under the Facility. The Facility contained no financial covenants, restricted the payment of dividends and included certain other debt and acquisition limitations, allowed for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility was secured by substantially all of the assets of the company and our subsidiaries and was guaranteed by each of our three consolidated subsidiaries. At July 31, 2002, we had $12.5 million in excess availability, after the $10 million availability reserve, under the Facility. At July 31, 2002 and January 31, 2002, respectively, we had borrowings outstanding of $42.3 million and $32.2 million under the Facility. The average rate of interest being charged under the Facility was 4.2% and 6.1% at July 31, 2002 and January 31, 2002, respectively.

On August 23, 2002, we executed an amendment to the Facility (the "Amended Facility"). Under the Amended Facility, the ceiling limit was increased from $70 million to $80 million and the maturity date was extended by two years to August 20, 2005. All other terms and conditions of the Facility remain essentially the same.

We entered into two interest rate swaps, one in November and one in December 2001, with a financial institution in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt thereby reducing our exposure to interest rate volatility. The notional value of each swap is $10 million of our revolving credit facility at fixed interest rates of 2.65% and 2.47%, respectively, for one year. We have designated the interest rate swaps as hedging instruments. At July 31, 2002, the fair value of the interest rate swaps was not significant.

At July 31, 2002, the Company's minimum operating lease commitments remaining for fiscal 2002 were $8.0 million. The present value of total existing minimum operating lease commitments for fiscal years 2003 through 2019 discounted at 9.0% was $52.5 million as of July 31, 2002.


SEASONALITY AND INFLATION

As is the case with many retailers, a significant portion of the Company's revenues, and an even greater portion of its operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. As a result, a substantial portion of the Company's annual earnings has been, and will continue to be, dependent on the results of the fourth fiscal quarter. The Company experiences reduced rentals of video activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music and videocassette titles, the cost of the new release or "best renter" titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect retailers in general and the Company in particular.

The Company does not believe that inflation has materially impacted operating results during the past three years. Substantial increases in costs and expenses could have a significant impact on the Company's operating results to the extent such increases are not passed along to customers.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2002 outstanding balance of the variable rate debt would be approximately $0.3 million, including the effect of interest rate swaps. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. In addition, we do not believe changes in the fair value of the interest rate swaps entered into in November 2001 and December 2001 with notional amounts of $10 million each will be material.


ITEM 4. CONTROLS AND PROCEDURES

In the quarter ended July 31, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

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

On September 12, 2002, the Company announced that an agreement in principle to settle the actions detailed above had been reached. The settlement, which is subject to execution of a final settlement agreement and approval by the court, requires a payment $5.75 million. Amounts remaining under the Company's director and officer insurance policy after payment of litigation expenses are expected to cover a substantial portion of the settlement. The Company estimates that amounts remaining under the policy after all litigation expenses will be approximately $3.25 million and has recorded a loss contingency of $2.5 million, or $0.22 per diluted share. The loss contingency has been recorded in the accompanying financial statements.


ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 19, 2002. The shareholders voted on the following proposals:

A proposal to elect two Directors of Hastings for a term expiring in 2005 was approved by the following vote:

                         NOMINEE                   VOTES FOR      VOTES WITHHELD
                         -------                   ---------      --------------
                   Stephen S. Marmaduke            10,861,341         22,140
                   Daryl L. Lansdale               10,872,202         11,279

A proposal to approve Hastings Entertainment, Inc. 2002 Stock Option Plan for Outside Directors was approved by the following vote:

                           FOR             AGAINST          ABSTAIN
                           ---             -------          -------
                        8,690,361          144,703          358,944

A proposal to approve Hastings Entertainment, Inc. 2002 Stock Grant Plan for Outside Directors was approved by the following vote:

                           FOR             AGAINST          ABSTAIN
                           ---             -------          -------
                        8,676,357          161,017          356,634

A proposal to approve Hastings Entertainment, Inc. 2002 Incentive Stock Plan was approved by the following vote:

                           FOR             AGAINST          ABSTAIN
                           ---             -------          -------
                        8,547,211          271,383          375,414

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Listing of exhibits

10.21 First Amendment to Loan and Security Agreement, dated August 23, 2002 between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc. Agent

99.1     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002

b. No report on Form 8-K was filed by the registrant during the quarter of the fiscal year for which this report on Form 10-Q is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                  HASTINGS ENTERTAINMENT, INC.


Date: September 12, 2002            /s/ Dan Crow
                                    --------------------------------------------
                                    Dan Crow
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                 CERTIFICATIONS

I, John H. Marmaduke, President and Chief Executive Officer of Hastings Entertainment, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hastings Entertainment, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 12, 2002            /s/ John H. Marmaduke
                                    --------------------------------------------
                                    John H. Marmaduke
                                    President and Chief Executive Officer


I, Dan Crow, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of Hastings Entertainment, Inc., certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Hastings Entertainment, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date: September 12, 2002            /s/ Dan Crow
                                    --------------------------------------------
                                    Dan Crow
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                           Description of Documents
-------                          ------------------------
10.21    First Amendment to Loan and Security Agreement, dated August 23, 2002 between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc.
         Agent

99.1     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002