Form 10-Q
period 2002-10-31
HASTINGS ENTERTAINMENT INC
filed 2002-12-09
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q



              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2002

                                       OR

             ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ( )  No (X)


Number of shares outstanding of the registrant's common stock, as of December 6, 2002:

                Class                                Shares Outstanding
---------------------------------------     ------------------------------------
Common Stock, $.01 par value per share                    11,365,396

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
         FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED OCTOBER 31, 2002

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of October 31, 2002 (Unaudited),
              October 31, 2001 (Unaudited) and January 31, 2002                                             3

              Unaudited Consolidated Statements of Operations for the Three and
              Nine Months Ended October 31, 2002 and 2001                                                   4

              Unaudited Consolidated Statements of Cash Flows for the Nine
              Months Ended October 31, 2002 and 2001                                                        5

              Notes to Unaudited Consolidated Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   21

     Item 4.  Controls and Procedures                                                                      21

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            22


     Item 6.  Exhibits and Reports on Form 8-K                                                             22

SIGNATURE PAGE                                                                                             23

CERTIFICATIONS                                                                                             24

INDEX TO EXHIBITS                                                                                          26

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 October 31, 2002 and 2001, and January 31, 2002
                    (Dollars in thousands, except par value)

                                                                                       OCTOBER 31,      OCTOBER 31,    JANUARY 31,
                                                                                          2002             2001           2002
                                                                                       -----------      -----------    -----------
                                        ASSETS                                         (UNAUDITED)      (UNAUDITED)
Current assets:
     Cash                                                                              $     3,421      $     3,844    $     4,319
     Merchandise inventories, net                                                          166,269          146,143        148,265
     Income taxes receivable                                                                    24            6,756          5,377
     Other current assets                                                                    4,635            5,347          5,331
                                                                                       -----------      -----------    -----------
          Total current assets                                                             174,349          162,090        163,292
Property and equipment, net of accumulated depreciation
   of $132,117, $120,184 and $124,644, respectively                                         76,163           65,061         64,811
Deferred income taxes, net                                                                     946               --          1,091
Intangible assets, net                                                                         676              645            646
Other assets                                                                                    37               11             11
                                                                                       -----------      -----------    -----------

                                                                                       $   252,171      $   227,807    $   229,851
                                                                                       ===========      ===========    ===========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

     Current maturities on capital lease obligations                                   $       169      $       153    $       169
     Trade accounts payable                                                                100,535           85,271         86,704
     Accrued expenses and other current liabilities                                         30,342           27,347         26,507
                                                                                       -----------      -----------    -----------
          Total current liabilities                                                        131,046          112,771        113,380
Long term debt, excluding current maturities on capital lease obligations                   46,475           38,458         33,263
Other liabilities                                                                            4,925            6,391          5,864

Commitments and contingencies                                                                   --               --             --

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                  --               --             --
     Common stock, $.01 par value; 75,000,000 shares authorized;
       11,944,544 shares issued and 11,363,729 shares outstanding at October 31, 2002
       11,944,544 shares issued and 11,832,331 shares outstanding at October 31, 2001;
       11,918,035 shares issued and 11,304,022 shares outstanding at January 31, 2002;         119              119            119
     Additional paid-in capital                                                             36,763           36,846         36,850
     Retained earnings                                                                      35,688           33,848         43,368
     Treasury stock, at cost; 580,815 shares, 112,213 shares and 614,013 shares at
       October 31, 2002, and 2001 and January 31, 2002, respectively                        (2,845)            (626)        (2,993)
                                                                                       -----------      -----------    -----------
                                                                                            69,725           70,187         77,344
                                                                                       -----------      -----------    -----------
                                                                                       $   252,171      $   227,807    $   229,851
                                                                                       ===========      ===========    ===========

     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
          For the Three and Nine Months Ended October 31, 2002 and 2001
                (Dollars in thousands, except per share amounts)


                                                 THREE MONTHS ENDED OCTOBER 31,      NINE MONTHS ENDED OCTOBER 31,
                                                     2002              2001              2002              2001
                                                 ------------      ------------      ------------      ------------
Merchandise revenue                              $     86,445      $     82,373      $    267,026      $    255,864
Rental video revenue                                   24,191            20,802            71,493            66,524
                                                 ------------      ------------      ------------      ------------
        Total revenues                                110,636           103,175           338,519           322,388

Merchandise cost of revenue                            66,370            61,491           199,408           190,669
Rental video cost of revenue                           10,222             9,615            29,387            30,510
                                                 ------------      ------------      ------------      ------------
        Total cost of revenues                         76,592            71,106           228,795           221,179
                                                 ------------      ------------      ------------      ------------

        Gross profit                                   34,044            32,069           109,724           101,209

Selling, general and administrative expenses           40,117            37,064           117,030           105,107
Pre-opening expenses                                      150                47               331                81
                                                 ------------      ------------      ------------      ------------

        Operating loss                                 (6,223)           (5,042)           (7,637)           (3,979)

Other income (expense):
   Interest expense                                      (481)             (514)           (1,497)           (1,656)
   Interest income                                         24                --             1,290                --
   Other, net                                              53                39               164               133
                                                 ------------      ------------      ------------      ------------

       Loss before income taxes                        (6,627)           (5,517)           (7,680)           (5,502)

Income tax expense                                         --                --                --                --
                                                 ------------      ------------      ------------      ------------

        Net loss                                 $     (6,627)     $     (5,517)     $     (7,680)     $     (5,502)
                                                 ============      ============      ============      ============

Basic and diluted loss per share                 $      (0.58)     $      (0.46)     $      (0.68)     $      (0.47)
                                                 ============      ============      ============      ============

Weighted-average common shares outstanding:
   Basic and diluted                                   11,364            11,865            11,341            11,821
                                                 ============      ============      ============      ============


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
               For the Nine Months Ended October 31, 2002 and 2001
                             (Dollars in thousands)

                                                                           NINE MONTHS ENDED OCTOBER 31,
                                                                               2002              2001
                                                                           ------------      ------------
     Cash flows from operating activities:
          Net loss                                                         $     (7,680)     $     (5,502)
          Adjustments to reconcile net loss to net cash provided by
         operating activities:
              Depreciation and amortization expense                              29,048            25,054
              Loss on rental videos lost, stolen and defective                    4,001             3,940
              Loss on disposal of non-rental video assets                           253               293
              Non-cash compensation                                                 133               111
              Changes in operating assets and liabilities:
                    Merchandise inventory                                       (13,599)          (13,108)
                    Other current assets                                            697               650
                    Trade accounts payable and accrued expenses                  17,667            11,185
                    Income taxes receivable                                       5,497             1,003
                    Other assets and liabilities, net                              (966)             (337)
                                                                           ------------      ------------
           Net cash provided by operating activities                             35,051            23,289
                                                                           ------------      ------------

     Cash flows from investing activities:
          Purchases of rental video assets                                      (27,992)          (18,351)
          Purchases of property and equipment                                   (21,100)          (12,976)
          Purchase of retail locations                                               --            (1,167)
                                                                           ------------      ------------
           Net cash used in investing activities                                (49,092)          (32,494)
                                                                           ------------      ------------

     Cash flows from financing activities:
          Borrowings under revolving credit facility                            372,911           349,116
          Repayments under revolving credit facility                           (359,573)         (340,006)
          Payments under capital lease obligations                                 (124)             (108)
          Purchase of treasury stock                                               (355)             (650)
          Proceeds from exercise of stock options                                   284               440
                                                                           ------------      ------------
           Net cash provided by financing activities                             13,143             8,792
                                                                           ------------      ------------

     Net decrease in cash                                                          (898)             (413)
     Cash at beginning of period                                                  4,319             4,257
                                                                           ------------      ------------
     Cash at end of period                                                 $      3,421      $      3,844
                                                                           ============      ============



     See accompanying notes to unaudited consolidated financial statements.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2002 and 2001
   (Tabular amounts in thousands, except per share data or as otherwise noted)

1.       BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the "Company", "We", "Our", "Us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the fiscal year 2001.

Certain prior year amounts have been reclassified to conform with the fiscal 2002 presentation.

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

A charge of approximately $0.8 million was recorded in the third quarter of fiscal 2002 for the net present value of minimum lease payments relating to one underperforming superstore to be closed during the fourth quarter of fiscal 2002. Offsetting this charge was a change in estimate during the third quarter of fiscal 2002 of approximately $0.3 million, as a result of negotiating an early buy-out of lease liability on one closed superstore.

Additions to the provision during the third quarter of fiscal 2001 included charges totaling approximately $0.3 million related to the net present value of minimum lease payments on certain closed and relocated superstores. In addition, a charge of approximately $0.3 million was recorded resulting from changes in estimates primarily related to sublease activity on certain closed superstores.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2002 and 2001
   (Tabular amounts in thousands, except per share data or as otherwise noted)


3.       STORE CLOSING RESERVE (CONT'D)

The following tables provide a rollforward of reserves that were established for these charges for the nine months ended October 31, 2002 and 2001.

                                       Future Lease
                                         Payments        Other Costs      Total
                                       ------------      -----------     -------
 Balance at January 31, 2001           $      6,350      $       255     $ 6,605
    Changes in estimates                        263               --         263
    Additions to provision                      369               --         369
    Cash outlay                                (764)            (123)       (887)
                                       ------------      -----------     -------
 Balance at October 31, 2001           $      6,218      $       132     $ 6,350
                                       ============      ===========     =======

                                       Future Lease
                                         Payments        Other Costs      Total
                                       ------------      -----------     -------
 Balance at January 31, 2002           $      5,919      $        13     $ 5,932
    Changes in estimates                       (224)              --        (224)
    Additions to provision                      946              134       1,080
    Cash outlay                              (1,178)            (117)     (1,295)
                                       ------------      -----------     -------
 Balance at October 31, 2002           $      5,463      $        30     $ 5,493
                                       ============      ===========     =======

Payments during the next five years that are to be charged against the reserve are expected to be approximately $1.6 million per year.

4.       AMENDMENT TO CREDIT FACILITY

On August 23, 2002, we executed an amendment to our Revolving Credit Facility agreement with Fleet Retail Finance and The CIT Group/Business Credit, Inc. Under the amendment, the borrowing limit ceiling was increased from $70 million to $80 million and the maturity date was extended by an additional two years to August 20, 2005. All other terms and conditions of the Revolving Credit Facility in place at July 31, 2002 remain essentially the same.

5.       INTEREST INCOME

During the second quarter of fiscal 2002, we recorded interest income of approximately $1.3 million as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. The Company was notified in July 2002 that the payment of the refunds, which totaled approximately $5.4 million, would be processed in August 2002 and would be accompanied by interest payments. All refunds, including interest, were received by October 31, 2002.

6.       LOSS PER SHARE

Options to purchase 1,784,784 and 1,594,755 shares of common stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding at October 31, 2002 and 2001, respectively, were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2002 and 2001
   (Tabular amounts in thousands, except per share data or as otherwise noted)

7.       LITIGATION AND CONTINGENCIES

In 2000, the Company restated its consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following the Company's initial announcement in March 2000 of the requirement for such restatements, nine purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to the Amarillo Division of the Northern District and have been consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. Motions to dismiss these actions were filed by the Company and, on September 25, 2001, were denied by the Court.

On September 12, 2002, the Company announced that an agreement in principle to settle the actions described above had been reached. The settlement requires a payment of $5.75 million ($3.25 million of which the Company estimates will be funded from amounts remaining under the Company's director and officer insurance policy after the payment of litigation expenses) and the assignment to the plaintiff settlement class of any claims the Company may have had against KPMG Peat Marwick, LLP, the Company's outside auditors at the time of the March 7, 2000 announcement. The settlement resolves all claims against the Company, its current and former defendant officers and directors and the defendant underwriters. Based on the foregoing, the Company recorded a loss contingency of $2.5 million, or $0.22 per share, during the second quarter of fiscal 2002. Before completion of the settlement agreements, plaintiffs' counsel informed the Company that the plaintiff settlement class had settled all claims against KPMG, including the claims assigned by the Company. Amended settlement agreements that added the terms of the KPMG settlement with the plaintiff settlement class are expected to be filed in mid December 2002. The settlement is subject to Court approval.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2002 and 2001
   (Tabular amounts in thousands, except per share data or as otherwise noted)

8.       SEGMENT DISCLOSURES

The Company has two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for the three and nine months ended October 31, 2002 and 2001 is presented below.

For the three months ended October 31, 2002:       Retail        Internet
                                                   Stores       Operations        Total
                                                 ---------      ----------      ---------
Total revenue                                    $ 110,598      $       38      $ 110,636
Depreciation and amortization                       10,111              61         10,172
Operating loss                                      (5,890)           (333)        (6,223)
Total assets                                       251,931             240        252,171
Capital expenditures                             $  19,659      $       --      $  19,659

For the three months ended October 31, 2001:       Retail        Internet
                                                   Stores       Operations        Total
                                                 ---------      ----------      ---------
Total revenue                                    $ 103,135      $       40      $ 103,175
Depreciation and amortization                        7,959              69          8,028
Operating loss                                      (4,802)           (240)        (5,042)
Total assets                                       227,252             555        227,807
Capital expenditures                             $  13,843      $       --      $  13,843


For the nine months ended October 31, 2002:        Retail        Internet
                                                   Stores       Operations        Total
                                                 ---------      ----------      ---------
Total revenue                                    $ 338,388      $      131      $ 338,519
Depreciation and amortization                       28,853             195         29,048
Operating loss                                      (6,823)           (814)        (7,637)
Total assets                                       251,931             240        252,171
Capital expenditures                             $  49,090      $        2      $  49,092

For the nine months ended October 31, 2001:        Retail        Internet
                                                   Stores       Operations        Total
                                                 ---------      ----------      ---------
Total revenue                                    $ 322,275      $      113      $ 322,388
Depreciation and amortization                       24,846             208         25,054
Operating loss                                      (3,261)           (718)        (3,979)
Total assets                                       227,252             555        227,807
Capital expenditures                             $  32,494      $       --      $  32,494

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2002 and 2001
   (Tabular amounts in thousands, except per share data or as otherwise noted)

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

In July 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"), effective for fiscal years beginning after June 15, 2002. SFAS 143 addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS 143 requires the capitalization of any retirement costs as part of the total cost of the related long-lived asset and the subsequent allocation of the total expense to future periods using a systematic and rational method. The Company is required to implement SFAS 143 on February 1, 2003, and it has not determined the impact that this statement will have on its consolidated financial position or results of operations.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings or with the approval of an authorized executive officer of the company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "intend," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the impact on our financial statements of any adjustment to fair value of interest rate swaps, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental video amortization and our store closing reserve and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon our management's current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, whether our assumptions turn out to be correct, our inability to attain such estimates and expectations, a downturn in market conditions in any industry relating to the products we inventory, sell or rent, the effects of or changes in economic conditions in the U.S. and or the markets in which we operate our superstores, our success in forecasting customer demand for products, and whether or not the court approves the settlement of the securities litigation (see the discussion of Legal Proceedings in Part II, Item 1 of this Form 10-Q for the three and nine months ended October 31, 2002 and subsequent SEC filings) any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in the report.

General

Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of October 31, 2002, we operated 145 superstores averaging approximately 20,000 square feet in small to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. Each of our superstores is company-operated under the name of Hastings.

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

Returns Process. In general, merchandise inventory owned by us is returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or change in product offerings. At the end of any reporting period, there is inventory that has been returned to vendors, or is in the process of being returned to vendors, or has been identified to be returned to vendors, for which cost accruals are required. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. In order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, we utilize an allowance for cost of inventory returns (the "Allowance"). To accrue for such costs and estimate the Allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the Allowance can have a material effect on the financial results of an annual or interim period. We continually evaluate the returns process and initiate improvements as needed.

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


                                                    Three Months Ended                 Nine Months Ended
                                                        October 31,                       October 31,
                                                   2002             2001             2002             2001
                                                ----------       ----------       ----------       ----------
Merchandise revenue                                   78.1 %           79.8 %           78.9 %           79.1 %
Rental video revenue                                  21.9             20.2             21.1             20.9
                                                ----------       ----------       ----------       ----------
      Total revenues                                 100.0            100.0            100.0            100.0

Merchandise cost of revenue                           76.8             74.6             74.7             74.5
Rental video cost of revenue                          42.3             46.2             41.1             45.9
                                                ----------       ----------       ----------       ----------
      Total cost of revenues                          69.2             68.9             67.6             68.6
                                                ----------       ----------       ----------       ----------

      Gross profit                                    30.8             31.1             32.4             31.4

Selling, general and administrative expenses          36.3             35.9             34.6             32.6
Pre-opening expenses                                   0.1              0.0              0.1              0.0
                                                ----------       ----------       ----------       ----------

Operating loss                                       (5.6)            (4.8)            (2.3)            (1.2)

Other income (expense):
   Interest expense                                  (0.4)            (0.5)            (0.4)            (0.5)
   Interest income                                     0.0               --              0.4               --
   Other, net                                          0.0              0.0              0.0              0.0
                                                ----------       ----------       ----------       ----------

      Loss before income taxes                       (6.0)            (5.3)            (2.3)            (1.7)

Income tax expense (benefit)                            --               --               --               --
                                                ----------       ----------       ----------       ----------

      Net loss                                        (6.0)%           (5.3)%           (2.3)%           (1.7)%
                                                ==========       ==========       ==========       ==========


Summary of Superstore Activity

                                       Three Months Ended         Nine Months Ended      Year Ended
                                           October 31,              October 31,          January 31,
                                       2002         2001         2002         2001          2002
                                     --------    ----------    --------    ----------    -----------
Beginning number of stores                143           139         142           142            142
   Openings                                 3             2           5             3              5
   Closings                                 1            --          (2)           (4)            (5)
                                     --------    ----------    --------    ----------    -----------
Ending number of stores                   145           141         145           141            142
                                     ========    ==========    ========    ==========    ===========

Three months ended October 31, 2002 compared to October 31, 2001

Revenues. Total revenues increased $7.5 million, or 7.2%, for the third quarter of fiscal 2002 to $110.6 million compared to $103.1 million a year ago due primarily to an increase in total comparable store revenues ("Comps") of 6.1%. Elements of total Comps were as follows:

                   Merchandise Comps            4.0%
                   Rental video Comps          14.2%
                   Total Comps                  6.1%

Total merchandise revenue for the third quarter increased $4.0 million, or 4.9%, to $86.4 million compared to $82.4 million last year. Contributing to the increase in total merchandise revenue were increases in DVD and video game revenues of 67% and 171%, respectively, and book revenues of 5.6% for the three months ended October 31, 2002 over the same period in the prior year. Book Comps increased 4.7% over the comparable period in the prior year resulting from improved inventory selection and programs initiated over the past year to grow revenue and improve inventory turns. Partially offsetting these Comp increases was a decline in music Comps resulting primarily from a (12.2%) decrease in new release compact disc revenues for the current quarter, which we believe is the result of the continuing downturn of the music industry. Partially offsetting this decline were higher revenues generated from other music related products resulting in our overall music Comps decreasing (8.4%) for the current quarter when compared to the same period last year.

Total rental video revenue for the quarter grew $3.4 million, or 16.3%, to $24.2 million, up from $20.8 million a year earlier. This increase was primarily driven by a 109% increase in DVD rentals over the same period last year and was partially offset by a 16% decline in VHS rentals. The acceptance of DVD by the consumer is the primary reason for the decline in VHS rental revenue, but part of the decline resulted from studios increasing the percentage of rental titles released simultaneously for sale at a lower price-point, which entices the consumer to purchase a title on VHS instead of renting.

Gross Profit. Total gross profit of $34.0 million in the third quarter of fiscal 2002 increased $2.0 million, or 6.2%, from $32.0 million in the third quarter of fiscal 2001. Total gross profit as a percent of total revenue decreased slightly for the three months ended October 31, 2002 to 30.8% compared to 31.1% for the same period last year. Merchandise gross profit as a percent of merchandise revenue decreased to 23.2% for the current quarter compared to 25.4% for the same quarter last year. Significant changes in the components of merchandise gross profit were:

   (i) an increase in our product cost from 65.2% of merchandise revenue for the three months ended October 31, 2001 to 68.1% for the three months ended October 31, 2002. Factoring in the increase in revenues, this higher cost percentage resulted in lower merchandise gross profit of approximately $1.1 million for the current quarter and was due primarily to reduced margins in music and sale video, resulting from lowering sales prices to meet competitor prices. Partially offsetting these declines was an increase in book gross profit due primarily to a planned move toward higher margin products in this category;

   (ii) an increase in inventory markdowns during the third quarter of fiscal 2002 of approximately $0.5 million compared to the same period last year due primarily to a higher level of non-returnable, non-saleable book items being disposed of during the third quarter;

   (iii) an increase in net freight expense of approximately $0.2 million, caused primarily by an earlier build-up of inventory for the holiday season when compared to the prior year; and

   (iv) an increase of approximately $0.1 million in the costs associated with the returning of merchandise inventory. The volume of returns shipped from our returns facility increased approximately 27.4% for the three months ended October 31, 2002 compared to the same period in the prior year, which resulted in an increase of approximately $0.6 million in overhead and variable labor costs. Those increases were partially offset by a decrease in total returns fees of approximately $0.5 million as a result of improved efficiency and accuracy of the product return process.

Partially offsetting these decreases in gross profit was:

   (i) a decrease of approximately $0.7 million in the costs associated with distributing merchandise inventory due primarily to lower markdowns on certain products being purchased through our distribution facility; and

   (ii)  a decrease in merchandise shrinkage of approximately $0.2 million.


Rental video gross profit as a percent of rental video revenue increased to 57.7% for the current quarter from 53.8% for the same quarter last year. This increase was due primarily to non-revenue sharing titles, which have historically reflected higher margins, representing a higher percentage of total rental video revenue for the third quarter of fiscal 2002 compared to the third quarter of fiscal 2001 and a decline in rental video shrinkage of approximately $0.1 million.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses as a percent of total revenues increased to 36.3% for the quarter ended October 31, 2002 from 35.9% for the same period last year. The increase was primarily the result of:

   (i) an increase in store variable human resource expenses, excluding group healthcare costs, of approximately $1.0 million for the three months ended October 31, 2002 compared to the same period in the prior year. Store human resource productivity remained constant at 13.7% of total revenues for the quarterly periods presented.

   (ii) a planned increase of approximately $0.9 million in advertising expenditures designed to drive Comp sales and customer traffic;

   (iii) an increase of approximately $0.5 million primarily related to increases in depreciation and consultant fees in connection with the implementation of new financial software and upgrades in our human resource systems;

   (iv) an increase in occupancy related costs of approximately $0.4 million due to the increase in operating a greater number of superstore units during the current quarter when compared to last year;

   (v) an increase of approximately $0.3 million in the costs associated with expanding or relocating four superstores and the write-off of fixed assets related to the closing of one superstore during the third quarter of fiscal 2002;

   (vi) an unplanned increase of approximately $0.2 million in the costs associated with our group healthcare plan due primarily to higher than anticipated claims activity; and

   (vii) a planned increase in corporate human resource expenses, excluding group healthcare costs, of approximately $0.2 million.

Partially offsetting these increases in SG&A were lower estimated legal fees of approximately $0.3 million relating to our exposure to various claims and legal actions arising in the ordinary course of business and a reduction of approximately $0.2 million in other SG&A expenses.

Also included in SG&A during the third quarter of fiscal 2002 were net charges of approximately $0.5 million related to the net present value of future minimum lease payments for one superstore to be closed during the fourth quarter 2002 and the effect of a negotiated early buy-out of the lease liability on one closed superstore. These charges compare to net charges of approximately $0.6 million during the third quarter of fiscal 2001 related to the net present value of minimum lease payments on certain closed and relocated superstores and changes in estimates primarily related to sublease activity on certain closed superstores.

Pre-opening Expenses. Pre-opening expenses were $0.1 million for the three months ended October 31, 2002, as the Company opened three new superstores during the period. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

Interest Expense. Interest expense remained unchanged at $0.5 million for the three months ended October 31, 2002, compared to the three months ended October 31, 2001.

Income Taxes. We did not record any income tax benefit for the three months ended October 31, 2002 or 2001 due to application of valuation allowances related to the net deferred tax asset.


Nine months ended October 31, 2002 compared to October 31, 2001

Revenues. Total revenues increased $16.1 million, or 5.0%, for the nine months to $338.5 million compared to $322.4 million a year ago due primarily to an increase in total Comps of 5.4%. Elements of total Comps were as follows:

                   Merchandise Comps            5.3%
                   Rental video Comps           5.9%
                   Total Comps                  5.4%

Total merchandise revenue for the nine months increased $11.2 million, or 4.4%, to $267.0 million compared to $255.8 million last year. Contributing to the increase in gross merchandise revenue were increases in DVD and video game revenues of 57% and 167%, respectively, for the nine months ended October 31, 2002 over the same period in the prior year. On a percentage basis, Comp merchandise revenue increases were higher than gross merchandise revenue increases primarily because of increased revenue generated from "going-out-of-business" sales for the closing of four stores during the nine months ended October 31, 2001, that were excluded from the Comp calculation. Book Comps increased 4.9% over the comparable period last year resulting from improved inventory selection and programs initiated over the past year to grow revenue and improve inventory turns. The music industry recorded a decline in shipments of (10.5%) for the year as of the end of October 2002, which sustains a downward pressure on retail sales for the industry. In comparison, our revenue generated from the sale of new release compact discs decreased (9.1%) for the nine months ended October 31, 2002; however, with our diverse music product offering including used CDs, music accessories and musical instruments, our overall music category decreased only (5.2%) for the nine-month period.

Total rental video revenue for the nine months ended October 31, 2002 grew $5.0 million, or 7.5%, to $71.5 million, up from $66.5 million a year earlier driven primarily by a 105% increase in DVD rentals over the same period last year and was partially offset by a 21% decline in VHS rentals.

Gross Profit. Total gross profit of $109.7 million for the nine months ended October 31, 2002 increased $8.5 million, or 8.4%, from $101.2 million for the nine months ended October 31, 2001. Total gross profit as a percent of total revenues increased for the nine months ended October 31, 2002 to 32.4% compared to 31.4% for the same period last year. Merchandise gross profit as a percent of merchandise revenue decreased slightly to 25.3% for the current nine months from 25.5% for the same period last year due primarily to:

   (i) a slight increase in our product cost of approximately 60 basis points from 66.3% of merchandise revenue for the nine months ended October 31, 2001 to 66.9% for the nine months ended October 31, 2002. However, with the increases in revenue as detailed above, merchandise gross profit dollars increased approximately $2.2 million for the current nine months;

   (ii) an increase of approximately $1.6 million in the costs associated with returning merchandise inventory primarily related to an increase of approximately $16.0 million, or 30%, in the volume of product returned to vendors during the first nine months of fiscal 2002 compared to the same period last year. The higher level of returns was mainly attributable to a planned reduction in inventory levels;

   (iii) an increase in net freight expense of approximately $1.0 million, which was primarily caused by the increases in shipments from our distribution and returns facilities of approximately 21% for the nine months ended October 31, 2002 compared to the same period in the prior year; and

   (iv) higher occupancy related costs of approximately $0.9 million due to the increase in operating a greater number of superstore units during the nine months ended October 31, 2002 when compared to last year.

Partially offsetting these decreases in gross profit was:

   (i) a decline in inventory markdowns of approximately $1.5 million compared to the same period last year due primarily to our automated-progressive markdown programs, which improve our sell-through on slower moving merchandise;

   (ii) an increase of approximately $0.4 million in the amount of income from certain trade and purchase discounts primarily resulting from volume rebates related to merchandise inventory purchases; and

   (iii) a decrease in merchandise shrinkage of approximately $0.3 million.

Rental video gross profit increased as a percent of rental video revenue to 58.9% for the nine months ended October 31, 2002 from 54.1% for the same period last year. This increase was due primarily to non-revenue sharing titles, which generally reflect higher margins, representing a higher percentage of total rental revenues. In addition, rental video shrinkage decreased by approximately $0.5 million for the nine months ended October 31, 2002 when compared to the nine months ended October 31, 2001.

Selling, General and Administrative Expenses. SG&A expenses as a percent of total revenues increased to 34.6% for the nine months ended October 31, 2002 from 32.6% for the same period last year. The increase was primarily the result of:

   (i) a $2.5 million charge, recorded at July 31, 2002, for the settlement of the shareholder class action lawsuits (See the discussion of legal proceedings in Part II, Item 1 of this Form 10-Q);

   (ii) an increase of approximately $2.9 million in store variable human resource expenses, excluding group healthcare costs, for the nine months ended October 31, 2002 compared to the same period last year. As a percent of total revenues, store human resource productivity decreased slightly to 13.1% of total revenues for the current nine month period compared to 12.8% for the same period in the prior year;

   (iii) a planned increase of approximately $2.3 million in advertising expenditures designed to increase Comp sales and customer traffic;

   (iv) an increase of approximately $1.4 million primarily related to increase in depreciation and consultant fees in connection with the implementation of new financial software and upgrades in our human resource systems;

   (v) an unplanned increase of approximately $0.7 million in the costs associated with our group healthcare plan, the majority of which was the result of two large medical claims incurred at the end of July 2002;

   (vi) an increase in corporate human resource expenses, excluding group healthcare costs, of approximately $0.5 million;

   (vii) an increase of approximately $0.4 million in the costs associated with expanding or relocating seven superstores and the write-off of fixed assets related to the closing of one superstore; and

   (viii) an increase of approximately $0.3 million in other SG&A costs.

Also included in SG&A for the nine months ended October 31, 2002 were net charges of approximately $0.8 million primarily related to the net present value of future minimum lease payments for the closing of two superstores, one of which was closed during the third quarter of fiscal 2002 and the other to be closed during the fourth quarter 2002, and the effect of a negotiated early buy-out of lease liability on one closed superstore. These charges compare to net charges of approximately $0.6 million for the nine months ended October 31, 2001 related to the net present value of minimum lease payments on certain closed and relocated superstores and changes in estimates primarily related to sublease activity on certain closed superstores.

Pre-opening Expenses. Pre-opening expenses were $0.3 million for the nine months ended October 31, 2002, as the Company opened five new superstores during the period. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

Interest Expense. Interest expense was $1.5 million, or 0.4% of revenues, for the nine months ended October 31, 2002, compared to $1.7 million, or 0.5% of revenues, in the nine months ended October 31, 2001. The slight decrease was due to a decline in interest rates period over period, despite a higher average loan balance outstanding.

Interest Income. During the second quarter, we recorded interest income of $1.3 million as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. The Company was notified in July 2002 that the payment of the refunds, which totaled approximately $5.4 million, would be processed in August 2002 and would be accompanied by interest payments. All refunds, including interest, were received by October 31, 2002.

Income Taxes. We did not record any income tax benefit for the nine months ended October 31, 2002 or 2001 due to application of valuation allowances related to the net deferred tax asset.


Liquidity and Capital Resources

We generate cash from operations exclusively from the sale of merchandise and the rental of video products and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our amended revolving credit facility (the "Facility"). We believe our cash flow from operations and borrowings under the Facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2005.

Consolidated Cash Flows

     Operating Activities. Net cash flows from operating activities increased $11.8 million, from $23.3 million for the nine months ended October 31, 2001 to $35.1 million for the nine months ended October 31, 2002. Offsetting the increase in our net loss for the nine-month period was a greater increase in trade accounts payable and accrued expenses for the current year-to-date period of approximately $6.5 million associated with extended dating on our trade payables for our seasonal build-up of merchandise inventory. In addition, we recorded a greater decline in income taxes receivable of approximately $4.5 million relating to the receipt of federal income tax refunds during the third quarter of fiscal 2002.

     Investing Activities. Net cash used in investing activities increased $16.6 million, or 51.1%, to $49.1 million for the nine months ended October 31, 2002 from $32.5 million for the nine months ended October 31, 2001. This increase was the result of opening five superstores, growth in remodeling and expansion activity of certain existing superstores compared to the prior year, and higher procurement of rental video assets relating to the growth of DVD and a higher percentage of purchases of non-revenue sharing titles, which generally cost more per unit than revenue sharing titles.

     Financing Activities. Cash provided by financing activities is primarily associated with net borrowings under debt agreements. For the nine months ended October 31, 2002, such net borrowings increased $4.2 million compared to the nine months ended October 31, 2001. The increase for fiscal 2002 primarily resulted from items described under Operating Activities and Investing Activities above.

Capital Structure. On August 23, 2002, we executed an amendment to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the "Facility"). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility's interest rate is based on the prevailing prime rate or LIBOR plus a margin percentage, at our option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility matures on August 20, 2005. At October 31, 2002, we had $19.5 million in excess availability, after the $10 million availability reserve, under the Facility. At October 31, 2002 and January 31, 2002, respectively, we had borrowings outstanding of $45.6 million and $32.2 million under the Facility. The average rate of interest being charged under the Facility was 4.2% and 6.1% at October 31, 2002 and January 31, 2002, respectively.

From time to time, we enter into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt thereby reducing our exposure to interest rate volatility. On October 4, 2002, we cancelled, at no cost, two swap agreements entered into in November and December of 2001 for $10 million each and replaced those agreements with one interest rate swap agreement with a financial institution. The notional value of the swap is $20 million of our revolving credit facility at a fixed interest rate of 2.45% for two years. We have designated the interest rate swap as a hedging instrument. At October 31, 2002, the fair value of the interest rate swap was not significant.

At October 31, 2002, the Company's minimum operating lease commitments remaining for fiscal 2002 were approximately $4.6 million. The present value of total existing minimum operating lease commitments for fiscal years 2003 through 2019 discounted at 9.0% was approximately $69.7 million as of October 31, 2002.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2002 outstanding balance of the variable rate debt would be approximately $0.3 million, including the effect of our interest rate swap. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. In addition, we do not believe changes in the fair value of our interest rate swap entered into in October of 2002 with a notional amount of $20 million will be material.

ITEM 4.  CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Subsequent to the date of their evaluation, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

                                     PART II

ITEM 1.  LEGAL PROCEEDINGS

In 2000, the Company restated its consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following the Company's initial announcement in March 2000 of the requirement for such restatements, nine purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions have been transferred to the Amarillo Division of the Northern District and have been consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. Motions to dismiss these actions were filed by the Company and, on September 25, 2001, were denied by the Court.

On September 12, 2002, the Company announced that an agreement in principle to settle the actions described above had been reached. The settlement requires a payment of $5.75 million ($3.25 million of which the Company estimates will be funded from amounts remaining under the Company's director and officer insurance policy after the payment of litigation expenses) and the assignment to the plaintiff settlement class of any claims the Company may have had against KPMG Peat Marwick, LLP, the Company's outside auditors at the time of the March 7, 2000 announcement. The settlement resolves all claims against the Company, its current and former defendant officers and directors and the defendant underwriters. Based on the foregoing, the Company recorded a loss contingency of $2.5 million, or $0.22 per share, during the second quarter of fiscal 2002. Before completion of the settlement agreements, plaintiffs' counsel informed the Company that the plaintiff settlement class had settled all claims against KPMG, including the claims assigned by the Company. Amended settlement agreements that added the terms of the KPMG settlement with the plaintiff settlement class are expected to be filed in mid December 2002. The settlement is subject to Court approval.

The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  List of Exhibits

 99.1   Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.   Reports on Form 8-K

     On September 12, 2002, the Company filed a current report on Form 8-K reporting, under "Item 5. Other Information," that an agreement in principle had been reached with respect to the shareholder class action lawsuits filed against the Company in fiscal 2000.

     On September 12, 2002, the Company filed a current report on Form 8-K reporting, under "Item 9. Regulation FD Disclosure," that in connection with the filing of the quarterly report on Form 10-Q of the Company that John H. Marmaduke, President and Chief Executive Officer (Principal Executive Officer) and Dan Crow, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) had provided certifications pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                HASTINGS ENTERTAINMENT, INC.


Date:  December 09, 2002            /s/ Dan Crow
                                    ---------------------------
                                    Dan Crow
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

I, John H. Marmaduke, President and Chief Executive Officer (Principal Executive Officer) of Hastings Entertainment, Inc., certify that:

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: December 09, 2002                  /s/ John H. Marmaduke
                                         --------------------------
                                         John H. Marmaduke
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  December 09, 2002          /s/ Dan Crow
                                  ---------------------------
                                  Dan Crow
                                  Vice President and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


  Exhibit
   Number                        Description of Documents
  -------                        ------------------------
    99.1      Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002