Form 10-K
period 2003-01-31
HASTINGS ENTERTAINMENT INC
filed 2003-04-21
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                    FORM 10-K



   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
   OF 1934
         For the fiscal year ended January 31, 2003

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT
   OF 1934
         For the transition period from __________________ to _________________


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

Securities registered pursuant to Section 12(g) of the Act:
         Common Stock, $.01 par value per share
                  (Title of Class)                                            Nasdaq National Market
                                                                      (Name of Exchange on which registered)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [X]     No  [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of July 31, 2002, which was the last business day of the registrant's most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $34,446,865 based upon the closing market price of $5.71 per share of Common Stock on the Nasdaq National Market on that date. (For the purposes of determination of the above-stated amounts, only the directors, executive officers and 5% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all of such persons are affiliates of the registrant.)

Number of shares of $.01 par value Common Stock outstanding as of April 1, 2003:
11,336,473


                       DOCUMENTS INCORPORATED BY REFERENCE


Portions of the proxy statement for the annual meeting of shareholders of the registrant to be held during 2003 are incorporated by reference into Parts II and III of this Form 10-K.

                          HASTINGS ENTERTAINMENT, INC.
                             FORM 10-K ANNUAL REPORT
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2003



                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I
Item 1.     Business.............................................................................            1
Item 2.     Properties...........................................................................            9
Item 3.     Legal Proceedings....................................................................           10
Item 4.     Submission of Matters to a Vote of Security Holders..................................           11

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters................           12
Item 6.     Selected Financial Data..............................................................           13
Item 7.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations....................................................           15
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.............................           24
Item 8.     Financial Statements and Supplementary Data..........................................           25
Item 9.     Changes in and Disagreements with Accountants on Accounting and
                        Financial Disclosure.....................................................           46

PART III
Item 10.    Directors and Executive Officers of the Registrant...................................           47
Item 11.    Executive Compensation...............................................................           47
Item 12.    Security Ownership of Certain Beneficial Owners and Management.......................           47
Item 13.    Certain Relationships and Related Transactions.......................................           47
Item 14.    Controls and Procedures..............................................................           47

PART IV
Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K......................           48

SIGNATURES.......................................................................................           51

CERTIFICATIONS...................................................................................           52

                                     PART I

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings or with the approval of an authorized executive officer of the company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "intend," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, effects of the adoption of Statement of Financial Accounting Standards No. 146 and EITF Issue 02-16, the impact on our financial statements of any adjustment to fair value of interest rate swaps, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental video amortization and our store closing reserve, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon company management's current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, whether our assumptions turn out to be correct, our inability to attain such estimates and expectations, a downturn in market conditions in any industry relating to the products we inventory, sell or rent, the effects of or changes in economic conditions in the U.S., including the impact of the war with Iraq, and or the markets in which we operate our superstores, our success in forecasting customer demand for products, and legal proceedings (see discussion of Legal Proceedings in Part I, Item 3 of this Form 10-K for the fiscal year ended January 31, 2003 and subsequent SEC filings) any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 1. BUSINESS

General

Hastings Entertainment, Inc. is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games, DVDs, used products including CDs, DVDs and video games, video game consoles and DVD players with the rental of videocassettes, video games, DVDs, video game consoles and DVD players in a superstore format. As of April 1, 2003, we operated 146 superstores in small- to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. See note 14 to the consolidated financial statements for more information regarding our operating segments, retail stores and Internet operations. We operate three wholly owned subsidiaries; Hastings Properties, Inc., Hastings Internet, Inc. and Hastings College Stores, Inc. References herein to fiscal years are to the twelve-month periods, which end in January of each following calendar year. For example, the twelve-month period ended January 31, 2003 is referred to as fiscal 2002.


Industry Overview

Music. According to the Recording Industry Association of America ("RIAA"), total music shipments by manufacturers to retailers decreased 8.2% to $12.6 billion in 2002 compared to $13.7 billion in 2001. The majority of this decrease can be found in a decline of almost 9% in shipments for the industry mainstay, the full-length CD, to $12.0 billion in 2002 compared to $12.9 billion in 2001. RIAA attributed this decline in large part to online and physical piracy and the nationwide economic downturn. RIAA is taking steps to combat piracy activities and, according to Hilary Rosen, Chairman and CEO of RIAA, they have increased seizures of counterfeit and pirate CDRs by 89.5% in 2002. In addition, RIAA has implemented several programs designed to educate consumers and legislators on the effects of piracy. Additionally, RIAA has joined forces with the Business Software Alliance and the Computer Systems Policy Project to work together to address piracy issues and enforce existing and suggest new legislation. Industry shipments of cassettes declined sharply during 2002 to $210 million, down 42.3% from 2001, as the format continued to lose favor with music consumers.

Books. The Association of American Publishers estimates total net sales for the book industry will increase approximately 5.5% to $26.9 billion for 2002, up from $25.4 billion in 2001. Trade sales, which include adult and juvenile hardback and paperback categories, exhibited the largest gains on an increase of approximately 8.8% to $6.9 billion, up from $6.4 billion a year earlier. Sales in the professional category, which includes educational and rack-sized paperback books, trailed trade sales closely with an increase of approximately 8.5% to $5.1 billion for 2002, up from $4.7 billion for 2001. Sales of religious books declined 5.8% to approximately $0.9 billion for 2002 compared to $1.0 billion for 2001.

Rental Video. According to Paul Kagan Associates ("Kagan"), consumer spending on rental video increased 2.3% to approximately $8.7 billion in 2002, up from approximately $8.4 billion in 2001. DVD continued its accelerated acceptance rate as DVD households as a percentage of U.S. television households increased to 36.8% for 2002, up from 24% in 2001. Kagan projects that DVD households will increase to almost 70% of U.S. television households by 2006 and the percentage of multi-DVD homes will triple over that same time frame. By comparison, VHS households as a percent of U.S. television households increased to 91.1% for 2002 compared to 88.7% for 2001. Based partially on this data, we believe there remains a viable VHS market despite projections of declining VHS rental and sale revenues.

Although by Kagan estimates, the sale of video increased during 2002, industry rental transactions exceeded sale transactions in excess of 3 to 1, with rentals representing approximately 76% of combined transactions and sales representing approximately 24% of combined transactions. We believe that the DVD format, with its superior picture and sound quality and extra features such as outtakes, director commentary and scene selection, will drive continued growth in the industry. We also believe rental video will continue to be a favored entertainment medium for millions of consumers due to its relatively inexpensive price point, broad selection of new release and catalog (older) movies and ability for "viewer control" of the experience, i.e., start, stop, fast-forward, pause and rewind.


Business Strategy

Our goal is to enhance our position as a leading multimedia entertainment retailer in small- to medium-sized communities by expanding and remodeling existing superstores, opening new superstores in selected markets and offering our products through the Internet. Each element of our business strategy is designed to build consumer awareness of the Hastings concept and achieve high levels of customer loyalty and repeat business. We believe the key elements of this strategy are the following:

Superior Multimedia Concept. Our superstores present a wide variety of products tailored to local preferences in a dynamic and comfortable store atmosphere with exceptional service. Our superstores average approximately 20,000 square feet, with our new superstores generally ranging in size from 10,000 to 25,000 square feet. Our superstores offer customers an extensive product assortment ranging, depending on the specific store, approximately 17,000 to 60,000 book, 9,000 to 30,000 music, 1,000 to 2,000 software, 2,000 to 3,000 periodical, 4,000 to
13,000 video, and 1,000 to 4,000 complementary and accessory titles for sale. We also offer approximately 3,000 to 12,000 used CD, videocassette, DVD and video game titles for sale. In addition, customers can select from 5,000 to 10,000 DVD titles for sale and rent and 12,000 to 20,000 videocassette, DVD and video game selections for rent. Although our superstores' core product assortment tends to be similar, the merchandise mix of each of our superstores is tailored to accommodate the particular demographic profile of the local market in which the superstore operates through the utilization of our proprietary purchasing and inventory management systems. We believe that our multimedia format reduces our reliance on and exposure to any particular entertainment segment and enables us to promptly add exciting new entertainment categories to our product line.

Small to Medium-Sized Market Superstore Focus. We target small- to medium-sized markets with populations of generally less than 50,000 where our extensive product selection, low pricing strategy, efficient operations and superior customer service enable us to become the market's destination entertainment store. We believe that the small- to medium-sized markets where we operate the majority of our superstores present an opportunity to profitably operate and expand our unique entertainment superstore format. In our opinion, these markets typically are underserved by existing book, music or video stores, and our competition generally is locally owned or national-chain specialty stores and general merchandise retailers. We base our merchandising strategy for our superstores on an in-depth understanding of our customers and our individual markets. We strive to optimize each superstore's merchandise selection by using our proprietary information systems to analyze the sales history, anticipated demand and demographics of each superstore's market. In addition, we utilize flexible layouts that enable each superstore to arrange our products according to local interests and to customize the layout in response to new customer preferences and product lines.

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

Low Pricing. Our pricing strategy at our superstores is to offer value to our customers by maintaining prices that are generally competitive with or lower than the prices charged by other retailers in the market. We determine our prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. We believe that our low pricing structure results in part from (i) our ability to purchase directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) our proprietary information systems, improvements to which will enable management to make more precise and targeted purchases and pricing for each superstore, and
(iii) our consistent focus on maintaining low occupancy and operating costs.

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

Expansion Strategy

We plan to open five superstores during fiscal 2003 while continuing our ongoing store expansion and remodeling programs for our existing superstores. We closed one superstore in February 2003. We have identified numerous potential locations for future superstores in under-served, small- to medium-sized markets that meet our new-market criteria. We believe that with our current information systems and distribution capabilities, our infrastructure can support our anticipated rate of expansion and growth for at least the next several years.


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

Superstore Product Selection. Although all Hastings superstores carry a similar core product assortment, the merchandise mix of book, music, software, videocassette and video game selections of each superstore is tailored continually to accommodate the particular demographic profile and demand of the local market in which the superstore operates. We accomplish this customization through our proprietary purchasing, inventory, selection and pricing management systems. The purchasing system analyzes historic consumer purchasing patterns at each individual superstore to forecast customer demand for new releases and anticipate seasonal changes in demand. In addition, our inventory management process continually monitors product sales and videocassette rentals to identify slow-moving books, music, software and sale videocassettes, DVD and video games for return to vendors and rental videocassettes, DVD and video games for sale to customers as previously viewed items or transfer to other superstores. Our pricing management system allows us to identify slow moving products and initiate an automated-progressive markdown program to enhance sell-through while maximizing margin at each subsequent price reduction. It also automatically implements the price change by printing new tags at the store.

Our superstores offer customers an extensive product assortment ranging, depending on the specific store, approximately 17,000 to 60,000 book, 9,000 to 30,000 music, 1,000 to 2,000 software, 2,000 to 3,000 periodical, 4,000 to
13,000 video, and 1,000 to 4,000 complementary and accessory titles for sale. We also offer approximately 3,000 to 12,000 used CD, videocassette, DVD and video game titles for sale. In addition, customers can select from 5,000 to 10,000 DVD titles for sale and 12,000 to 20,000 videocassette, DVD and video game selections for rent. New releases and special offerings in each entertainment product category are prominently displayed and arranged by product category.

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

New Release Allocation. Our buyers use the new release allocation system to purchase new release products for the superstores and have the ability within the system to utilize multiple methods of forecasting demand. By using store-specific sales history, factoring in specific market traits, applying sales curves for similar titles or groups of products and minimizing subjectivity and human emotion for a transaction, the system customizes purchases for each individual superstore to satisfy customer demand. The process provides the flexibility to allow store management to anticipate customer needs, including tracking missed sales and factoring in regional influences. We believe that the new release allocation system enables us to increase revenues by having the optimum levels and selection of products available in each superstore at the appropriate time to satisfy customers' entertainment needs.

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

    Model Stock Calculation/Ordering. Model stock calculation uses store-specific sales, seasonal trends and sophisticated-sales curve fitting to forecast orders. It also accounts for turnaround time from a vendor or our distribution center and tracks historical missed sales to adjust orders to adequately fulfill sales potential. Orders are currently calculated on a weekly basis and transmitted by all superstores to the corporate office to establish a source vendor for the product.

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

Accounting. Our financial accounting software has a flexible, open-systems architecture. We prepare a variety of daily management reports covering store and corporate performance. Detailed financial information for each superstore, as well as for the distribution center and the corporate office, are generated on a monthly basis. Our payroll, accounts payable, cash control, financial planning and certain state and local tax functions are performed in-house.

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


Distribution and Suppliers

Our distribution center is located in a 146,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 21,000 products offered in substantially every superstore. The distribution center also is used in distributing large purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to receive, recycle, process and ship items to be returned to manufacturers and distributors, as well as to transfer and redistribute videocassettes among our superstores. This facility currently provides inventory to all Hastings superstores and is designed to support our anticipated rate of expansion and growth for at least the next several years. We ship products weekly to each Hastings superstore, facilitating quick and responsive inventory replenishment. Approximately 24% of our total product, based on store receipts, is distributed through the distribution center. Approximately 76% of our total product is shipped directly from the vendors to the superstores. We outsource all product transportation from our distribution center to various freight companies.

Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low pricing structure. In fiscal 2002, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three suppliers accounted for approximately 21% of total products purchased during fiscal 2002. While selections from a particular artist or author generally are produced by a single manufacturer, we strive to maintain supplier relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor. Refer to "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - General" for a description of our returns process.


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

We compete in most of our markets with either national entertainment retailers or significant retailers of general merchandise or both. We compete in our sale of books with retailers such as Barnes & Noble, Inc., Books-A-Million, Inc., Borders Group, Inc., Walden Books and B. Dalton Bookseller. We compete in our sale of music with music retailers, such as Transworld Entertainment and consumer electronics stores, including Best Buy and Circuit City. Our principal competitors in the sale and rental of videocassettes are Blockbuster, Inc., Hollywood Entertainment Corp. and Movie Gallery, Inc. In addition, we compete in the sale of books, music and videocassettes and the rental of videocassettes and video games with local entertainment retailers and significant retailers of general merchandise, such as Wal-Mart. Retailers such as Amazon.com, Inc. and Barnes & Noble, Inc., continue to increase their retail sales of entertainment products, such as books and music, via the Internet. We compete with other entertainment retailers on the basis of title selection, the number of copies of popular selections available, store location, visibility and pricing.


Trademarks and Servicemarks

We believe our trademarks and servicemarks, including the servicemarks "Hastings Books Music Video," and "Hastings, Your Entertainment Superstore" have significant value and are important to our marketing efforts. We have registered "Hastings Books Music Video" as a servicemark with the United States Patent and Trademark Office and are in the process of registering "Hastings, Your Entertainment Superstore" and "HardBack Cafe." We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.


Associates

We refer to our employees as associates because of the critical role they play in the success of each Hastings superstore and the Company as a whole. As of January 31, 2003, we employed approximately 6,829 associates; of which 2,378 are full-time and 4,451 are part-time associates. Of this number, approximately 6,171 were employed at retail superstores, 369 were employed at our distribution center and 289 were employed at our corporate offices. None of our associates are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our associates are good.


Executive Officers of the Company

The following is certain information concerning the executive officers of Hastings Entertainment, Inc.

Name                       Age    Position
----                       ---    --------
John H. Marmaduke           55    Chairman of the Board, President and Chief Executive Officer
Dan Crow                    56    Vice President of Finance and Chief Financial Officer
Robert A. Berman            53    Vice President of Store Operations
James S. Hicks              46    Vice President of Product
Alan Van Ongevalle          35    Vice President of Information Systems & Distribution

All executive officers are chosen by the Board of Directors and serve at the Board's discretion. Set forth below is information concerning the business experience of our executive officers.

JOHN H. MARMADUKE, age 55, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company's former parent company, Western Merchandisers, Inc. ("Western"), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart. Mr. Marmaduke also serves on the board of directors of the Video Software Dealers Association (VSDA). Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 30 years.

DAN CROW, age 56, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July of 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and the Financial Executives International and has served as Chief Financial Officer of various retail companies including Discount Auto Parts, Inc., Scotty's, Inc. and Lil' Things, Inc. since 1984.

ROBERT A. BERMAN, age 53, has served as Vice President of Store Operations of the Company since January 1997. From June 1995 to January 1997, Mr. Berman was self-employed in the financial services industry. From January 1989 to June 1995, Mr. Berman served as Vice President and Senior Vice President of Store Operations for Builders Square, Inc., a chain of 185 building material superstores. At Builders Square, Inc., Mr. Berman was responsible for store operations, store planning and design, purchasing and construction.

JAMES S. HICKS, age 46, has served as Vice President of Product of the Company since August of 2002. From August 1999 to August of 2002, Mr. Hicks served as Vice President of Purchasing. From August 1997 to August 1999, Mr. Hicks served as the Senior Director of Purchasing and from April 1994 to August 1997, was the Director of Purchasing. He was a District Leader for the Company from July of 1984 to April 1994. From October 1982 to July 1984, Mr. Hicks served as a company troubleshooter and from April 1982 to October 1982 was a store manager. Mr. Hicks began his career with Hastings in August 1981 as a manager trainee. Prior to joining the Company, Mr. Hicks was the Regional Credit Manager for Liquid Carbonics Corporation, a gas distributor and manufacturer headquartered in Houston.

ALAN VAN ONGEVALLE, age 35, has served as Vice President of Information Systems and Distribution since February 2003. From August 2002 to February 2003, Mr. Van Ongevalle served as Vice President of Marketing and Distribution. From May 2000 to August 2002, Mr. Van Ongevalle served as Vice President of Marketing. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and as Director of Advertising from September 1998 to August 1999. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager, Director of New Stores and the Southern Kansas area through September 1998.



Available Information

We file annual, quarterly and current reports, information statements and other information with the Securities and Exchange. The public may read and copy any materials we file with the SEC at the SEC's public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

The address of our Internet website is www.gohastings.com and through the links on the Investor Relations portion of our website, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Act of 1934. Such material is made available through our website as soon as reasonably practicable after we electronically file or furnish the material with the SEC. In addition, links to officer certifications of financial information and a code of ethics for financial and other executive officers are posted in the Investor Relations section.

ITEM 2. PROPERTIES

As of January 31, 2003, we operated 146 superstores in 21 states located as indicated in the following table:

              NAME OF STATE                                                             NUMBER OF SUPERSTORES
              -------------                                                             ---------------------
              Alabama................................................................            1
              Arkansas...............................................................           11
              Arizona................................................................            7
              Colorado...............................................................            4
              Georgia................................................................            1
              Idaho..................................................................            8
              Illinois...............................................................            1
              Indiana................................................................            1
              Iowa...................................................................            1
              Kansas.................................................................            9
              Kentucky...............................................................            1
              Missouri...............................................................            7
              Montana................................................................            6
              Nebraska...............................................................            4
              New Mexico.............................................................           14
              Oklahoma...............................................................           12
              Tennessee..............................................................            5
              Texas..................................................................           41
              Utah...................................................................            2
              Washington.............................................................            7
              Wyoming................................................................            3
                                                                                             -----
              Total..................................................................          146

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

We actively manage our existing superstores and from time to time close under-performing stores. During fiscal 2002 we closed three superstores and during fiscal 2001 we closed five superstores.

The terms of our superstore leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options, but always with the ability to relocate the store to a more favorable location if desired. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a superstore.

The following table sets forth as of January 31, 2003 the number of superstores that have current lease terms that will expire during each of the following fiscal years and the associated number of superstores for which we have options to extend the lease term:

                                                                       NUMBER OF SUPERSTORES    OPTIONS
                                                                       ---------------------    -------
         Fiscal Year 2003.........................................            14                   12
         Fiscal Year 2004.........................................            18                   17
         Fiscal Year 2005.........................................            14                   13
         Fiscal Year 2006.........................................            12                   12
         Fiscal Year 2007.........................................            18                   18
         Thereafter...............................................            70                   61
                                                                           -----                 ----
         Total....................................................           146                  133


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


ITEM 3. LEGAL PROCEEDINGS

In 2000, we restated our consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following our initial announcement in March 2000 of the requirement for such restatements, nine purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of our current and former directors and officers asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions were transferred to the Amarillo Division of the Northern District and were consolidated. One of the
Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, our current and former directors and officers at the time of our June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. Motions to dismiss these actions were filed by the Company and, on September 25, 2001, were denied by the Court.

On September 12, 2002, we announced that an agreement in principle to settle the actions described above had been reached. The settlement received final approval by the Court on March 10, 2003. The settlement required a payment of $5.75 million on behalf of the defendants in the lawsuits ($3.15 million of which was funded from amounts remaining under our director and officer insurance policy after the payment of litigation expenses) and the assignment to the plaintiff settlement class of any claims the Company may have had against KPMG Peat Marwick, LLP, our outside auditors at the time of the March 7, 2000 announcement. The settlement resolves all claims against the Company, our current and former defendant officers and directors and the defendant underwriters. Based on the foregoing, we recorded a loss contingency of $2.6 million, or $0.22 per share, during fiscal 2002 and all amounts required by the settlement agreement were funded by January 31, 2003. The plaintiff settlement class separately settled all claims against KPMG.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2002.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of Hastings Entertainment, Inc. common stock are listed and traded on The Nasdaq National Market (Nasdaq) under the symbol "HAST". Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq:


                                                            HIGH        LOW
                                                           --------   --------
2002:
First Quarter                                              $  8.440   $  5.200
Second Quarter                                             $  9.200   $  4.950
Third Quarter                                              $  6.150   $  4.000
Fourth Quarter                                             $  6.120   $  4.000

2001:
First Quarter                                              $  3.000   $  1.750
Second Quarter                                             $  3.250   $  2.300
Third Quarter                                              $  8.280   $  2.880
Fourth Quarter                                             $  8.340   $  3.960

As of March 28, 2003, there were approximately 417 holders of record of our Common Stock.

The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, and the operating and financial condition, among other factors. Our current revolving credit facility restricts the payment of dividends. In view of such restrictions, it is unlikely that we will pay a dividend in the foreseeable future.

The information required by this item regarding disclosure of equity compensation plan information will be set forth in our Proxy Statement for our 2003 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2002, under the heading "Compensation Plans," which information is incorporated herein by reference.

ITEM 6.     SELECTED FINANCIAL DATA

The selected consolidated financial and operating data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," and our consolidated financial statements and the notes thereto that appear elsewhere in this report.

                                                                                     Fiscal Year
                                                 --------------------------------------------------------------------------------
(In thousands, except per share and square          2002             2001              2000             1999              1998
foot data)                                       ------------     ------------     ------------     ------------     ------------
INCOME STATEMENT DATA:
Merchandise revenue                              $    395,548     $    379,322     $    370,512     $    364,041     $    320,162
Rental video revenue                                   99,846           92,326           87,691           81,384           78,904
                                                 ------------     ------------     ------------     ------------     ------------
Total revenues                                        495,394          471,648          458,203          445,425          399,066
Merchandise cost of revenue                           292,888          280,054          280,459          270,113          235,915
Rental video cost of revenue(1)                        41,652           41,504           38,022           32,139           49,069
                                                 ------------     ------------     ------------     ------------     ------------
Total cost of revenues                                334,540          321,558          318,481          302,252          284,984
Gross profit                                          160,854          150,090          139,722          143,173          114,082
Selling, general and administrative
expenses(2)(3)(4)                                     158,025          144,053          148,967          141,513          116,521
Pre-opening expenses                                      479              182               33            1,681            1,474
                                                 ------------     ------------     ------------     ------------     ------------
Operating income (loss)                                 2,350            5,855           (9,278)             (21)          (3,913)
Interest expense, net                                  (1,987)          (2,090)          (3,485)          (3,708)          (3,727)
Interest income(5)                                      1,291               --               --               --               --
Gain on sale of mall stores(6)                             --               --               --               --              454
Other, net                                                237              252              197              205              232
                                                 ------------     ------------     ------------     ------------     ------------
Income (Loss) before income taxes                       1,891            4,017          (12,566)          (3,524)          (6,954)
Income tax expense (benefit)                               --               --            2,034           (1,359)          (2,649)
                                                 ------------     ------------     ------------     ------------     ------------
Net income (loss)                                $      1,891     $      4,017     $    (14,600)    $     (2,165)    $     (4,305)
                                                 ============     ============     ============     ============     ============
Basic income (loss) per share                    $       0.17     $       0.34     $      (1.25)    $      (0.19)    $      (0.41)
                                                 ============     ============     ============     ============     ============
Diluted income (loss) per share                  $       0.16     $       0.34     $      (1.25)    $      (0.19)    $      (0.41)
                                                 ============     ============     ============     ============     ============
Weighted-average common shares outstanding -
basic                                                  11,343           11,742           11,645           11,621           10,436

Weighted-average common shares outstanding -
diluted                                                11,779           11,898           11,645           11,621           10,436

OTHER DATA:
Depreciation(7)                                  $     40,223     $     35,393     $     33,155     $     31,626     $     55,331
Capital expenditures(8)                          $     64,664     $     46,495     $     30,482     $     47,427     $     42,568

STORE DATA:
Total selling square footage at end of  period      2,846,955        2,727,446        2,759,735        2,829,269        2,385,432
Comparable-store revenues increase(9)                     5.0%             4.7%             0.1%             4.0%             5.5%


                                                                                          January 31,
                                                ---------------------------------------------------------------------------------
                                                    2003            2002              2001              2000             1999
                                                -----------    --------------    -------------     -------------    -------------
BALANCE SHEET DATA:
Working capital(10)                             $    50,915    $       49,912    $      46,567     $      67,295    $      64,866
Total assets                                        237,522           229,851          213,484           247,933          233,479
Total long-term debt, including current
maturities on capital lease obligations              46,712            33,432           29,610            54,260           44,979
Total shareholders' equity                           79,156            77,344           75,791            90,091           91,869

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

(2) We recorded pre-tax charges of $2.6 million in fiscal 2002 related to the settlement of the shareholder class action lawsuits as described in
         Note 13. These charges reduced net income by $2.6 million or approximately $0.22 per diluted share.

(3) We recorded pre-tax charges of approximately $2.4 million, $1.5 million and $6.5 million in fiscal years 2002, 2001 and 2000, respectively, related to the cost associated with closing superstores. See Note 5 to the consolidated financial statements for further discussion. As a result of these charges, fiscal years 2002, 2001 and 2000 net losses were increased by $2.4 million, $1.5 million and $6.5 million and $0.20, $0.13 and $0.56 per diluted share, respectively.

(4) In fiscal 2000, we recorded $2.7 million in accounting and legal fees associated with the restatement of the first three quarters of fiscal 1999 and the prior four fiscal years. As a result of these fees, fiscal year 2000 net losses were increased by $2.7 million and $0.23 per diluted share.

(5) We recorded interest income of approximately $1.3 million in the second quarter of fiscal 2002 as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. As a result, net income was increased by approximately $0.11 per diluted share.

(6) In fiscal 1996, we established a reserve of $2.5 million ($1.6 million after-tax charge) to cover potential losses related to certain mall store leases that were sold prior to fiscal 1995 to Camelot Music, Inc., which filed for bankruptcy protection in August 1996. In fiscal 1997, the reserve was reduced to $0.5 million, and $1.7 million was included in Gain on sale of mall stores. In fiscal 1998, we were released from any contingent liability on the remaining leases by order of a bankruptcy court. Accordingly, the Company reduced the remaining $0.5 million reserve to zero as of January 31, 1999, thereby decreasing net loss and diluted loss per share for fiscal 1998 by $0.3 million and $.03 per share, respectively.


(7)      Includes amounts associated with our rental video cost amortization.

(8)      Includes procurement of rental video assets.

(9) Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

(10) Working capital is calculated as total current assets less total current liabilities.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and "Item 6. Selected Financial Data" appearing elsewhere in this Annual Report.

General

Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games, DVDs, used products including CDs, DVDs and video games, video game consoles and DVD players with the rental of videocassettes, video games, DVDs, video game consoles and DVD players in a superstore and Internet Web site format. As of January 31, 2003, we operated 146 superstores averaging approximately 20,000 square feet in small- to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. Each of the superstores is wholly owned by the Company and operates under the name of Hastings.

Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding and remodeling existing superstores, opening new superstores in selected markets, and offering our products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2003 is referred to as fiscal 2002.


Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant estimates and assumptions are reviewed, and any required adjustments are recorded, on a monthly basis.

Lower of Cost or Market for Merchandise Inventory. Our merchandise inventories are recorded at the lower of cost or market. As with any retailer, economic conditions, cyclical customer demand and changes in purchasing or distribution can affect the carrying value of inventory. As circumstances warrant, we record lower of cost or market ("LCM") inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated fair value of merchandise inventory by product category and record any adjustment if estimated market value is below cost. Through merchandising and an automated-progressive markdown program, we quickly take the steps necessary to increase the sell-off of slower moving merchandise to eliminate or lessen the effect of any LCM adjustments.

Returns Process. Merchandise inventory owned by us is generally returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or change in product offerings. At the end of any reporting period cost accruals are required for inventory that has been returned to vendors, or is in the process of being returned to vendors, or has been identified to be returned to vendors. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. In order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, we utilize an allowance for cost of inventory returns (the "Allowance"). To accrue for such costs and estimate the Allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the Allowance can have a material effect on the financial results of an annual or interim period.

Rental Video Cost Amortization. We have a series of direct revenue-sharing agreements with major studios and we anticipate that our future involvement in revenue-sharing agreements will be similar to that of fiscal year 2002. Revenue sharing allows us to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. We then share with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased access to additional copies of new releases under revenue-sharing agreements allows customer demand for new releases to be satisfied over a shorter period of time at a time when the new releases are most popular. Under the terms of the specific contracts with supplying studios, we expense revenue-sharing payments through rental video cost of revenue, as revenues are recognized. The capitalized cost of all rental video assets acquired for a fixed price is being amortized on an accelerated basis over six months to a salvage value of $4 per unit, except for rental video assets purchased for the initial stock of a new superstore, which are being amortized on a straight line basis over 36 months to a salvage value of $4.

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

Store Closing Reserve. On a quarterly basis, and in the normal course of business, we evaluate our store base to determine if a need to close or relocate a store(s) is present. Management will evaluate, among other factors, current and future profitability, market trends, age of store and lease status. The primary expense items associated with the closure of a store relate to the net present value of minimum lease payments (the present value of remaining lease payments under an active lease) and the write-off of leasehold improvements and other assets not remaining in our possession at the time the location is closed or relocated. The amount recorded can fluctuate based on the age of the closing location, term and remaining years of the lease and the number of stores being closed or relocated. These charges can have a material effect on the financial results of an annual or interim period. We actively pursue sublease tenants on all closed or relocated locations and the impact of any sublease income is estimated in the determination of the incurred store closing reserve liability.

Revenue Recognition. The Company's revenue is primarily from retail sales and rental of our products. Merchandise and rental revenues are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Revenues are presented net of estimated returns and exclude all taxes. Customers may return certain merchandise for exchange or refund within the Company's policies, and an allowance has been established to provide for projected returns. There are no provisions for uncollectible amounts since payment is received at the time of sale. The Company, as with most retailers, also offers gift cards for sale. Deferred revenue, a current liability, is recognized at the time a gift card is sold with the costs of designing, printing and distributing the cards recorded as an expense as incurred. The deferred revenue liability is relieved and revenue is recognized upon the redemption of the gift cards. From time to time the Company will offer sales incentives, in the form of customer rebates, to its customers. Revenue is reduced by the amount of estimated redemptions, based on experience of similar types of rebate offers, and a deferred revenue liability is established. The deferred revenue liability is relieved when the customer has completed all criteria necessary to file a valid rebate claim. Any remaining portion of deferred revenue is recorded as revenue following the termination of the extended redemption period and following completion of all outstanding rebate claims.

Comparable-Store Revenue. Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of period for the three most recent fiscal years.

                                                                 Fiscal Year
                                                -----------------------------------------------
                                                     2002            2001             2000
                                                -------------    -------------    -------------
Merchandise revenue                                      79.8 %           80.4 %           80.9 %
Rental video revenue                                     20.2             19.6             19.1
                                                -------------    -------------    -------------
     Total revenues                                     100.0            100.0            100.0
Merchandise cost of revenue                              74.0             73.8             75.7
Rental video cost of revenue                             41.7             45.0             43.4
                                                -------------    -------------    -------------
     Total cost of revenues                              67.5             68.2             69.5
     Gross profit                                        32.5             31.8             30.5
Selling, general and administrative expenses             31.9             30.5             32.5
Pre-opening expenses                                      0.1              0.1              0.0
                                                -------------    -------------    -------------
                                                         32.0             30.6             32.5
                                                -------------    -------------    -------------
Operating income (loss)                                   0.5              1.2             (2.0)
Other income (expense):
   Interest expense                                      (0.4)            (0.4)            (0.8)
   Interest income                                        0.3               --               --
   Other, net                                             0.0              0.1              0.0
                                                -------------    -------------    -------------
                                                         (0.1)            (0.3)            (0.8)
                                                -------------    -------------    -------------
     Income (Loss) before income taxes                    0.4              0.9             (2.8)
Income tax expense                                         --               --              0.4
                                                -------------    -------------    -------------
     Net income (loss)                                    0.4 %            0.9 %           (3.2) %
                                                =============    =============    =============



                                           Fiscal Year
                                 --------------------------------
                                   2002        2001        2000
                                 --------    --------    --------
Hastings Superstores:
Beginning number of stores            142         142         147
Openings                                7           5           1
Closings                               (3)         (5)         (6)
                                 --------    --------    --------
Ending number of stores               146         142         142
                                 ========    ========    ========

Fiscal 2002 Compared to Fiscal 2001

Revenues. Total revenues for the fiscal year ending January 31, 2003 were $495.4 million, up $23.7 million, or 5.0%, from $471.7 million for the fiscal year ending January 31, 2002 primarily due to an increase in total comparable-store revenue ("Comps") of 5.0% for the year. Elements of total Comps are as follows:

                      Merchandise Comps     4.8%
                      Rental video Comps    5.9%
                      Total Comps           5.0%

Total merchandise revenues increased $16.2 million, or 4.3% for fiscal 2002 to $395.5 million from $379.3 million for fiscal 2001. The increase in merchandise Comps was driven primarily by year over year increases of approximately 52% and 102% in total sales of DVDs and video games, respectively. Comp increases were partially offset by a decline in music Comps of (6.3%) due primarily to the current malaise of the music industry, which overall experienced a decline of (8.7%) in total shipments of new release compact discs for 2002. Book Comps for the year increased 3.6% as a result of our focus during fiscal 2002 to improve our book department performance. Total rental video revenues for fiscal 2002 increased $7.5 million, or 8.1% to $99.8 million compared to $92.3 million for the prior year primarily due to an increase in rentals of DVD titles of approximately 90% year over year. The increase in DVD rentals was partially offset by a 21% decline in VHS rentals. The acceptance of DVD by the consumer is the primary reason for the decline in VHS rental revenue, but part of the decline resulted from studios increasing the percentage of rental titles released simultaneously for sale at a lower price-point, which entices the consumer to purchase a title instead of renting.

Gross Profit. For fiscal 2002, total gross profit increased 7.2% to $160.9 million, or 32.5% of total revenues, from $150.1, or 31.8% of total revenues for fiscal 2001.

Merchandise gross profit for fiscal 2002, as a percent of merchandise revenue, decreased slightly to 26.0% compared to 26.2% for fiscal 2001 due primarily to reduced margins in music and sale video which resulted from lower sales prices in order to meet competitor pricing. Partially offsetting these declines was an increase in book gross profit due primarily to a planned move toward higher margin products in this category.

Merchandise gross profit dollars for fiscal 2002 increased approximately $3.4 million to $102.7 million from $99.3 million for fiscal 2001. Significant components of this increase in gross profit dollars were:

         (i) higher revenues generating a higher gross profit contribution of approximately $4.0 million, despite a slight increase in our product cost from 67.1% of merchandise revenue for fiscal 2001 to 67.5% for fiscal 2002;

         (ii) a decline in inventory markdowns of approximately $2.6 million compared to last fiscal year due primarily to our automated-progressive markdown programs, which improve our sell-through on slower moving merchandise;

         (iii) a decrease in merchandise shrinkage of approximately $0.5 million; and

         (iv) an increase of approximately $0.4 million from an increase in certain trade and purchase discounts primarily resulting from volume rebates related to merchandise inventory purchases.

Partially offsetting these increases in merchandise gross profit were:

         (i) an increase of approximately $3.6 million in the costs associated with returning merchandise inventory primarily related to an increase of approximately $23.2 million, or 35.7%, in the volume of product returned to vendors during fiscal 2002 compared to fiscal 2001. The higher level of returns was mainly attributable to a planned reduction in inventory levels; and

         (ii) an increase in net freight expense of approximately $1.2 million, which was primarily caused by increases in shipments from our distribution and returns facilities of approximately 15% for fiscal year 2002 compared to fiscal 2001 and higher freight costs.

Rental video gross profit for fiscal 2002 increased $7.4 million, or 14.5%, to $58.2 million up from $50.8 million for fiscal 2001. As a percent of rental video revenue, rental video gross profit increased to 58.3% compared to 55.0% for fiscal 2001. These increases were primarily the result of an increase in rental video gross profit resulting from increases in the rentals of non-revenue sharing titles, which generally reflect higher margins, representing a higher percentage of total rental revenues and improved margins on videos acquired under revenue sharing agreements.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), including store and corporate labor and other overhead costs, for fiscal 2002 increased 9.7% to $158.0 million, or 31.9% of total revenues, from $144.1 million, or 30.5% of total revenues last year. The increase was primarily the result of:

         (i) charges totaling $2.6 million for the settlement of shareholder class action lawsuits;

         (ii) an increase in store variable human resource expenses, excluding group healthcare costs, of approximately $3.8 million. Store human resource productivity decreased slightly to 12.3% of total revenues for fiscal year 2002 compared to 12.1% for fiscal 2001;

         (iii) a planned increase of approximately $3.3 million in advertising expenditures designed to drive Comp revenues and customer traffic;

         (iv) an increase in occupancy related costs of approximately $1.8 million due to the operation of a higher number of superstores during fiscal year 2002 when compared to fiscal year 2001;

         (v) an increase of approximately $1.7 million related primarily to increases in depreciation and consulting fees in connection with the implementation of new financial software and upgrades in our human resource systems; and

         (vi) an unplanned increase of approximately $0.8 million in the costs associated with our group healthcare plan, the majority of which was the result of two large medical claims incurred at the end of July 2002.

         (vii) an increase of approximately $0.6 million in the costs associated with expanding or relocating seven superstores and the write-off of fixed assets related to the closing of one superstore; and

         (viii) an increase of approximately $0.8 million in other miscellaneous SG&A expenses.

Partially offsetting these increases in SG&A were decreases of approximately $1.7 million in net expense associated with the closing of certain superstores and improved sublease activity.

Pre-opening Expenses. Pre-opening expenses were $0.5 million for fiscal 2002, as we opened seven superstores during the year. For fiscal 2001, pre-opening expenses totaled $0.2 million with the opening of five new superstores. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

Interest Expense. For fiscal 2002, when compared to fiscal 2001, interest expense remained constant at 0.4% of total revenues. A higher average loan balance outstanding offset lower interest rates year over year.

Interest Income. During the second quarter, we recorded interest income of approximately $1.3 million as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. The Company was notified in July 2002 that the payment of the refunds, which totaled approximately $5.4 million, would be processed in

August 2002 and would be accompanied by interest payments. All refunds, including interest, were received during fiscal 2002.

Income Taxes. We did not record any income tax expense for fiscal years 2002 and 2001 due to the reduction in the valuation allowance related to the net deferred tax asset.

Net Income (Loss). We recorded net income of $1.9 million, or $0.16 per diluted share for fiscal year 2002 compared to net income of $4.0 million or $0.34 per diluted share reported for fiscal year 2001.


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

The Comp increases in merchandise and rental were partially offset by the operation of three fewer superstores throughout fiscal 2001 compared to fiscal 2000. Total merchandise revenues increased $8.8 million, or 2.4% for fiscal 2001 to $379.3 million from $370.5 million for fiscal 2000. The increase in merchandise Comps was driven primarily by year over year increases of 73% and 114% in total sales of DVDs and video games, respectively. Comp increases were partially offset by a decline in music Comps of (3.5%) due primarily to the current malaise of the music industry, which overall experienced a decline of (4.1%) in total music shipments for 2001. Book Comps for fiscal 2001 increased slightly at 0.3%. Total rental video revenues for fiscal 2001 increased $4.6 million, or 5.2% to $92.3 million compared to $87.7 million for the prior year primarily due to an increase in rentals of DVD titles of 140% year over year.

Gross Profit. For fiscal 2001, total gross profit increased 7.4% to $150.0 million, or 31.8% of total revenues, from $139.7, or 30.5% of total revenues for fiscal 2000.

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

Partially offsetting these increases in merchandise gross profit was an increase of approximately $1.6 million in the costs of operating our distribution center. During fiscal 2001, we implemented a strategy to increase the flow of certain higher turning inventory items through our distribution center. This program enables us to have a better in-stock position for our customers. For the year, the volume of shipments from our distribution center to our superstores increased approximately 42% in fiscal 2001 when compared to fiscal 2000, which resulted in significantly higher operating costs.

Rental video gross profit for fiscal 2001, as a percent of rental video revenue, decreased to 55.0% compared to 56.6% for fiscal 2000 due primarily to:

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A"), including store and corporate labor and other overhead costs, for fiscal 2001 decreased 3.3% to $144.1 million, or 30.6% of total revenues, from $149.0 million, or 32.5% of total revenues last year. This substantial decrease was primarily the result of a higher level of expenses recorded during fiscal 2000 including:

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

Partially offsetting the decreases in SG&A expense listed above was an increase in net advertising costs of approximately $1.8 million year over year. The higher expense was the result of a planned increase in targeted advertising expenditures during fiscal 2001 to increase customer traffic.

Pre-opening Expenses. Pre-opening expenses were $0.2 million for fiscal 2001, as we opened five superstores during the year. For fiscal 2000, pre-opening expenses totaled $33,000 with the opening of one new superstore. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

Interest Expense. During fiscal 2001, interest expense decreased 40.0% to $2.1 million, or 0.4% of total revenues, from $3.5 million, or 0.8% of total revenues for fiscal 2000. This reduction was primarily due to lower interest rates as well as a lower average outstanding borrowing during the current year compared to last year.

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

Liquidity and Capital Resources

We generate cash from operations exclusively from the sale of merchandise and the rental of video products and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our revolving credit facility (the "Facility"). Based on our current internal projections, we believe our cash flow from operations and borrowings under the Facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2005.

Consolidated Cash Flows

     Operating Activities. Net cash flows from operating activities increased $6.4 million, or 14.1% to $51.7 million in fiscal 2002 from $45.3 million in fiscal 2001. In addition to a reduction in net income of approximately $2.1 million in fiscal 2002 compared to fiscal 2001, we recorded a decline in trade accounts payable and accrued expenses of approximately $5.0 million in fiscal 2002 compared to an increase of approximately $11.8 million in fiscal 2001. This variance was primarily the result of increased merchandise returns to vendors and the recording of subsequent reductions of amounts owed to those vendors. Offsetting these declines in cash provided by operations was an increase primarily resulting from a planned decline in merchandise inventory during fiscal 2002 of approximately $5.8 million compared to an increase of approximately $13.9 million during fiscal 2001. In addition, we recorded a greater decrease in income taxes receivable in fiscal 2002 compared to fiscal 2001 of approximately $2.8 million primarily relating to a net increase in the amount of income tax refunds received during fiscal 2002 compared to fiscal 2001.

     Investing Activities. Net cash used in investing activities increased $18.2 million, or 39.1%, from $46.5 million in fiscal 2001 to $64.7 million in fiscal 2002. This increase was due primarily to the increased purchase of rental video assets during fiscal 2002 due to new and expanded superstore activity, increased purchases of DVD and video games to meet customer demand and a higher percentage of our total rental video procurement expended for non-revenue sharing titles, which generally have a higher purchase price than titles purchased under revenue sharing agreements. Additionally, the increase related to expenditures associated with the opening of seven new superstores and the expansion or remodel of nine superstores during fiscal 2002 compared to the opening of five new superstores and the expansion or remodel of seven superstores during fiscal 2001 and an increase in information systems expenditures to install new and upgraded hardware and software systems. Our capital expenditures include store equipment and fixtures, expanding and remodeling existing superstores, upgrading and implementation of information systems technology and the purchase of rental video assets.

     Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (defined below under "Capital Structure"). Cash provided by financing activities increased $11.8 million to $13.1 million in fiscal 2002 compared to $1.2 million in fiscal 2001. This increase was primarily the result of higher net borrowings of approximately $9.4 million under our revolving credit facility for fiscal 2002 compared to fiscal 2001 and lower stock repurchase activity of approximately $2.5 million for fiscal 2002 compared to fiscal 2001.

     On September 18, 2001 we announced a stock repurchase program of up to $5.0 million of our common stock. As of January 31, 2003, a total of approximately 723,000 shares had been purchased at a cost of approximately $3.5 million, for an average cost of $4.89 per share.

Capital Structure. On August 23, 2002, we executed an amendment to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the "Facility"). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility's interest rate is based on the prevailing prime rate or LIBOR plus a margin percentage, at our option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility matures on August 20, 2005. At January 31, 2003, we had $16.4 million in excess availability, after the $10 million availability reserve, under the Facility. At January 31, 2003 and January 31, 2002, respectively, we had borrowings outstanding of $45.7 million and $32.2 million under the Facility. The average rate of interest being charged under the Facility was 4.1% and 6.1% at January 31, 2003 and January 31, 2002, respectively.

From time to time, we enter into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt thereby reducing our exposure to interest rate volatility. On October 4, 2002, we cancelled, at no cost, two swap agreements entered into in November and December of 2001 with an aggregate notional amount of $20 million and replaced those agreements with one interest rate swap agreement with a financial institution. The notional amount of the swap is $20 million with a fixed interest rate of 2.45% for two years. We have designated the interest rate swap as a hedging instrument. At January 31, 2003, the fair value of the interest rate swap was not significant.

At January 31, 2003, our minimum operating lease commitments for fiscal 2003 were approximately $19.0 million. The present value of total existing minimum operating lease commitments for fiscal years 2004 through 2030 discounted at 9.0% was approximately $57.8 million as of January 31, 2003.

Seasonality and Inflation

As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of this quarter. We experience reduced rentals of video activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the war in Iraq, the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of superstore openings, the number and popularity of new book, music and videocassette titles, the cost of the new release or "best renter" titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect our operations.

We do not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS No. 146, certain exit costs were recognized when we committed to a restructuring plan, which may have been before the liability was incurred. The provisions of this statement were effective for exit or disposal activities initiated subsequent to December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

In January, 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." The issue provides guidelines for specific treatment and classification of certain amounts received by a customer from a vendor in connection with product purchased from the vendor. EITF 02-16 is effective prospectively for new arrangements entered into after December 31, 2002. The provisions of EITF 02-16 did not have a significant impact on our financial position or results of operations as of, and for the year ended, January 31, 2003. We are analyzing the provisions of EITF 02-16 for arrangements entered into for fiscal 2003 but have not yet determined the impact on our financial position and results of operations.


         ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2003 outstanding balance of the variable rate debt would be approximately $0.5 million, including the effect of our interest rate swap. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. In addition, we do not believe changes in the fair value of our interest rate swap entered into in October of 2002 with a notional amount of $20 million will be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          HASTINGS ENTERTAINMENT, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                                                             PAGE
Independent Auditors' Reports                                                                                   26

Consolidated Balance Sheets as of January 31, 2003 and 2002                                                     27

Consolidated Statements of Operations
      for the years ended January 31, 2003, 2002 and 2001                                                       28

Consolidated Statements of Shareholders' Equity
      for the years ended January 31, 2003, 2002 and 2001                                                       29

Consolidated Statements of Cash Flows
      for years ended January 31, 2003, 2002 and 2001                                                           30

Notes to Consolidated Financial Statements                                                                      31


SCHEDULE
Financial Statement Schedule - The Financial Statement Schedule
filed as part of this report is listed under Part IV, Item 15.
Exhibits, Financial Statement Schedules and Reports on Form 8-K.                                                50

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Hastings Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. and subsidiaries as of January 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the Index at
Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. and subsidiaries at January 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2003 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                              /s/ Ernst & Young LLP

Fort Worth, Texas
March 14, 2003

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                            January 31, 2003 and 2002
                        (In thousands, except share data)


                                                                                         JANUARY 31,
                                                                                 ----------------------------
                                                                                    2003             2002
                                                                                 ------------    ------------
                                            ASSETS
Current assets
   Cash                                                                          $      4,447    $      4,319
   Merchandise inventories, net                                                       148,395         148,265
   Income taxes receivable                                                                552           5,377
   Prepaid expenses and other current assets                                            5,969           5,331
                                                                                 ------------    ------------

         Total current assets                                                         159,363         163,292
Property and equipment, net                                                            76,283          64,811
Deferred income taxes, net of valuation allowance                                         971           1,091
Intangible assets, net                                                                    717             646
Other assets                                                                     $        188    $         11
                                                                                 ------------    ------------
                                                                                      237,522         229,851
                                                                                 ============    ============
                                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Current maturities on capital lease obligations                               $        193    $        169
   Trade accounts payable                                                              75,712          83,418
   Accrued expenses & other current liabilities                                        32,543          29,793
                                                                                 ------------    ------------
         Total current liabilities                                                    108,448         113,380
Long-term debt, excluding current maturities on capital lease obligations              46,519          33,263
Other liabilities                                                                       3,399           5,864


Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued               --              --
   Common stock, $.01 par value; 75,000,000 shares authorized;                            119             119
      11,944,544 shares in fiscal 2002 and
      11,918,035 shares in fiscal 2001 issued;
      11,336,473 shares in fiscal 2002 and
      11,304,022 shares in fiscal 2001 outstanding
   Additional paid-in capital                                                          36,749          36,850
   Retained earnings                                                                   45,259          43,368
   Treasury stock, at cost                                                             (2,971)         (2,993)
                                                                                 ------------    ------------
                                                                                       79,156          77,344
                                                                                 ------------    ------------
                                                                                      237,522         229,851
                                                                                 ============    ============

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                   Years Ended January 31, 2003, 2002 and 2001
                      (In thousands, except per share data)

                                                                   FISCAL YEAR
                                                   --------------------------------------------
                                                       2002            2001           2000
                                                   ------------    ------------    ------------
Merchandise revenue                                $    395,548    $    379,322    $    370,512
Rental video revenue                                     99,846          92,326          87,691
                                                   ------------    ------------    ------------
         Total revenues                                 495,394         471,648         458,203

Merchandise cost of revenue                             292,888         280,054         280,459
Rental video cost of revenue                             41,652          41,504          38,022
                                                   ------------    ------------    ------------
         Total cost of revenues                         334,540         321,558         318,481
                                                   ------------    ------------    ------------

         Gross profit                                   160,854         150,090         139,722

Selling, general and administrative expenses            158,025         144,053         148,967
Pre-opening expenses                                        479             182              33
                                                   ------------    ------------    ------------

         Operating income (loss)                          2,350           5,855          (9,278)

Other income (expense):
   Interest income                                        1,291              --              --
   Interest expense                                      (1,987)         (2,090)         (3,485)
   Other, net                                               237             252             197
                                                   ------------    ------------    ------------

         Income (Loss) before income taxes                1,891           4,017         (12,566)

Income tax expense                                           --              --           2,034
                                                   ------------    ------------    ------------

         Net income (loss)                         $      1,891    $      4,017    $    (14,600)
                                                   ============    ============    ============

Basic income (loss) per share                      $       0.17    $       0.34    $      (1.25)
                                                   ============    ============    ============

Diluted income (loss) per share                    $       0.16    $       0.34    $      (1.25)
                                                   ============    ============    ============

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                   Years ended January 31, 2003, 2002 and 2001
                        (In thousands, except share data)



                                                COMMON STOCK        ADDITIONAL                   TREASURY STOCK          TOTAL
                                           ---------------------     PAID-IN      RETAINED    --------------------    SHAREHOLDERS'
                                             SHARES      AMOUNT      CAPITAL      EARNINGS     SHARES      AMOUNT        EQUITY
                                           ----------   --------    ----------    --------    --------    --------    ------------
Balances at January 31, 2000               11,736,923   $    117    $   37,402    $ 53,951     107,950    $ (1,379)   $     90,091
Issuance of treasury stock to directors            --         --          (152)         --     (13,672)        186              34
Issuance of stock to employees                 14,927         --          (310)         --     (44,278)        513             203
Exercise of stock options                          --         --          (617)         --     (50,000)        680              63
Net loss                                           --         --            --     (14,600)         --          --         (14,600)
                                           ----------   --------    ----------    --------    --------    --------    ------------

Balances at January 31, 2001               11,751,850        117        36,323      39,351          --          --          75,791
Issuance of stock to employees                 63,655          1           166          --          --          --             167
Purchase of treasury stock                         --         --            --          --     618,470      (3,017)         (3,017)
Exercise of stock options                     102,530          1           361          --      (4,457)         24             386
Net income                                         --         --            --       4,017          --          --           4,017
                                           ----------   --------    ----------    --------    --------    --------    ------------

Balances at January 31, 2002               11,918,035        119        36,850      43,368     614,013      (2,993)         77,344
Issuance of stock to directors                 26,509         --            87          --     (11,775)         58             145
Purchase of treasury stock                         --         --            --          --     104,923        (521)           (521)
Exercise of stock options                          --         --          (188)         --     (99,090)        485             297
Net income                                         --         --            --       1,891          --          --           1,891
                                           ----------   --------    ----------    --------    --------    --------    ------------

Balances at January 31, 2003               11,944,544   $    119    $   36,749    $ 45,259     608,071    $ (2,971)   $     79,156
                                           ==========   ========    ==========    ========    ========    ========    ============

          See accompanying notes to consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                   Years ended January 31, 2003, 2002 and 2001
                             (Dollars in thousands)


                                                                                           FISCAL YEAR
                                                                           --------------------------------------------
                                                                               2002           2001             2000
                                                                           ------------    ------------    ------------
Cash flows from operating activities:
     Net income (loss)                                                     $      1,891    $      4,017    $    (14,600)
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
           Depreciation expense                                                  40,223          35,393          33,155
           Amortization expense                                                      68              73              --
           Loss on rental videos lost, stolen and defective                       5,711           5,179           1,877
           Loss on disposal of non-rental video assets                            1,307           1,615           3,375
           Deferred income taxes                                                    316              --           3,681
           Non-cash compensation                                                    127             115             235
           Changes in operating assets and liabilities:
              Merchandise inventories                                             5,820         (13,948)         21,389
              Prepaid expenses and other current assets                            (638)            129            (492)
              Trade accounts payable and accrued expenses                        (4,956)         11,776           3,112
              Income taxes receivable                                             4,629           1,828          (1,487)
              Other assets and liabilities, net                                  (2,782)           (863)          2,055
                                                                           ------------    ------------    ------------
                 Net cash provided by operating activities                       51,716          45,314          52,300
                                                                           ------------    ------------    ------------

Cash flows from investing activities:
     Purchases of rental video                                                  (37,695)        (27,485)        (21,541)
     Purchase of property, equipment and improvements                           (26,969)        (17,843)         (8,941)
     Purchases of retail locations                                                   --          (1,167)             --
                                                                           ------------    ------------    ------------
                 Net cash used in investing activities                          (64,664)        (46,495)        (30,482)
                                                                           ------------    ------------    ------------

Cash flows from financing activities:
     Borrowings under revolving credit facility                                 542,241         505,135         296,867
     Repayments under revolving credit facility                                (528,791)       (501,159)       (311,041)
     Payments under long-term debt and capital lease obligations                   (168)           (154)        (10,476)
     Purchase of treasury stock                                                    (521)         (3,019)             --
     Proceeds from exercise of stock options                                        315             440              63
                                                                           ------------    ------------    ------------
                 Net cash provided by (used in) financing activities             13,076           1,243         (24,587)
                                                                           ------------    ------------    ------------

Net increase (decrease) in cash                                                     128              62          (2,769)
Cash at beginning of year                                                         4,319           4,257           7,026
                                                                           ------------    ------------    ------------
Cash at end of year                                                        $      4,447    $      4,319    $      4,257
                                                                           ============    ============    ============

          See accompanying notes to consolidated financial statements.

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)



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

                  The Company's fiscal years ended January 31, 2003, 2002 and 2001 are referred to as fiscal 2002, 2001 and 2000, respectively.

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

         (e)      CASH AND CASH EQUIVALENTS

                  The Company considers all short-term investments with original maturities of three months or less to be cash equivalents.

         (f)      MERCHANDISE INVENTORIES

                  Merchandise inventories are recorded at the lower of cost [which approximates the first-in, first-out (FIFO method)] or market.

         (g)      PROPERTY AND EQUIPMENT

                  Property and equipment are recorded at cost and depreciated using the straight-line method, except for rental video assets, which are depreciated using an accelerated depreciation method. Furniture, fixtures, equipment and software are depreciated over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the related lease term or their estimated useful lives. Rental video assets, except for new store stock, are depreciated over six months using an accelerated methodology designed to match the revenue stream of the rental asset. New store stock of rental video assets is depreciated over 36 months using the straight-line method.

                  Property recorded pursuant to capital lease obligations is stated at the present value of the minimum lease payments at the inception of each lease, not in excess of fair value, and amortized on a straight-line basis over the related lease term.

                  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)


                  held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

         (h)      FINANCIAL INSTRUMENTS

                  The carrying amount of long-term debt approximates fair value as of January 31, 2003 and 2002 due to the instruments bearing interest at variable market rates. The carrying amount of accounts payable approximates fair value because of its short maturity period.

                  From time to time, the Company enters into interest rate swap agreements in order to obtain a fixed interest rate on a portion of their outstanding floating rate debt thereby reducing their exposure to interest rate volatility. On October 4, 2002, the Company cancelled, at no cost, two swap agreements entered into in November and December of 2001 with an aggregate notional amount of $20 million and replaced those agreements with one interest rate swap agreement with a financial institution. The notional amount of the swap is $20 million with a fixed interest rate of 2.45% for two years. The Company has designated the interest rate swap as a hedging instrument. Because the relevant terms of the interest rate swaps and the specific cash flows related to the debt they have been designated to hedge are virtually identical, there was no material ineffectiveness required to be recognized in earnings. In addition, there are no components of the derivative instruments' gain or loss that have been excluded from the assessment of hedge effectiveness. At January 31 2003, the fair value of the interest rate swap was not significant.

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

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)



              The following schedule reflects the impact on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation (in thousands, except per share amounts)

                                                                                   2002         2001          2000
                                                                               ----------    -----------   ----------
               Reported net income (loss)                                      $    1,891         $4,017   $  (14,600)
               Less: compensation expense per SFAS No. 123, net of tax                378            166           543
                                                                               ----------    -----------   ----------

               Proforma net income (loss)                                      $    1,513         $3,851   $  (15,143)
                                                                               ==========    ===========   ==========

               Basic income (loss) per share:
                  Reported net income (loss) per share                         $     0.17    $      0.34   $    (1.25)
                  Less: compensation expense per SFAS No. 123, net of tax            0.03           0.01          0.05
                                                                               ----------    -----------   ----------

               Proforma net income (loss) per share                            $     0.14    $      0.33   $    (1.30)
                                                                               ==========    ===========   ==========

               Diluted income (loss) per share:
                  Reported net income (loss) per share                         $     0.16    $      0.34   $    (1.25)
                  Less: compensation expense per SFAS No. 123, net of tax            0.03          0.024         0.05
                                                                               ----------    -----------   ----------

               Proforma net income (loss) per share                            $     0.13    $      0.32   $    (1.30)
                                                                               ==========    ===========   ==========


         (j)      ADVERTISING COSTS

                  Advertising costs for newspaper, television and other media are expensed as incurred. Gross advertising expenses for the fiscal years 2002, 2001, and 2000 were $11.0 million, $9.2 million and $5.9 million, respectively.

         (k)      PRE-OPENING COSTS

                  Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening and are expensed as incurred.

         (l)      INCOME (LOSS) PER SHARE

                  Basic income (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding during the period. Diluted income per share is similarly computed, but includes the effect, when dilutive, of the Company's weighted average number of stock options outstanding.

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

         (n)      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

                  In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS No. 146"). This statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)



                  adoption of SFAS No. 146, certain exit costs were recognized when we committed to a restructuring plan, which may have been before the liability was incurred. The provisions of this statement were effective for exit or disposal activities initiated subsequent to December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial position or results of operations.

                  In January, 2003, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor." The issue provides guidelines for specific treatment and classification of certain amounts received by a customer from a vendor in connection with product purchased from the vendor. EITF 02-16 is effective prospectively for new arrangements entered into after December 31, 2002. The provisions of EITF 02-16 did not have a significant impact on the Company's financial position or results of operations as of, and for the year ended, January 31, 2003. The Company is analyzing the provisions of EITF 02-16 for arrangements entered into for fiscal 2003 but has not yet determined the impact on their financial position and results of operations.




(2)    MERCHANDISE INVENTORIES

       Merchandise inventories consisted of the following:


                                                      2002         2001
                                                   ----------   ----------
Books                                              $   59,942   $   52,870
Music                                                  42,328       50,523
Videos                                                 31,927       26,714
Other                                                  17,862       22,558
                                                   ----------   ----------
                                                      152,059      152,665
 Less allowance for inventory shrinkage and
   obsolescence                                         3,664        4,400
                                                   ----------   ----------
                                                   $  148,395   $  148,265
                                                   ==========   ==========

       During fiscal 2002 and 2001, the Company purchased approximately 21% and 22%, respectively, of all products (defined herein as merchandise inventories and rental videos) from three suppliers.

(3)    PROPERTY AND EQUIPMENT

       Property and equipment consists of the following :

                                                      2002        2001
                                                   ----------   ----------
Rental videos                                      $   57,281   $   52,917
Furniture, equipment and software                      99,151       84,609
Leasehold improvements                                 53,878       49,803
Property under capital leases                           2,126        2,126
                                                   ----------   ----------

                                                      212,436      189,455
         Less accumulated depreciation and
          amortization                                136,153      124,644
                                                   ----------   ----------

                                                   $   76,283   $   64,811
                                                   ==========   ==========

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)



       Accumulated depreciation and amortization of property and equipment includes $1.5 million and $1.4 million of accumulated amortization of equipment under capital leases at January 31, 2003 and 2002, respectively.

       During the fourth quarter of fiscal 2001, the Company's retail store segment recorded a pre-tax charge of $0.7 million. This charge is included in selling, general and administrative expenses and is related to the impairment of leasehold improvements for two superstores in fiscal 2001. Such charge was recorded in accordance with SFAS 121, "Impairment of Long Lived Assets." These superstores continue to operate but did not project cash flow amounts sufficient to recover the book value of the specific assets. Other amounts for impaired assets were recognized in connection with the closing of superstores. Please refer to Note 5 for a description of these amounts.

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

(4)    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

       Accrued expenses and other current liabilities consisted of the following:

                                                                  2002         2001
                                                               ----------   ----------
                 Allowance for cost of inventory returns       $    4,729   $    5,128
                 Deferred gift card revenue                        10,373        9,012
                 Store closing reserve                              2,958        5,932
                 Salaries, vacation and bonus                       4,533        4,283
                 Other                                              9,950        5,438
                                                               ----------   ----------
                    Total                                      $   32,543   $   29,793
                                                               ==========   ==========


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

(5)    STORE CLOSING RESERVE

       From time to time and in the normal course of business, the Company evaluates its superstore base to determine if a need to close a superstore(s) is present. Management evaluates, among other factors, current and future profitability, market trends, age of store and lease status.

       Included in accrued expenses and other liabilities at January 31, 2003 and 2002 are accruals of $2.9 million and $5.9 million, respectively, for the net present value of future minimum lease payments and other costs attributable to closed or relocated superstores, net of estimated sublease income. Charges related to superstore closings in fiscal 2002 amounted to approximately $2.4 million, of which $1.2 million was recorded in the fourth quarter, including $1.1 million in accruals for the net present value of minimum lease payments and $1.3 million for the write-off of leasehold improvements and other assets. The fourth quarter charge of $1.2 included $0.3 million in accruals for the net present value of future minimum lease payments and $0.9 million for the write-off of leasehold improvements and other assets.

       Offsetting these fiscal 2002 charges were changes in estimates in the store closing reserve of approximately $2.0 million, of which $1.7 million was recorded in the fourth quarter of fiscal 2002, primarily as a result of sublease activities for certain closed and relocated superstores.

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)


       Charges related to superstore closings in fiscal 2001 amounted to approximately $1.5 million, including $0.6 million in accruals for the net present value of minimum lease payments and $0.9 million for the write-off of leasehold improvements and other assets.

       Charges related to superstore closings in fiscal 2000 amounted to $6.5 million including $4.6 million in accruals for the net present value of minimum lease payments and $1.6 million for the write-off of leasehold improvements and $0.3 million of other related costs.

       Offsetting these fiscal 2000 charges were changes in estimates in the store closing reserve of $1.6 million, of which $0.8 million was recorded in the fourth quarter of fiscal 2000, as a result of negotiating early buy-outs of certain lease liabilities and sublease activities for certain closed superstores.

       The following table provides a rollforward of reserves that were established for these charges for fiscal 2002, 2001 and 2000:

                                              FUTURE LEASE
                                                PAYMENTS       OTHER COSTS       TOTAL
                                             --------------    ------------    ----------
          Balance at January 31, 2000        $        3,672    $        300    $    3,972
             Additions to provision                   4,617             272         4,889
             Changes in estimates                    (1,571)             --        (1,571)
             Cash outlay, net                          (368)           (317)         (685)
                                             --------------    ------------    ----------
          Balance at January 31, 2001                 6,350             255         6,605

             Additions to provision                     662              --           662
             Changes in estimates                       108              --           108
             Cash outlay, net                        (1,201)           (242)       (1,443)
                                             --------------    ------------    ----------
          Balance at January 31, 2002                 5,919              13         5,932

             Additions to provision                   1,197             217         1,414
             Changes in estimates                    (1,930)             --        (1,930)
             Cash outlay, net                        (2,228)           (230)       (2,458)
                                             --------------    ------------    ----------

          Balance at January 31, 2003        $        2,958    $         --    $    2,958
                                             ==============    ============    ==========



       As of January 31, 2003, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next seven years. Other costs were charged against the reserve in fiscal 2002 as incurred.

(6)    LONG-TERM DEBT

       Long-term debt and capitalized lease obligations consisted of the following:

                                          2002         2001
                                       ----------   ----------
Revolving credit facility              $   45,683   $   32,234
Capitalized lease obligations               1,029        1,198
                                       ----------   ----------
                                           46,712       33,432
        Less current maturities               193          169
                                       ----------   ----------
                                       $   46,519   $   33,263
                                       ==========   ==========

         On August 23, 2002, the Company executed an amendment to its syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the "Facility"). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility's interest rate

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)


         is based on the prevailing prime rate or LIBOR plus a margin percentage, at the Company's option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of the Company's common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and its subsidiaries and is guaranteed by each of Hastings' three consolidated subsidiaries. The Facility matures on August 20, 2005. At January 31, 2003, we had $16.4 million in excess availability, after the $10 million availability reserve, under the Facility. The average rate of interest being charged under the Facility was 4.1% and 6.1% at January 31, 2003 and January 31, 2002, respectively.

         From time to time, the Company enters into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt thereby reducing exposure to interest rate volatility. On October 4, 2002, the Company cancelled, at no cost, two swap agreements entered into in November and December of 2001 with an aggregate notional amount of $20 million and replaced those agreements with one interest rate swap agreement with a financial institution. The notional amount of the swap is $20 million with a fixed interest rate of 2.45% for two years. The Company has designated the interest rate swap as a hedging instrument. At January 31. 2003, the fair value of the interest rate swap was not significant.

         The capitalized lease obligations represent two leases on certain retail space with initial terms of 15 years.

         The aggregate maturities of long-term debt and capitalized lease obligations for years subsequent to fiscal 2002 are as follows:

                2003                   $        193
                2004                            221
                2005                         45,926
                2006                            195
                2007                            109
             Thereafter                          68
                                       ------------
                                       $     46,712
                                       ============

(7)    LEASES

       The Company leases retail space under operating leases with terms ranging from three to 15 years, with certain leases containing renewal options. Lease agreements generally provide for minimum rentals. Some leases also include additional contingent rental amounts based upon specified percentages of sales above predetermined levels. Rental expense for operating leases is comprised of the following:

                                2002          2001         2000
                             ----------    ----------    ----------
Minimum rentals              $   17,457    $   16,619    $   16,783
Contingent rentals                1,431         1,519         1,595
Less sublease income               (343)         (381)         (324)
                             ----------    ----------    ----------

        Rental expense       $   18,545    $   17,757    $   18,054
                             ==========    ==========    ==========

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)



       Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of January 31, 2003 are:

                                                                CAPITAL           OPERATING
                                                                 LEASES             LEASES
                                                             ------------   ------------
2003                                                         $        268   $     18,984
2004                                                                  280         15,584
2005                                                                  283         13,929
2006                                                                  216         12,689
2007                                                                  120         10,557
Thereafter                                                             70         25,625
                                                             ------------   ------------

        Total minimum lease payments                                1,237         97,371
Less sublease income                                                               3,709
                                                                            ------------

        Net minimum lease payments under
          operating leases                                                  $     93,662
                                                                            ============

Less amount representing imputed interest                             208
                                                             ------------

        Total obligations under capital leases                      1,029
    Less current principal maturities of capital lease
      obligations                                                     193
                                                             ------------

        Obligations under capital leases,
          excluding current maturities                       $        836
                                                             ============


       A director of the Company is a limited partner in various limited partnerships that lease land and improvements to the Company under certain lease agreements. During fiscal 2002, 2001 and 2000, the Company made lease payments of $0.5 million, 0.6 million and $0.6 million, respectively related to these lease agreements.

(8)    INCOME TAXES

       Income tax expense (benefit) is comprised of the following:

                                  2002         2001          2000
                               ----------    ----------    ----------
Current federal                $     (287)   $      283    $   (1,075)
Current state and local               (29)            8          (573)
Deferred federal                      287          (264)        3,130
Deferred state and local               29           (27)          552
                               ----------    ----------    ----------

                               $       --    $       --    $    2,034
                               ==========    ==========    ==========

       The difference between expected federal income tax expense (benefit) (computed by applying the statutory rate of 34% to income before income taxes) and actual income tax expense (benefit) is as follows:

                                                      2002         2001           2000
                                                   ----------    ----------    ----------
Computed "expected" tax expense (benefit)          $      643    $    1,366    $   (4,272)
State and local income taxes, net of federal
    income tax effect                                      66           141          (566)
Changes in valuation allowance and other                 (709)       (1,507)        6,872
                                                   ----------    ----------    ----------

                                                   $       --    $       --    $    2,034
                                                   ==========    ==========    ==========

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)



       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                            2002          2001
                                                         ----------    ----------
Deferred tax assets:
    Gift cards                                           $      816    $      694
    Abandoned leases                                          1,259         2,279
    Deferred rent                                               581           589
    Compensated absences                                        387           405
    Deferred compensation                                       400           400
    Deferred lease incentives                                   799           554
    Inventories                                               2,376            --
    Property and equipment                                       --           942
    Net operating loss carryforward                             684            --
    Other                                                     1,017         1,227
                                                         ----------    ----------

          Total deferred tax assets                           8,319         7,090

    Valuation allowance                                      (4,436)       (5,591)
                                                         ----------    ----------
Deferred tax assets, net of valuation allowance
                                                              3,883         1,499

Deferred tax liabilities:
    Inventories                                                  --          (408)
    Property and equipment                                   (2,912)           --
                                                         ----------    ----------

          Total deferred tax liabilities                     (2,912)         (408)
                                                         ----------    ----------

          Net deferred tax assets                        $      971    $    1,091
                                                         ==========    ==========


       During fiscal 2000, the Company reviewed the net deferred tax asset under the provisions set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). While the Company believes the entire deferred tax asset will be realized by future operating results, due to cumulative losses incurred in recent years, the majority of the net deferred tax asset did not meet the criteria for recognition under SFAS 109. As a result, no income tax expense was recorded related to income for fiscal year ending January 31, 2003 as these amounts were recognized as a reduction of the deferred income tax asset valuation allowance.

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)


(9)    INCOME (LOSS) PER SHARE

       The computations for basic and diluted income (loss) per share are as follows:

                                                   Fiscal Year Ended January 31,
                                                  2003         2002        2001
                                               ----------   ----------   ----------
         Net income (loss)                     $    1,891   $    4,017   $  (14,600)
                                               ==========   ==========   ==========

         Average shares outstanding:
           Basic                                   11,343       11,742       11,645
               Effect of stock options                436          156           --
                                               ----------   ----------   ----------
           Diluted                             $   11,779   $   11,898   $   11,645
                                               ==========   ==========   ==========

         Income (Loss) per share:
           Basic                               $     0.17   $     0.34   $    (1.25)
                                               ==========   ==========   ==========

           Diluted                             $     0.16   $     0.34   $    (1.25)
                                               ==========   ==========   ==========

       Options to purchase 798,270 shares of Common Stock at exercise prices ranging from $6.595 to $14.03 per share outstanding at January 31, 2003; 521,974 shares of Common Stock at exercise prices ranging from $4.30 per share to $14.03 per share outstanding at January 31, 2002; and 1,087,083 shares of Common Stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding at January 31, 2001, were not included in the computation of diluted income (loss) per share because their inclusion would have been antidilutive.

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

       The Company's Associate Stock Ownership Plan (ASOP) permits employees who have attained age 21 and completed one year of service and 1,000 hours in 12 consecutive months for part-time associates, to participate in the ASOP. Employer contributions are determined at the discretion of the Company. The Board of Directors has determined that the level of contributions will be made based on attaining operational profit goals as set by the Board of Directors. The contribution is based on a percentage of participants' eligible compensation. Common shares held by the ASOP were 318,084, 271,368 and 199,269 at January 31, 2003, 2002 and 2001,
       respectively. Shares issued and held under the ASOP plan are included as outstanding shares for the purposes of calculating income (loss) per share.

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)


       Amounts expensed related to the 401k and ASOP Plans were $0.6 million, $0.3 million and $0.8 million during fiscal 2002, 2001 and 2000, respectively.

(11)   SHAREHOLDERS' EQUITY

       The Company has six stock option plans: the 1991 and 1994 Stock Option Plans, the 1996 and 2002 Incentive Stock Plan and the 1996 and 2002 Outside Directors Plan (for non-employee directors). A total of 505,900 shares may be granted under each of the 1991 and 1994 Stock Option Plans, 632,375 shares may be granted under the 1996 Incentive Stock Plan, 500,000 shares may be granted under the 2002 Incentive Stock Plan, 101,180 shares may be granted under the 1996 Outside Directors Plan and 100,000 shares may be granted under the 2002 Outside Directors Plan. As of January 31, 2003, the Company had approximately 888,240 shares reserved for future issuances under stock option plans.

       The 1991 and 1994 Stock Option Plans and the 1996 and 2002 Incentive Stock Plan authorize the award of both incentive stock options and non-qualified stock options to purchase common stock to officers, other associates and directors of the Company. The exercise price per share of incentive stock options may not be less than the market price of the Company's common stock on the date the option is granted. The exercise price per share of non-qualified stock options is determined by the Board of Directors or a committee thereof. The term of each option is determined by the Board of Directors and generally will not exceed ten years from the date of grant. In general, each option award vests at 20% per year over five years.

       The 1996 Incentive Stock Plan also authorizes the granting of stock appreciation rights, restricted stock, dividend equivalent rights, stock awards, and other stock-based awards to officers, other associates, directors, and consultants of the Company. There have been no grants of these awards under this plan.

       The Company has a management stock purchase plan that authorizes the issuance of up to 227,655 shares of common stock, pursuant to agreements providing for the purchase of restricted stock units (RSU's). The cost of each RSU is equal to 75% of the fair market value of the common stock of the Company on the date the RSU is awarded. During fiscal years 2002, 2001 and 2000, there were 0, 1,104 and 3,881 RSU's awarded under the Plan, respectively. The Company does not recognize any expense associated with the issuance of RSU's and records deferred compensation amounts equal to the market value of the RSU's. This deferred compensation expense is then amortized using the straight-line method over three years, which is the vesting period of the RSU's. Under this methodology, the Company recorded approximately $1,900, $7,200 and $10,500 of compensation expense in fiscal year 2002, 2001 and 2000 respectively. As of January 31, 2003, 2002 and 2001, there were 2,054, 10,193 and 13,576
       RSU's outstanding under the plan, respectively.

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)



       A summary of information with respect to all stock option plans is as follows:

                                                                             WEIGHTED-
                                                                             AVERAGE
                                                                             EXERCISE
                                                                              PRICE
                                                             OPTIONS       (IN DOLLARS)
                                                           ------------    ------------
Outstanding at January 31, 2000                               1,813,965    $      10.67
    Granted                                                     569,376            3.20
    Exercised                                                   (50,000)           1.27
    Forfeited and expired                                    (1,246,258)          10.50
                                                           ------------    ------------

Outstanding at January 31, 2001                               1,087,083            7.39
    Granted                                                     678,344            2.91
    Exercised                                                  (107,017)           4.40
    Forfeited and expired                                       (63,125)           7.66
                                                           ------------    ------------

Outstanding at January 31, 2002                               1,595,285            5.68
    Granted                                                     353,210            6.66
    Exercised                                                   (99,090)           3.47
    Forfeited and expired                                       (94,066)           6.23
                                                           ------------    ------------

Outstanding at January 31, 2003                               1,755,339    $       5.97
                                                           ============    ============

Reserved and available for grant at January 31, 2003            888,240


       At January 31, 2003, the options outstanding and options exercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.



                                                               WEIGHTED-        WEIGHTED-
                                                               AVERAGE          AVERAGE
                                                            EXERCISE PRICE      REMAINING
                                                OPTIONS      (IN DOLLARS)    CONTRACTUAL LIFE
                                               ----------   --------------   ----------------
RANGE:  $1.27 TO $4.99
Options outstanding at January 31, 2003           951,069   $         3.09         7.83 years
Options exercisable at January 31, 2003           233,351   $         3.16

RANGE:  $5.00 TO $9.99
Options outstanding at January 31, 2003           337,860   $         6.75         8.63 years
Options exercisable at January 31, 2003             7,590   $         9.00

PRICE:  $10.00 TO $14.03
Options outstanding at January 31, 2003           466,410   $        11.27         3.95 years
Options exercisable at January 31, 2003           463,180   $        11.27

       At January 31, 2003, 2002 and 2001, the number of options exercisable was 704,121, 615,823 and 523,716, respectively, and the weighted-average exercise price of those options was $8.55, $9.59 and $10.84, respectively.

       The Company applies APB 25 and related interpretations in accounting for its Plans. Since the Company generally grants stock options, except for RSUs as described above, with an exercise price equal to or greater than the current market price of the stock on the grant date, compensation expense is not recorded.

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)


       The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model for SFAS 123 disclosure purposes, is as follows (in dollars):

                                       EXERCISE PRICE                     FAIR VALUE
                               ------------------------------   ------------------------------
                                 2002       2001       2000       2002       2001       2000
                               --------   --------   --------   --------   --------   --------
Options granted at
market price                   $   6.61   $   2.90   $   3.21   $   3.37   $   1.98   $   1.98
Options granted at prices
exceeding market price         $   7.30   $   3.30   $     --   $   0.18   $   0.06   $     --
Options granted at prices
below market price             $     --   $   1.81   $   2.27   $     --   $   1.54   $   1.52

Total options granted          $   6.66   $   2.91   $   3.20   $   3.31   $   1.96   $   1.98

      The following assumptions were used in the calculation of fair value:


                                     2002        2001        2000
                                   --------    --------    --------
Expected dividend yield            $     --          --          --
Risk-free interest rate                3.00%       6.17%       5.07%
Expected life in years               3 to 5     3 to 10     3 to 10
Volatility                              .57         .82         .60


 (12)  SUPPLEMENTAL CASH FLOW INFORMATION

       Cash payments for interest during fiscal 2002, 2001 and 2000 totaled $2.0 million, $2.1 million and $3.2 million, respectively. Cash payments for income taxes during fiscal 2002, 2001 and 2000 totaled $26,000, $0.5 million and $0.2 million, respectively.

(13)   LITIGATION AND CONTINGENCIES

       In 2000, the Company restated its consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following the Company's initial announcement in March 2000 of the requirement for such restatements, nine purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against the Company and certain of the current and former directors and officers of the Company asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions were transferred to the Amarillo Division of the Northern District and were consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against the Company, its current and former directors and officers at the time of the Company's June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. Motions to dismiss these actions were filed by the Company and, on September 25, 2001, were denied by the Court.

       On September 12, 2002, the Company announced that an agreement in principle to settle the actions described above had been reached and the Court approved the settlement on March 10, 2003. The settlement required a payment of $5.75 million on behalf of the defendants in the lawsuits ($3.15 million of which was funded from amounts remaining under the Company's director and officer insurance policy after the payment of litigation

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)


         expenses) and the assignment to the plaintiff settlement class of any claims the Company may have had against KPMG Peat Marwick, LLP, the Company's outside auditors at the time of the March 7, 2000 announcement. The settlement resolves all claims against the Company, its current and former defendant officers and directors and the defendant underwriters. Based on the foregoing, the Company recorded a loss contingency of $2.6 million, or $0.22 per share, during fiscal 2002 and all amounts required by the settlement agreement were funded by January 31, 2003. The plaintiff settlement class separately settled all claims against KPMG.

         The Company is also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations and cash flows.

(14)     SEGMENT DISCLOSURES

         The Company has two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for fiscal years 2002, 2001 and 2000 is presented below.

FISCAL YEAR 2002               RETAIL     INTERNET
                               STORES     OPERATIONS      TOTAL
                             ----------   ----------    ----------
Total revenue                $  495,113          281    $  495,394
Depreciation expense             39,966          257        40,223
Operating income (loss)           3,424       (1,074)       2, 350
Total assets                    237,308          214       237,522
Capital expenditures             64,640           24        64,664


FISCAL YEAR 2001               RETAIL     INTERNET
                               STORES     OPERATIONS      TOTAL
                             -----------  -----------    ----------
Total revenue                $   471,482          166    $  471,648
Depreciation expense              35,116          277        35,393
Operating income (loss)            6,810         (955)        5,855
Total assets                     229,383          468       229,851
Capital expenditures              46,490            5        46,495


FISCAL YEAR 2000              RETAIL      INTERNET
                              STORES      OPERATIONS      TOTAL
                            ----------    ----------    ----------
Total revenue               $  458,021           182    $  458,203
Depreciation expense            32,759           396        33,155
Operating loss                  (7,287)       (1,991)       (9,278)
Total assets                   212,679           805       213,484
Capital expenditures            29,803           679        30,482

                  Hastings Entertainment, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                            January 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)


(15)     INTERIM FINANCIAL RESULTS (UNAUDITED)

FISCAL YEAR 2002:                                                              QUARTER
-------------------------------------------------------------------------------------------------------------
                                                            First        Second        Third        Fourth
-------------------------------------------------------------------------------------------------------------
Total revenues                                           $  112,845    $  115,038    $  110,636    $  156,875

Total cost of revenues                                       75,237        76,966        76,592       105,746

Selling, general and administrative expenses (a) (c)         36,583        40,331        40,117        40,993

Pre-opening expenses                                             18           163           150           148

Operating income (loss)                                       1,007        (2,422)       (6,223)        9,988

Interest (expense) and other income, net (b)                   (438)          800          (404)         (417)

Income (Loss) before taxes                                      569        (1,622)       (6,627)        9,571

Income tax expense (benefit)                                     --            --            --            --

Net income (loss)                                               569        (1,622)       (6,627)        9,571

Basic income (loss) per share                            $     0.05    $    (0.14)   $    (0.58)   $     0.84

Diluted income (loss) per share                          $     0.05    $    (0.14)   $    (0.58)         0.82


FISCAL YEAR 2001:                                                            QUARTER
-----------------------------------------------------------------------------------------------------------
                                                          First        Second         Third        Fourth
-----------------------------------------------------------------------------------------------------------
Total revenues                                         $  109,111    $  110,101    $  103,175    $  149,261

Total cost of revenues                                     76,013        74,059        71,106       100,380

Selling, general and administrative expenses (c)           33,264        34,779        37,064        38,946

Pre-opening expenses                                           --            34            47           101

Operating income (loss)                                      (166)        1,229        (5,042)        9,834

Interest (expense) and other income, net                     (601)         (446)         (475)         (316)

Income (Loss) before taxes                                   (767)          783        (5,517)        9,518

Income tax expense (benefit)                                   --            --            --            --

Net income (loss)                                            (767)          783        (5,517)        9,518

Basic income (loss) per share                          $    (0.07)   $     0.07    $    (0.46)   $     0.82

Diluted income (loss) per share                        $    (0.07)   $     0.07    $    (0.46)         0.80


(a) The Company recorded a pre-tax charge of $2.6 million, $2.5 of which was recorded in the second quarter of fiscal 2002 and $0.1 million in the fourth quarter of fiscal 2002, related to the settlement of the shareholder class action lawsuits as described in Note 13.

(b) The Company recorded interest income of approximately $1.3 million in the second quarter of fiscal 2002 as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998.

(c) The Company recorded pre-tax charges of approximately $1.2 million in each the third and fourth quarter of fiscal 2002 and $0.5 million and $1.0 million in the third and fourth quarter of fiscal year 2001. These charges related to the closing of superstores as described in Note 5.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our Proxy Statement for our 2003 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2002 (our "Proxy Statement"), under the heading "Proposal No. 1: Election of Two Directors," which information is incorporated herein by reference. The information required by this item regarding compliance with
Section 16(a) of the Securities Exchange Act of 1934 will be set forth in our Proxy Statement under the heading "Compliance with Section 16(a) of the Securities Exchange Act of 1934," which is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading "Executive Officers of the Company" in Part I of this Form 10-K, which information is incorporated herein by reference.


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


ITEM 14. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future occurrences and there can be no assurance that any design will succeed in obtaining its stated goals under all possible circumstances.

Subsequent to the date of their evaluation, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The following consolidated financial statements of the Company are included in Part II, Item 8:

                   Independent Auditors' Reports............................................         26
                   Consolidated Balance Sheets as of January 31, 2003 and 2002..............         27
                   Consolidated Statements of Operations for the years ended
                       January 31, 2003, 2002 and 2001......................................         28
                   Consolidated Statements of Shareholders' Equity for the years
                       ended January 31, 2003, 2002 and 2001................................         29
                   Consolidated Statements of Cash Flows for the years ended
                       January 31, 2003, 2002 and 2001......................................         30
                   Notes to Consolidated Financial Statements...............................         31

         2. The following financial statement schedules and other information required to be filed by Items 8 and 15(d) of Form 10-K are included in
         Part IV:

                   Schedule II - Valuation and Qualifying Accounts..........................         50

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

     Exhibit
      Number                             Description
     --------                            -----------
          3.1       (1)     Third Restated Articles of Incorporation of the Company.
          3.2       (1)     Amended and Restated Bylaws of the Company.
          4.1       (1)     Specimen of Certificate of Common Stock of the Company.
          4.2       (1)     Third Restated Articles of Incorporation of the Company (see 3.1 above).
          4.3       (1)     Amended and Restated Bylaws of the Company (see 3.2 above).
         10.1       (1)     Form of Indemnification Agreement by and between the Company and its directors and executive officers.
         10.2  *    (1)     Hastings Amended 1996 Incentive Stock Plan.
         10.3  *    (1)     Hastings 1994 Stock Option Plan.
         10.4  *    (1)     Hastings 1991 Stock Option Plan.
         10.5  *    (1)     Hastings Entertainment, Inc. Associates' 401(k) Plan and Trust.
         10.6  *    (1)     Hastings Employee Stock Ownership Plan Trust Agreement.
         10.7  *    (1)     Chief Executive Officer Stock Option, as amended.
         10.8  *    (1)     Corporate Officer Incentive Plan.
         10.9  *    (1)     Management Stock Purchase Plan.
        10.10  *    (1)     Management Incentive Plan.
        10.11  *    (1)     Salary Incentive Plan.
        10.12  *    (1)     Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.
        10.13  *    (4)     Agreement dated January 31, 2001 between John H. Marmaduke and the Company
        10.14       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for warehouse space located at Sunset Center in Amarillo, Texas.
        10.15       (1)     Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.
        10.16   *   (1)     Stock Grant Plan for Outside Directors.
        10.17   *   (1)     Form of Employment Agreement by and between the Company and certain of its executives.

        10.18       (2)     Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.
        10.19       (3)     Loan and Security Agreement dated August 29, 2000 between Hastings Entertainment, Inc. and
                            Fleet Retail Finance, Inc., Agent.
        10.20       (5)     International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment,
                            Inc. and Fleet National Bank
         21.1       (1)     Subsidiaries of the Company.
         23.1       (6)     Consent of Ernst and Young LLP
         24.1       (6)     Powers of Attorney (included on signature page)
         99.1       (6)     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


-------------------------------------------------------------------------------

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

         (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.

         (6)      Filed herewith


(b)      Reports on Form 8-K
         (i) On December 9, 2002, the Company filed a current report on Form 8-K reporting, under "Item 9. Regulation FD Disclosure," the officer certification of financial information required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Financial Statement Schedule II -

                          HASTINGS ENTERTAINMENT, INC.
                 Valuation and Qualifying Accounts and Reserves
                   Years Ended January 31, 2003, 2002 and 2001
                             (Amounts in thousands)


                                                                      FISCAL YEAR
                                                         --------------------------------------
                                                            2002         2001          2000
                                                         ----------    ----------    ----------
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
   Balance at the beginning of period                    $    4,580    $    3,533    $    2,544
   Additions charged to costs and expenses                   10,697        14,308        14,698
   Deductions for write-offs                                (11,393)      (13,261)      (13,709)
                                                         ----------    ----------    ----------
   Balance at end of period                              $    3,884    $    4,580    $    3,533
                                                         ==========    ==========    ==========

Reserves added to liabilities:
Allowance for costs of inventory returns:
   Balance at the beginning of period                    $    5,128    $    7,543    $    9,463
   Additions charged to costs and expenses (1)                5,975         3,858        10,247
   Deductions for write-offs                                 (6,374)       (6,273)      (12,167)
                                                         ----------    ----------    ----------
   Balance at end of period                              $    4,729    $    5,128    $    7,543
                                                         ==========    ==========    ==========


(1) Total returns expense was $9.9 million, $6.3 million and $12.2 million for the fiscal years 2002, 2001 and 2000, respectively. The table does not include the cost of operating our return center ($3.9 million, $2.4 million and $2.0 million for the fiscal years 2002, 2001 and 2000, respectively), which is recorded directly to returns expense.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant, thereunto duly authorized:

                                HASTINGS ENTERTAINMENT, INC.


DATE: April 21, 2003            By: /s/ Dan Crow
                                    ------------
                                    Dan Crow
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


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

Signature                                Title                                                           Date
---------                                -----                                                           ----
/s/ John H. Marmaduke                    Chairman of the Board, President and Chief Executive            April 4, 2003
--------------------------               Officer (Principal Executive Officer)
John H. Marmaduke

/s/ Peter A. Dallas                      Director                                                        April 4, 2003
--------------------------
Peter A. Dallas

/s/ Gaines L. Godfrey                    Director                                                        April 4, 2003
--------------------------
Gaines L. Godfrey

/s/ Daryl L. Lansdale                    Director                                                        April 4, 2003
--------------------------
Daryl L. Lansdale

/s/ Ann S. Lieff                         Director                                                        April 4, 2003
--------------------------
Ann S. Lieff

/s/ Stephen S. Marmaduke                 Director                                                        April 4, 2003
--------------------------
Stephen S. Marmaduke

/s/ Frank O. Marrs                       Director                                                        April 4, 2003
--------------------------
Frank O. Marrs

/s/ Jeffrey G. Shrader                   Director                                                        April 4, 2003
--------------------------
Jeffrey G. Shrader

/s/ Ron G. Stegall                       Director                                                        April 4, 2003
--------------------------
Ron G. Stegall

                                 CERTIFICATIONS

I, John H. Marmaduke, President and Chief Executive Officer (Principal Executive Officer) of Hastings Entertainment, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Hastings Entertainment, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: April 21, 2003                    /s/ John H. Marmaduke
                                        --------------------------
                                        John H. Marmaduke
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

I, Dan Crow, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of Hastings Entertainment, Inc., certify that:

         1. I have reviewed this annual report on Form 10-K of Hastings Entertainment, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and audit committee of registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  April 21, 2003               /s/ Dan Crow
                                    --------------------------
                                    Dan Crow
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



     Exhibit
      Number                             Description
     --------                            -----------
          3.1       (1)     Third Restated Articles of Incorporation of the Company.
          3.2       (1)     Amended and Restated Bylaws of the Company.
          4.1       (1)     Specimen of Certificate of Common Stock of the Company.
          4.2       (1)     Third Restated Articles of Incorporation of the Company (see 3.1 above).
          4.3       (1)     Amended and Restated Bylaws of the Company (see 3.2 above).
         10.1       (1)     Form of Indemnification Agreement by and between the Company and its directors and executive officers.
         10.2  *    (1)     Hastings Amended 1996 Incentive Stock Plan.
         10.3  *    (1)     Hastings 1994 Stock Option Plan.
         10.4  *    (1)     Hastings 1991 Stock Option Plan.
         10.5  *    (1)     Hastings Entertainment, Inc. Associates' 401(k) Plan and Trust.
         10.6  *    (1)     Hastings Employee Stock Ownership Plan Trust Agreement.
         10.7  *    (1)     Chief Executive Officer Stock Option, as amended.
         10.8  *    (1)     Corporate Officer Incentive Plan.
         10.9  *    (1)     Management Stock Purchase Plan.
        10.10  *    (1)     Management Incentive Plan.
        10.11  *    (1)     Salary Incentive Plan.
        10.12  *    (1)     Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.
        10.13  *    (4)     Agreement dated January 31, 2001 between John H. Marmaduke and the Company
        10.14       (1)     Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the
                            Company, for warehouse space located at Sunset Center in Amarillo, Texas.
        10.15       (1)     Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.
        10.16   *   (1)     Stock Grant Plan for Outside Directors.
        10.17   *   (1)     Form of Employment Agreement by and between the Company and certain of its executives.

        10.18       (2)     Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the
                            Company, for office space located at Sunset Center in Amarillo, Texas.
        10.19       (3)     Loan and Security Agreement dated August 29, 2000 between Hastings Entertainment, Inc. and
                            Fleet Retail Finance, Inc., Agent.
        10.20       (5)     International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment,
                            Inc. and Fleet National Bank
         21.1       (1)     Subsidiaries of the Company.
         23.1       (6)     Consent of Ernst and Young LLP
         24.1       (6)     Powers of Attorney (included on signature page)
         99.1       (6)     Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


-------------------------------------------------------------------------------

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

         (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.

         (6)      Filed herewith