Form 10-Q
period 2003-04-30
HASTINGS ENTERTAINMENT INC
filed 2003-06-10
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACTION OF 1934

For the transition period from                                               to

Commission File Number 000-24381

HASTINGS ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1386375 (IRS Employer Identification No.)

3601 Plains Boulevard, Amarillo, Texas (Address of principal executive offices)	79102 (Zip Code)

(806) 351-2300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares outstanding of the registrant’s common stock, as of May 30, 2003:

Class	Shares Outstanding

Common Stock, $.01 par value per share	11,299,726

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q for the Three Months Ended April 30, 2003

PART 1

ITEM 1 — FINANCIAL STATEMENTS

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2003 and 2002, and January 31, 2003
(Dollars in thousands, except par value)

	April 30,	April 30,	January 31,
	2003	2002	2003

	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$2,895	$6,330	$4,447
Merchandise inventories, net	137,596	146,000	148,395
Income taxes receivable	569	5,377	552
Prepaid expenses and other current assets	6,108	5,258	5,969

Total current assets	147,168	162,965	159,363
Property and equipment, net of accumulated depreciation of $139,215, $126,463 and $136,153, respectively	76,000	66,463	76,283
Deferred income taxes, net of valuation allowance	971	1,091	971
Intangible assets, net	696	631	717
Other assets	188	12	188

	$225,023	$231,162	$237,522

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on capital lease obligations	$199	$169	$193
Trade accounts payable	67,963	72,392	75,712
Accrued expenses and other current liabilities	31,020	27,319	32,543

Total current liabilities	99,182	99,880	108,448
Long term debt, excluding current maturities on capital lease obligations	44,074	47,909	46,519
Other liabilities	3,668	5,448	3,399
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized;
11,944,544 shares issued and 11,340,526 shares outstanding at April 30, 2003; 11,944,544 shares issued and 11,330,327 shares outstanding at April 30, 2002; 11,944,544 shares issued and 11,336,473 shares outstanding at January 31, 2003	119	119	119
Additional paid-in capital	36,740	36,884	36,749
Retained earnings	44,191	43,937	45,259
Treasury stock, at cost 604,018 shares, 614,217 and 608,071 shares at April 30, 2003, and 2002 and January 31, 2003, respectively	(2,951)	(3,015)	(2,971)

	78,099	77,925	79,156

	$225,023	$231,162	$237,522

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
For the Three Months Ended April 30, 2003 and 2002
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,

	2003	2002

Merchandise revenue	$91,456	$89,982
Rental video revenue	25,381	22,863

Total revenues	116,837	112,845
Merchandise cost of revenue	68,481	66,188
Rental video cost of revenue	9,903	9,049

Total cost of revenues	78,384	75,237

Gross profit	38,453	37,608
Selling, general and administrative expenses	38,976	36,583
Pre-opening expenses	113	18

Operating income (loss)	(636)	1,007
Other income (expense):
Interest expense	(490)	(500)
Other, net	58	62

Income (Loss) before income taxes	(1,068)	569
Income tax expense (benefit)	—	—

Net income (loss)	$(1,068)	$569

Basic income (loss) per share	$(0.09)	$0.05

Diluted income (loss) per share	$(0.09)	$0.05

Weighted-average common shares outstanding:
Basic	11,338	11,311
Dilutive effect of stock options	—	538

Diluted	11,338	11,849

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2003 and 2002
(Dollars in thousands)

	Three Months Ended April 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$(1,068)	$569
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	9,838	9,271
Amortization expense	21	15
Loss on rental videos lost, stolen and defective	1,219	1,425
Loss (Gain) on disposal of non-rental video assets	299	(36)
Non-cash compensation	10	75
Changes in operating assets and liabilities:
Merchandise inventory	11,927	3,295
Other current assets	(139)	73
Trade accounts payable	(7,749)	(11,026)
Accrued expenses and other current liabilities	(1,523)	(2,474)
Income taxes receivable	(17)	—
Other assets and liabilities, net	269	(418)

Net cash provided by operating activities	13,087	769

Cash flows from investing activities:
Purchases of rental video assets	(6,356)	(7,724)
Purchases of property and equipment	(5,844)	(5,620)

Net cash used in investing activities	(12,200)	(13,344)

Cash flows from financing activities:
Borrowings under revolving credit facility	118,222	130,174
Repayments under revolving credit facility	(120,615)	(115,486)
Payments under capital lease obligations	(46)	(40)
Purchase of treasury stock	—	(168)
Proceeds from exercise of stock options	—	105

Net cash provided by (used in) financing activities	(2,439)	14,585

Net increase (decrease) in cash	(1,552)	2,010
Cash at beginning of period	4,447	4,320

Cash at end of period	$2,895	$6,330

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2003 and 2002
(Tabular amounts in thousands, except per share data or unless otherwise noted)

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the “Company”, “We”, “Our”, “Us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results, which may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year 2002.

Certain prior year amounts have been reclassified to conform with fiscal 2003 presentation.

Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2004 is referred to as fiscal 2003.

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
April 30, 2003 and 2002
(Tabular amounts in thousands, except per share data or unless otherwise noted)

The following schedule reflects the impact on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation (in thousands, except per share amounts)

	April 30,

	2003	2002

Reported net income (loss)	$(1,068)	$569
Less: compensation expense per SFAS No. 123, net of tax	(140)	(143)

Proforma net income (loss)	$(1,208)	$426

Basic income (loss) per share:
Reported net income (loss) per share	$(0.09)	$0.05
Less: compensation expense per SFAS No. 123, net of tax	(0.01)	(0.01)

Proforma net income (loss) per share	$(0.10)	$0.04

Diluted income (loss) per share:
Reported net income (loss) per share	$(0.09)	$0.05
Less: compensation expense per SFAS No. 123, net of tax	(0.01)	(0.01)

Proforma net income (loss) per share	$(0.10)	$0.04

4.     Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if a need to close a store(s) is present. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in accrued expenses and other liabilities at April 30, 2003 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income.

The following tables provide a rollforward of reserves that were established for these charges for the three months ended April 30, 2003 and 2002.

	Future Lease
	Payments	Other Costs	Total

Balance at January 31, 2002	$5,919	$13	5,932
Changes in estimates	43	—	43
Additions to provision	—	—	—
Cash outlay	(418)	(13)	(431)

Balance at April 30, 2002	$5,544	$—	$5,544

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2003 and 2002
(Tabular amounts in thousands, except per share data or unless otherwise noted)

	Future Lease
	Payments	Other Costs	Total

Balance at January 31, 2003	$2,958	$—	2,958
Changes in estimates	143	—	143
Additions to provision	—	87	87
Cash outlay	(321)	(87)	(408)

Balance at April 30, 2003	$2,780	$—	$2,780

As of April 30, 2003, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next seven years. Other costs are charged against the reserve as incurred.

5.     Income (Loss) per Share

The computations for basic and diluted income (loss) per share are as follows:

	Three Months Ended April 30,

	2003	2002

Net income (loss)	$(1,068)	$569

Average shares outstanding:
Basic	11,338	11,311
Effect of stock options	—	538

Diluted	11,338	11,849

Income (Loss) per share:
Basic	$(0.09)	$0.05

Diluted	$(0.09)	$0.05

Options to purchase 1,735,034 shares of common stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding at April 30, 2003 and options to purchase 532,620 shares of common stock at exercise prices ranging from $6.92 per share to $14.03 per share outstanding at April 30, 2002 were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

6.     Litigation and Contingencies

In 2000, we restated our consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following the initial announcement in March 2000 of the requirement for such restatements, nine purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against us and certain of our current and former directors and officers asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions were transferred to the Amarillo Division of the Northern District and were consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against us, our current and former directors and officers at the time of our June 1998

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2003 and 2002
(Tabular amounts in thousands, except per share data or unless otherwise noted)

initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. Motions to dismiss these actions were filed by us and, on September 25, 2001, were denied by the Court.

On September 12, 2002, we announced that an agreement in principle to settle the actions described above had been reached. The settlement received final approval by the court on March 10, 2003. The settlement required a payment of $5.75 million on behalf of the defendants in the lawsuits ($3.15 million of which was funded from amounts remaining under our director and officer insurance policy after the payment of litigation expenses) and the assignment to the plaintiff settlement class of any claims the Company may have had against KPMG Peat Marwick, LLP, our outside auditors at the time of the March 7, 2000 announcement. The settlement resolves all claims against us, our current and former defendant officers and directors and the defendant underwriters. Based on the foregoing, we recorded loss contingencies of $2.5 million, or $0.22 per share, and $0.1 million, or $0.00 per share, during the second and fourth fiscal quarters of fiscal 2002, respectively. All amounts required by the settlement agreement were funded by January 31, 2003. The plaintiff settlement class separately settled all claims against KPMG.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

7.     Segment Disclosures

We have two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for the three months ended April 30, 2003 and 2002 is presented below.

	Retail	Internet
For the three months ended April 30, 2003:	Stores	Operations	Total

Total revenue	$116,772	$65	$116,837
Depreciation and amortization	9,796	63	9,859
Operating loss	(396)	(240)	(636)
Total assets	224,798	225	225,023
Capital expenditures	$12,186	$14	$12,200

	Retail	Internet
For the three months ended April 30, 2002:	Stores	Operations	Total

Total revenue	$112,798	$47	$112,845
Depreciation and amortization	9,217	69	9,286
Operating income (loss)	1,267	(260)	1,007
Total assets	230,817	345	231,162
Capital expenditures	$13,342	$2	$13,344

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2003 and 2002
(Tabular amounts in thousands, except per share data or unless otherwise noted)

8.     Change in Accounting Principle

In January 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.” The issue provides guidelines for specific treatment and classification of certain amounts received by a customer from a vendor in connection with product purchased from the vendor. EITF 02-16 was effective prospectively for new arrangements entered into after December 31, 2002. Accordingly, during the first quarter of fiscal 2003, approximately $0.5 million, or $0.05 per diluted share, of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental videos and will be recognized in cost of revenues as inventory is sold and as rental videos are rented. As a result of these changes, selling, general and administrative expenses were increased by approximately $0.9 million and total cost of revenues decreased $0.4 million during the first quarter of fiscal 2003.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings or with the approval of an authorized executive officer of the company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of any adjustment to fair value of interest rate swaps, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental video amortization, our store closing reserve, revenue recognition, accounting for vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon company management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, whether our assumptions turn out to be correct, our inability to attain such estimates and expectations, a downturn in market conditions in any industry, including the current economic state of retailing, relating to the products we inventory, sell or rent, the effects of or changes in economic conditions in the U.S., including the impact of the war with Iraq, and or the markets in which we operate our superstores and our success in forecasting customer demand for products, any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with our unaudited consolidated financial statements and the related notes thereto appearing elsewhere in the report.

General

Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of April 30, 2003, we operated 146 superstores averaging approximately 20,000 square feet in small to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. Each of our superstores is company-operated under the name of Hastings.

Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets, and expanding our offering of products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ending January 31, 2004 is referred to as fiscal 2003.

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

Lower of Cost or Market for Merchandise Inventory. Our merchandise inventories are recorded at the lower of cost or market. As with any retailer, economic conditions, cyclical customer demand and changes in purchasing or distribution can affect the carrying value of inventory. As circumstances warrant, we record lower of cost or market (“LCM”) inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated fair value of merchandise inventory by product category and record any adjustment if estimated market value is below cost. Through merchandising and an automated-progressive markdown program, we quickly take the steps necessary to increase the sell-off of slower moving merchandise to eliminate or lessen the effect of any LCM adjustments.

Returns Process. Merchandise inventory owned by us is generally returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or change in product offerings. At the end of any reporting period cost accruals are required for inventory that has been returned to vendors, or is in the process of being returned to vendors, or has been identified to be returned to vendors. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. In order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, we utilize an allowance for cost of inventory returns (the “Allowance”). To accrue for such costs and estimate the Allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the Allowance can have a material effect on the financial results of an annual or interim period.

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

Certain events, including a downturn in the rental video industry as a whole or in the markets within which we operate our superstores, further consolidation of rental video retailers, a change in the rental home video distribution window, which allows rental retailers an exclusive period of time to rent titles prior to being made available for pay-per-view, video on demand, and premium, basic cable, network and syndicated television, substantial change in customer demand and change in the mix of rental video revenues, could affect the salvage value we have assigned to our rental video assets. The effect could result in a material reduction of the carrying value of our rental video assets and have a material impact on the financial results of an annual or interim period. In particular, the growth of the DVD market and the shift of consumer purchases from VHS (videocassettes) to DVD could result in a decrease in the salvage value of rental videos. At some point during the rental cycle, a VHS item, as with DVD and games, is available for purchase by a customer as a previously viewed tape (“PVT”). Our current experience is that the amount received for the PVT is higher than our salvage value of that item in our rental inventory. Based in part on this factor and sales of PVTs, we believe our estimate of salvage value is appropriate.

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

Revenue Recognition. We generate revenue primarily from retail sales and rental of our products. Merchandise and rental revenues are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Revenues are presented net of estimated returns and exclude all taxes. Customers may return certain merchandise for exchange or refund within our policies, and an allowance has been established to provide for projected returns. There are no provisions for uncollectible amounts since payment is received at the time of sale. We, as with most retailers, also offer gift cards for sale. Deferred revenue, a current liability, is recognized at the time a gift card is sold with the costs of designing, printing and distributing the cards recorded as an expense as incurred. The deferred revenue liability is relieved and revenue is recognized upon the redemption of the gift cards. From time to time we will offer sales incentives, in the form of customer rebates, to customers. Revenue is reduced by the amount of estimated redemptions, based on experience of similar types of rebate offers, and a deferred revenue liability is established. The deferred revenue liability is relieved when the customer has completed all criteria necessary to file a valid rebate claim. Any remaining portion of deferred revenue is recorded as revenue following the termination of the extended redemption period and following completion of all outstanding rebate claims.

Comparable-Store Revenue. Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

Vendor Allowances. In 2002, The Emerging Issues Task Force (“EITF”) discussed issue no. 02-16 (“EITF 02-16”), which addresses the accounting for cash consideration received from a vendor by a reseller for various vendor-funded allowances, including cooperative advertising support. The EITF determined that cash consideration received from a vendor should be presumed to be a reduction of the prices of vendor’s products and, therefore, should be shown as a reduction in the cost of goods sold when recognized in the reseller’s income statements. The only exceptions to this rule are if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of goods sold when recognized in the reseller’s income statements. In January 2003, the EITF issued transition guidance concluding that this interpretation should be applied to all new or modified arrangements entered into after December 31, 2002. We adopted EITF 02-16 and the results of such adoption are reflected in the interim and annual reporting periods beginning with the first quarter of fiscal 2003 ending April 30, 2003. Accordingly, during the first quarter of fiscal 2003, approximately $0.5 million, or $0.05 per diluted share, of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental videos and will be recognized in cost of revenues as inventory is sold and as rental videos are rented. As a result of these changes, selling, general and administrative expenses were increased by approximately $0.9 million and total cost of revenues decreased $0.4 million during the first quarter of fiscal 2003.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended April 30,

	2003	2002

Merchandise revenue	78.3%	79.7%
Rental video revenue	21.7	20.3

Total revenues	100.0	100.0
Merchandise cost of revenue	74.9	73.6
Rental video cost of revenue	39.1	39.6

Total cost of revenues	67.1	66.7

Gross profit	32.9	33.3
Selling, general and administrative expenses	33.4	32.4
Pre-opening expenses	0.0	0.0

	33.4	32.4

Operating income (loss)	(0.5)	0.9
Other income (expense):
Interest expense	(0.4)	(0.4)
Other, net	0.0	0.0

Income (Loss) before income taxes	(0.9)	0.5
Income tax expense (benefit)	—	—

Net income (loss)	(0.9)%	0.5%

Summary of Superstore Activity

	Three Months Ended
	April 30,		Year Ended
			January 31,
	2003	2002	2003

Hastings Superstores:
Beginning number of stores	146	142	142
Openings	1	—	7
Closings	(1)	(1)	(3)

Ending number of stores	146	141	146

Three months ended April 30, 2003 compared to three months ended April 30, 2002

Revenues. Total revenues increased $4.0 million, or 3.5%, for the first quarter of fiscal 2003 to $116.8 million compared to $112.8 million a year ago. This increase was primarily due to an increase in comparable store revenues (“Comps”) for rental video of 9.5% and an increase in the number of stores operating at April 30, 2003 to 146 compared to 141 at April 30, 2002. Our Comp revenue changes were detailed as follows:

Merchandise Comps	-0.1%
Rental video Comps	9.5%
Total Comps	1.9%

Total merchandise revenue increased $1.5 million, or 1.6%, to $91.5 million compared to $90.0 million last year. Music Comps declined (11.8%) as the music industry overall posted a decline of approximately (10%) in units shipped for the first three months of the calendar year and continues to battle on-line and physical music piracy. In addition, book Comps declined (5.4%), which was below our internal projections, reflecting a general book-retail industry downturn during the first quarter of fiscal 2003. Partially offsetting these Comp decreases were increases in gross revenue for DVD and video games of 47.2% and 98.2%, respectively, for the three months ended April 30, 2003 over the same period in the prior year.

The increase in rental video Comps was primarily the result of titles released during the first quarter of fiscal 2003 having significantly stronger box-office revenues than those titles released during the first quarter of fiscal 2002, which resulted in higher rental transactions. Rentals of DVD titles increased 61.5% during the first quarter of fiscal 2003 when compared to the first quarter of fiscal 2002. This increase was partially offset by a decline in rentals of titles in VHS format of 18.7% quarter over quarter. The acceptance of DVD by the consumer is the primary reason for the decline in VHS rental revenue, but part of the decline resulted from studios increasing the percentage of rental titles released simultaneously for sale at a lower price-point, which entices the consumer to purchase a title instead of renting.

Gross Profit. Total gross profit of $38.5 million in the first quarter of fiscal 2003 increased $0.9 million, or 2.2%, from $37.6 million in the first quarter of fiscal 2002. Total gross profit as a percentage of total revenue decreased slightly to 32.9% for the first quarter of fiscal 2003 compared to 33.3% for the first quarter of fiscal 2002.

Merchandise margins as a percent of merchandise revenue decreased to 25.1% for the current quarter from 26.4% for the same quarter last year. Significant components of this decrease were:

(i)	an increase in freight expense resulting from higher shipping costs which, even though $1.4 million higher than the first quarter of fiscal 2002, was in line with our internal projections;

(ii)	an increase of approximately $0.6 million in the cost associated with the return of product; and

(iii)	a decrease of approximately $0.5 million in certain trade and purchase discounts.

Partially offsetting these decreases in merchandise gross profit was a decrease in merchandise shrinkage of approximately $0.9 million.

Rental video gross profit dollars increased $1.7 million to $15.5 million, or 60.9% of rental video revenues, for the current quarter from $13.8 million, 60.4% of rental video revenues, for the same quarter last year. This increase was primarily the result of revenue from non-revenue sharing titles, which generally reflect higher margins, representing a higher percentage of total rental revenues, and improved margins on videos acquired under revenue sharing agreements. Partially offsetting this increase in rental video gross profit was higher rental video shrinkage of $0.5 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the quarter ended April 30, 2003 increased $2.4 million to $39.0 million, or 33.4% of total revenue, up from $36.6 million, or 32.4% of total revenue, for the quarter ended April 30, 2002. This increase was primarily the result of:

(i)	an increase in advertising costs of approximately $1.5 million during the first three months of fiscal 2003 compared to the same period in fiscal 2002, which was primarily comprised of approximately $0.9 million from the adoption of EITF 02-16 and $0.6 million from increased advertising expenditures in an attempt to offset the impact of the war and soft merchandise sales during the first quarter of fiscal 2003;

(ii)	an increase of approximately $0.5 million, which resulted from the operation of a greater number of superstores during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002; and

(iii)	an increase of approximately $0.5 in costs associated with the remodeling and expansion of our existing superstores.

Interest Expense. Interest expense remained unchanged at $0.5 million for the three months ended April 30, 2003 compared to the three months ended April 30, 2002.

Income Taxes. No income tax effect was recorded during the first quarters of fiscal 2003 and 2002 due to adjustments in the valuation allowance related to the net deferred tax asset.

Liquidity and Capital Resources

We generate cash from operations exclusively from the sale of merchandise and the rental of video products and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our revolving credit facility. Based on our current internal projections, we believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2005.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities increased $12.3 million from $0.8 million for the three months ended April 30, 2002 to $13.1 million for the three months ended April 30, 2003. The primary reason for the increase was a greater reduction in merchandise inventories of approximately $8.6 million during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 resulting from planned initiatives to lower inventory levels. Also contributing to the increase in net cash flows from operating activities was a lesser decline in trade accounts payable of approximately $3.3 million during the first quarter of fiscal 2003 compared to the first quarter of fiscal 2002 primarily resulting from a higher level of payments for seasonal products being processed in January 2003. Payments for similar products were made during the first quarter of fiscal 2002.

Investing Activities. Net cash used in investing activities decreased $1.1 million to $12.2 million for the three months ended April 30, 2003 from $13.3 million for the three months ended April 30, 2002. This decrease was primarily the result of higher purchases of DVD titles under revenue sharing agreements, which generally cost less per unit than non-revenue sharing DVD units.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements. For the three months ended April 30, 2003, net payments under debt agreements were $2.4 million compared to net borrowings of $14.7 million for the three months ended April 30, 2002. This difference was the result of those items described under Operating and Investing Activities above.

Capital Structure. On August 23, 2002, we executed an amendment to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility’s interest rate is based on the prevailing prime rate or LIBOR plus a margin percentage, at our option. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility matures on August 20, 2005. At April 30, 2003, we had $20.5 million in excess availability, after the $10 million availability reserve, under the Facility. At April 30, 2003 and January 31, 2003, respectively, we had borrowings outstanding of $43.3 million and $45.7 million under the Facility. The average rate of interest being charged under the Facility was 3.5% and 4.1% at April 30, 2003 and January 31, 2003, respectively.

From time to time, we enter into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt thereby reducing our exposure to interest rate volatility. On October 4, 2002, we cancelled, at no cost, two swap agreements entered into in November and December of 2001 with an aggregate notional amount of $20 million and replaced those agreements with one interest rate swap agreement with a financial institution. The notional amount of the swap is $20 million with a fixed interest rate of 2.45% for two years. We have designated the interest rate swap as a hedging instrument. At April 30, 2003, the fair value of the interest rate swap was not significant.

At April 30, 2003, our minimum operating lease commitments remaining for fiscal 2003 were approximately $13.3 million. The present value of total existing minimum operating lease commitments for fiscal years 2004 through 2018 discounted at 9.0% was approximately $64.8 million as of April 30, 2003.

Seasonality and Inflation

As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of this quarter. We experience reduced rentals of video activity in the spring because customers spend more time outdoors. Major world events, such as the war in Iraq, or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music and videocassette titles, the cost of the new release or “best renter” titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect retailers in general and Hastings in particular.

We do not believe that inflation has materially impacted operating results during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2003 outstanding balance of the variable rate debt would be approximately $0.2 million, including the effect of our interest rate swap. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. In addition, we do not believe changes in the fair value of our interest rate swap entered into in October of 2002 with a notional amount of $20 million will be material.

ITEM 4. CONTROLS AND PROCEDURES

Within 90 days prior to the date of the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We note that the design of any system of controls is based in part upon certain assumptions about the likelihood of future occurrences and there can be no assurance that any design will succeed in obtaining its stated goals under all possible circumstances.

Subsequent to the date of their evaluation, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls.

PART II

ITEM 1. LEGAL PROCEEDINGS

In 2000, we restated our consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. Following the initial announcement in March 2000 of the requirement for such restatements, nine purported class action lawsuits were filed in the United States District Court for the Northern District of Texas against us and certain of our current and former directors and officers asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Although four of the lawsuits were originally filed in the Dallas Division of the Northern District of Texas, all of the five pending actions were transferred to the Amarillo Division of the Northern District and were consolidated. One of the Section 10(b) and 20(a) lawsuits filed in the Dallas Division was voluntarily dismissed. On May 15, 2000, a lawsuit was filed in the United States District Court for the Northern District of Texas against us, our current and former directors and officers at the time of our June 1998 initial public offering and three underwriters, Salomon Smith Barney, A.G. Edwards & Sons, Inc. and Furman Selz, LLC asserting various claims under Sections 11, 12(2) and 15 of the Securities Act of 1933. Motions to dismiss these actions were filed by us and, on September 25, 2001, were denied by the Court.

On September 12, 2002, we announced that an agreement in principle to settle the actions described above had been reached. The settlement received final approval by the court on March 10, 2003. The settlement required a payment of $5.75 million on behalf of the defendants in the lawsuits ($3.15 million of which was funded from amounts remaining under our director and officer insurance policy after the payment of litigation expenses) and the assignment to the plaintiff settlement class of any claims the Company may have had against KPMG Peat Marwick, LLP, our outside auditors at the time of the March 7, 2000 announcement. The settlement resolves all claims against us, our current and former defendant officers and directors and the defendant underwriters. Based on the foregoing, we recorded loss contingencies of $2.5 million, or $0.22 per share, and $0.1 million, or $0.00 per share, during the second and fourth fiscal quarters of fiscal 2002, respectively. All amounts required by the settlement agreement were funded by January 31, 2003. The plaintiff settlement class separately settled all claims against KPMG.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Listing of exhibits

*99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b.	On April 23, 2003, the Company filed a current report on Form 8-K reporting, under “Item 9. Regulation FD Disclosure,” the officer certification of financial information required by 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002.

*	- Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC

Date: June 10, 2003	By:	/s/ Dan Crow

Dan Crow Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, John H. Marmaduke, President and Chief Executive Officer (Principal Executive Officer) of Hastings Entertainment, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hastings Entertainment, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003	/s/ John H. Marmaduke

John H. Marmaduke President and Chief Executive Officer (Principal Executive Officer)

I, Dan Crow, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer) of Hastings Entertainment, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Hastings Entertainment, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 10, 2003	/s/ Dan Crow

Dan Crow Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Documents

99.1	Certifications Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002