Form 10-Q
period 2003-07-31
HASTINGS ENTERTAINMENT INC
filed 2003-09-10
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Number of shares outstanding of the registrant's common stock, as of August 29, 2003:

             Class                                         Shares Outstanding
--------------------------------------                  ------------------------
Common Stock, $.01 par value per share                         11,299,946

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
             FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JULY 31, 2003

                                      INDEX


                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of July 31, 2003 (Unaudited),
              July 31, 2002 (Unaudited) and January 31, 2003                                                3

              Unaudited Consolidated Statements of Operations for the Three and
              Six Months Ended July 31, 2003 and 2002                                                       4

              Unaudited Consolidated Statements of Cash Flows for the Six
              Months Ended July 31, 2003 and 2002                                                           5

              Notes to Unaudited Consolidated Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    11

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   20

     Item 4.  Controls and Procedures                                                                      20

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            21

     Item 4.  Submission of Matters to a Vote of Security Holders                                          21

     Item 6.  Exhibits and Reports on Form 8-K                                                             21

SIGNATURE PAGE                                                                                             22

INDEX TO EXHIBITS                                                                                          23

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                  July 31, 2003 and 2002, and January 31, 2003
                    (Dollars in thousands, except par value)

                                                                                          JULY 31,       JULY 31,      JANUARY 31,
                                                                                            2003           2002           2003
                                                                                         ----------     ----------     -----------
                                       ASSETS                                            (UNAUDITED)    (UNAUDITED)
Current assets:
     Cash                                                                                $    3,637     $    7,863     $    4,447
     Merchandise inventories, net                                                           139,871        137,512        148,395
     Income taxes receivable                                                                    553          6,636            552
     Prepaid expenses and other current assets                                                5,830          5,231          5,969
                                                                                         ----------     ----------     ----------
          Total current assets                                                              149,891        157,242        159,363
Property and equipment, net of accumulated depreciation
  of $141,248, $130,021 and $136,153 at July 31, 2003, and 2002 and
  January 31, 2003, respectively                                                             77,188         70,165         76,283
Deferred income taxes, net of valuation allowance                                             1,016          1,091            971
Intangible assets, net                                                                          674            616            717
Other assets                                                                                    188             11            188
                                                                                         ----------     ----------     ----------
                                                                                         $  228,957     $  229,125     $  237,522
                                                                                         ==========     ==========     ==========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current maturities on capital lease obligations                                     $      206     $      169     $      193
     Trade accounts payable                                                                  67,817         72,476         75,712
     Accrued expenses and other current liabilities                                          30,238         31,635         32,543
                                                                                         ----------     ----------     ----------
          Total current liabilities                                                          98,261        104,280        108,448
Long term debt, excluding current maturities on capital lease obligations                    49,060         43,258         46,519
Other liabilities                                                                             3,501          5,145          3,399

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued                   --             --             --
     Common stock, $.01 par value; 75,000,000 shares authorized;
       11,944,544 shares issued and 11,291,946 shares outstanding at July 31,
       2003; 11,944,544 shares issued and 11,362,170 shares outstanding
       July 31, 2002; 11,944,544 shares issued and 11,336,473 shares
       outstanding at January 31, 2003                                                          119            119            119
     Additional paid-in capital                                                              36,708         36,867         36,749
     Retained earnings                                                                       44,378         42,315         45,259
     Treasury stock, at cost
      652,598 shares, 582,374 shares and 608,071 shares at July 31, 2003, and 2002
      and January 31, 2003, respectively                                                     (3,070)        (2,859)        (2,971)
                                                                                         ----------     ----------     ----------
                                                                                             78,135         76,442         79,156
                                                                                         ----------     ----------     ----------
                                                                                         $  228,957     $  229,125     $  237,522
                                                                                         ==========     ==========     ==========

     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
            For the Three and Six Months Ended July 31, 2003 and 2002
                (Dollars in thousands, except per share amounts)


                                                     THREE MONTHS ENDED JULY 31,    SIX MONTHS ENDED JULY 31,
                                                     ---------------------------    -------------------------
                                                         2003           2002           2003           2002
                                                      ----------     ----------     ----------     ----------

Merchandise revenue                                   $   89,547     $   90,599     $  181,003     $  180,581
Rental video revenue                                      25,850         24,439         51,231         47,302
                                                      ----------     ----------     ----------     ----------
        Total revenues                                   115,397        115,038        232,234        227,883

Merchandise cost of revenue                               65,774         66,850        134,255        133,038
Rental video cost of revenue                               9,137         10,116         19,040         19,165
                                                      ----------     ----------     ----------     ----------
        Total cost of revenues                            74,911         76,966        153,295        152,203
                                                      ----------     ----------     ----------     ----------

        Gross profit                                      40,486         38,072         78,939         75,680

Selling, general and administrative expenses              39,789         40,331         78,765         76,913
Pre-opening expenses                                          68            163            181            181
                                                      ----------     ----------     ----------     ----------

        Operating income (loss)                              629         (2,422)            (7)        (1,414)

Other income (expense):
   Interest expense                                         (542)          (516)        (1,032)        (1,016)
   Interest income                                            --          1,266             --          1,266
   Other, net                                                101             50            159            111
                                                      ----------     ----------     ----------     ----------

       Income (loss) before income taxes                     188         (1,622)          (880)        (1,053)

Income tax expense                                            --             --             --             --
                                                      ----------     ----------     ----------     ----------

        Net income (loss)                             $      188     $   (1,622)    $     (880)    $   (1,053)
                                                      ==========     ==========     ==========     ==========

Basic income (loss) per share                         $     0.02     $    (0.14)    $    (0.08)    $    (0.09)
                                                      ==========     ==========     ==========     ==========

Diluted income (loss) per share                       $     0.02     $    (0.14)    $    (0.08)    $    (0.09)
                                                      ==========     ==========     ==========     ==========

Weighted-average common shares outstanding:
   Basic                                                  11,303         11,348         11,320         11,330
   Dilutive effect of stock options                          101             --             --             --
                                                      ----------     ----------     ----------     ----------

   Diluted                                                11,404         11,348         11,320         11,330
                                                      ==========     ==========     ==========     ==========


     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
                 For the Six Months Ended July 31, 2003 and 2002
                             (Dollars in thousands)

                                                                            SIX MONTHS ENDED
                                                                                JULY 31,
                                                                          2003             2002
                                                                      ------------     ------------
Cash flows from operating activities:
    Net loss                                                          $       (880)    $     (1,053)
    Adjustments to reconcile net loss to net cash provided by
     operating activities:
         Depreciation expense                                               18,805           18,846
         Amortization expense                                                   43               30
         Loss on rental videos lost, stolen and defective                    2,271            2,718
         Loss on disposal of non-rental video assets                           640               66
         Non-cash compensation                                                  90              150
         Changes in operating assets and liabilities:
               Merchandise inventory                                        10,780           13,200
               Other current assets                                            139              101
               Trade accounts payable                                       (7,895)         (10,941)
               Accrued expenses and other current liabilities               (2,305)           1,842
               Income taxes receivable                                         (46)          (1,260)
               Other assets and liabilities, net                               102             (721)
                                                                      ------------     ------------
         Net cash provided by operating activities                          21,744           22,978
                                                                      ------------     ------------

Cash flows from investing activities:
     Purchases of rental video assets                                      (13,791)         (16,032)
     Purchases of property and equipment                                   (11,085)         (13,401)
                                                                      ------------     ------------
         Net cash used in investing activities                             (24,876)         (29,433)
                                                                      ------------     ------------

Cash flows from financing activities:
     Borrowings under revolving credit facility                            240,560          247,600
     Repayments under revolving credit facility                           (237,915)        (237,521)
     Payments under capital lease obligations                                  (91)             (82)
     Purchase of treasury stock                                               (235)            (168)
     Proceeds from exercise of stock options                                     3              169
                                                                      ------------     ------------
         Net cash provided by financing activities                           2,322            9,998
                                                                      ------------     ------------

Net increase (decrease) in cash                                               (810)           3,543
Cash at beginning of period                                                  4,447            4,320
                                                                      ------------     ------------
Cash at end of period                                                 $      3,637     $      7,863
                                                                      ============     ============


     See accompanying notes to unaudited consolidated financial statements.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the "Company," "We," "Our," "Us") have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results, which may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year 2002.

Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

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

3. STOCK OPTION PLANS

We account for our stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS 123"), we may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)


The following schedule reflects the impact on net income (loss) and net income
(loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock based compensation.

                                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                        JULY 31,                      JULY 31,
                                                                -------------------------     -------------------------
                                                                   2003           2002           2003           2002
                                                                ----------     ----------     ----------     ----------
Reported net income (loss)                                      $      188     $   (1,622)    $     (880)    $   (1,053)
Less: Stock-based compensation expense determined under
      fair value based method, net of tax                             (153)          (152)          (292)          (295)
                                                                ----------     ----------     ----------     ----------

Proforma net income (loss)                                      $       35     $   (1,774)    $   (1,172)    $   (1,348)
                                                                ==========     ==========     ==========     ==========

Basic income (loss) per share:
Reported net income (loss) per share                            $     0.02     $    (0.14)    $    (0.08)    $    (0.09)
Less: Stock-based compensation expense determined under
      fair value based method, net of tax                            (0.02)         (0.02)         (0.02)         (0.03)
                                                                ----------     ----------     ----------     ----------

Proforma net income (loss) per share                            $       --     $    (0.16)    $    (0.10)    $    (0.12)
                                                                ==========     ==========     ==========     ==========

Diluted income (loss) per share:
Reported net income (loss) per share                            $     0.02     $    (0.14)    $    (0.08)    $    (0.09)
Less: Stock-based compensation expense determined under
      fair value based method, net of tax                            (0.02)         (0.02)         (0.02)         (0.03)
                                                                ----------     ----------     ----------     ----------

Proforma net income (loss) per share                            $       --     $    (0.16)    $    (0.10)    $    (0.12)
                                                                ==========     ==========     ==========     ==========

4. STORE CLOSING RESERVE

From time to time and in the normal course of business, we evaluate our store base to determine if a need to close a store(s) is present. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in accrued expenses and other liabilities at July 31, 2003 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statement of operations.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

The following tables provide a rollforward of reserves that were established for these charges for the six months ended July 31, 2003 and 2002.

                                          Future Lease
                                            Payments       Other Costs        Total
                                          ------------     -----------      -----------
     Balance at January 31, 2003           $    2,958      $       --           2,958
        Changes in estimates                      142              --             142
        Additions to provision                     --             117             117
        Cash outlay                              (726)           (117)           (843)
                                           ----------      ----------      ----------
     Balance at July 31, 2003              $    2,374      $       --      $    2,374
                                           ==========      ==========      ==========

                                          Future Lease
                                            Payments       Other Costs        Total
                                          ------------     -----------      -----------
     Balance at January 31, 2002           $    5,919      $       13           5,932
        Changes in estimates                       68              --              68
        Additions to provision                    114              56             170
        Cash outlay                              (868)            (55)           (923)
                                           ----------      ----------      ----------
     Balance at July 31, 2002              $    5,233      $       14      $    5,247
                                           ==========      ==========      ==========

As of July 31, 2003, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next six years. Other costs are charged against the reserve as incurred.

6. INCOME (LOSS) PER SHARE

The computations for basic and diluted income (loss) per share are as follows:

                                         Three Months Ended                 Six Months Ended
                                              July 31,                          July 31,
                                       2003             2002              2003              2002
                                   ------------     ------------      ------------      ------------

Net income (loss)                  $        188     $     (1,622)     $       (880)     $     (1,053)
                                   ============     ============      ============      ============

Average shares outstanding:
  Basic                                  11,303           11,348            11,320            11,330
  Effect of stock options                   101               --                --                --
                                   ------------     ------------      ------------      ------------
  Diluted                                11,404           11,348            11,320            11,330
                                   ============     ============      ============      ============

Income (loss) per share:
  Basic                            $       0.02     $      (0.14)     $      (0.08)     $      (0.09)
                                   ============     ============      ============      ============

  Diluted                          $       0.02     $      (0.14)     $      (0.08)     $      (0.09)
                                   ============     ============      ============      ============

Options to purchase 833,040 shares of common stock at exercise prices ranging from $3.65 per share to $14.03 per share outstanding for the three months ended July 31, 2003 and 2,087,783 shares of common stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding for the six months ended July 31, 2003 and options to purchase 1,834,923 shares of common stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding at July 31, 2002 were not included in the computation of diluted income (loss) per share because their inclusion would have been antidilutive.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

7. LITIGATION AND CONTINGENCIES

In 2000, we restated our consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. As a result, lawsuits were filed against us and certain of our current and former directors and officers asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. We agreed to settle these lawsuits, and the settlement received final approval by the court on March 10, 2003. The settlement required a payment of $5.75 million on behalf of the defendants in the lawsuits ($3.15 million of which was funded from amounts remaining under our director and officer insurance policy after the payment of litigation expenses). The settlement resolves all claims against us and our current and former defendant officers and directors. Based on the foregoing, we recorded loss contingencies of $2.5 million, or $0.22 per share, and $0.1 million, or $0.00 per share, during the second and fourth fiscal quarters of fiscal 2002, respectively. All amounts required by the settlement agreement were funded by January 31, 2003.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

8. SEGMENT DISCLOSURES

We have two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for the three and six months ended July 31, 2003 and 2002 is presented below.

     For the three months ended July 31, 2003:

                                             Retail         Internet
                                             Stores        Operations        Total
                                           ----------      ----------      ----------

     Total revenue                         $  115,335      $       62      $  115,397
     Depreciation and amortization              8,930              59           8,989
     Operating income (loss)                      868            (239)            629
     Total assets                             228,696             261         228,957
     Capital expenditures                  $   12,676      $       --      $   12,676

     For the three months ended July 31, 2002:

                                             Retail         Internet
                                             Stores        Operations        Total
                                           ----------      ----------      ----------

     Total revenue                         $  114,992      $       46      $  115,038
     Depreciation and amortization              9,525              65           9,590
     Operating loss                            (2,200)           (222)         (2,422)
     Total assets                             228,810             315         229,125
     Capital expenditures                  $   16,086      $        3      $   16,089

     For the six months ended July 31, 2003:

                                             Retail         Internet
                                             Stores        Operations        Total
                                           ----------      ----------      ----------

     Total revenue                         $  232,096      $      138      $  232,234
     Depreciation and amortization             18,727             121          18,848
     Operating income (loss)                      472            (479)             (7)
     Total assets                             228,696             261         228,957
     Capital expenditures                  $   24,862      $       14      $   24,876

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                             July 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)


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

9. CHANGE IN ACCOUNTING PRINCIPLE

In January 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). The issue provides guidelines for specific treatment and classification of certain amounts received by a customer from a vendor in connection with product purchased from the vendor. EITF 02-16 was effective prospectively for new arrangements entered into after December 31, 2002. Accordingly, during the three and six months ended July 31, 2003, approximately $0.2 million, or $0.02 per diluted share, and approximately $0.7 million, or $0.06 per diluted share, respectively, of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental videos and will be recognized in cost of revenues as inventory is sold and as rental videos are rented. As a result of these changes, selling, general and administrative expenses were increased by approximately $1.1 million and $2.0 million and total cost of revenues decreased $0.9 million and $1.3 million for the three and six months ended July 31, 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings or with the approval of an authorized executive officer of the company constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "intend," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of any adjustment to fair value of interest rate swaps, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental video amortization, our store closing reserve, revenue recognition, accounting for vendor allowances, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon company management's current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:

     -    whether our assumptions turn out to be correct;

     -    our ability to attain such estimates and expectations;

     - a downturn in market conditions in any industry, including the current economic state of retailing, relating to the products we inventory, sell or rent;

     - the effects of, or changes in, economic and political conditions in the U.S. and the markets in which we operate our superstores, including the effects of inflation, deflation, recession, war, terrorism, changes in interest and tax rates, the availability of consumer credit and any other matters that influence customer confidence;

     -    our ability to forecast and meet customer demand for products;

     - our ability to access suitable merchandise for acceptable terms from merchandise vendors;

     -    our ability to attract quality employees and control our labor costs;
          and

     - our ability to find new sites to lease for our superstores upon acceptable terms.

Any of foregoing factors and uncertainties could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in the report.

General

Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of July 31, 2003, we operated 147 superstores averaging approximately 20,000 square feet in small to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. Each of our superstores is company-operated under the name of Hastings.

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

Lower of Cost or Market for Merchandise Inventory. Our merchandise inventories are recorded at the lower of cost or market. As with any retailer, economic conditions, cyclical customer demand and changes in purchasing or distribution can affect the carrying value of inventory. As circumstances warrant, we record lower of cost or market inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated fair value of merchandise inventory by product category and record any adjustment if estimated market value is below cost. Through merchandising and an automated-progressive markdown program, we quickly take the steps necessary to increase the sell-off of slower moving merchandise to eliminate or lessen the effect of these adjustments.

Returns Process. Merchandise inventory owned by us is generally returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or changes in product offerings. At the end of any reporting period cost accruals are required for inventory that has been returned to vendors, or is in the process of being returned to vendors, or has been identified to be returned to vendors. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. In order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, we utilize an allowance for cost of inventory returns. To accrue for such costs and estimate this allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the Allowance can have a material effect on the financial results of an annual or interim period.

Rental Video Asset Cost Amortization. We have a series of direct revenue-sharing agreements with major studios and we anticipate that our future involvement in revenue-sharing agreements will be similar to that of fiscal year 2002. Revenue sharing allows us to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. We then share with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased access to additional copies of new releases under revenue-sharing agreements allows customer demand for new releases to be satisfied over a shorter period of time at a time when the new releases are most popular. Under the terms of the specific contracts with supplying studios, we expense revenue-sharing payments through rental video cost of revenue, as revenues are recognized. The capitalized cost of all rental video assets acquired for a fixed price is being amortized on an accelerated basis over six months to a salvage value of $4 per unit, except for rental video assets purchased for the initial stock of a new superstore, which are being amortized on a straight line basis over 36 months to a salvage value of $4. Rental video assets purchased for less than $4 are not amortized.

Certain events, including a downturn in the rental video industry as a whole or in the markets within which we operate our superstores, further consolidation of rental video retailers, a change in the rental home video distribution window, which allows rental retailers an exclusive period of time to rent titles prior to being made available for pay-per-view, video on demand, and premium, basic cable, network and syndicated television, a substantial change in customer demand and a change in the mix of rental video revenues, could affect the salvage value we have assigned to our rental video assets. The effect could result in a material reduction of the carrying value of our rental video assets and have a material impact on the financial results of an annual or interim period. In particular, the growth of the DVD market and the shift of consumer purchases from VHS (videocassettes) to DVD could result in a decrease in the salvage value of rental videos. At some point during the rental cycle, a VHS item, as with DVD and games, is available for purchase by a customer as a previously viewed tape. Our current experience is that the amount received for a previously viewed tape is higher than our salvage value of that item in our rental inventory. Based in part on this factor and sales of previously viewed tapes, we believe our estimate of salvage value is appropriate.

Store Closing Reserve. On a quarterly basis, and in the normal course of business, we evaluate our store base to determine if a need to close or relocate a store(s) is present. Management will evaluate, among other factors, current and future profitability, market trends, age of store and lease status. The primary expense items associated with the closure of a store relate to the net present value of minimum lease payments (the present value of remaining lease payments under an active lease) and the write-off of leasehold improvements and other assets not remaining in our possession. Prior to December 31, 2002, such expense items were recorded as of the date that management made the decision to close or relocate a store. Subsequent to December 31, 2002, and in accordance with the adoption of SFAS No. 146, we now recognize such expense items at the time the location is closed or relocated. We do not anticipate that the recognition of expense under SFAS No. 146 will have a material impact on our financial position or results of operations. The amount recorded can fluctuate based on the age of the closing location, term and remaining years of the lease and the number of stores being closed or relocated. These charges can have a material effect on the financial results of an annual or interim period. We actively pursue sublease tenants on all closed or relocated locations and the impact of any sublease income is estimated in the determination of the incurred store closing reserve liability.

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

Vendor Allowances. In 2002, The Emerging Issues Task Force ("EITF") discussed issue no. 02-16 ("EITF 02-16"), which addresses the accounting for cash consideration received from a vendor by a reseller for various vendor-funded allowances, including cooperative advertising support. The EITF determined that cash consideration received from a vendor should be presumed to be a reduction of the prices of vendor's products and, therefore, should be shown as a reduction in the cost of goods sold when recognized in the reseller's income statements. The only exceptions to this rule are if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of goods sold when recognized in the reseller's income statements. In January 2003, the EITF issued transition guidance concluding that this interpretation should be applied to all new or modified arrangements entered into after December 31, 2002. We adopted EITF 02-16 beginning February 1, 2003. Accordingly, during the three and six months ended July 31, 2003, approximately $0.2 million, or $0.02 per diluted share, and approximately $0.7 million, or $0.06 per diluted share, respectively, of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental videos and will be recognized in cost of revenues as inventory is sold and as rental videos are rented. As a result of these changes, selling, general and administrative expenses were increased by approximately $1.1 million and $2.0 million and total cost of revenues decreased $0.9 million and $1.3 million for the three and six months ended July 31, 2003, respectively.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

                                                           Three Months Ended               Six Months Ended
                                                                July 31,                        July 31,
                                                          2003            2002            2003            2002
                                                       ----------      ----------      ----------      ----------

     Merchandise revenue                                     77.6%           78.8%           77.9%           79.2%
     Rental video revenue                                    22.4            21.2            22.1            20.8
                                                       ----------      ----------      ----------      ----------
           Total revenues                                   100.0           100.0           100.0           100.0

     Merchandise cost of revenue                             73.5            73.7            74.2            73.7
     Rental video cost of revenue                            35.3            41.4            37.2            40.5
                                                       ----------      ----------      ----------      ----------
           Total cost of revenues                            64.9            66.9            66.0            66.8
                                                       ----------      ----------      ----------      ----------

           Gross profit                                      35.1            33.1            34.0            33.2

     Selling, general and administrative expenses            34.5            35.1            33.9            33.7
     Pre-opening expenses                                     0.0             0.1             0.1             0.1
                                                       ----------      ----------      ----------      ----------

     Operating income (loss)                                  0.6            (2.1)            0.0            (0.6)

     Other income (expense):
        Interest expense                                     (0.5)           (0.4)           (0.4)           (0.4)
        Interest income                                        --             1.1              --             0.6
        Other, net                                            0.1             0.0             0.1             0.0
                                                       ----------      ----------      ----------      ----------

           Income (loss) before income taxes                  0.2            (1.4)           (0.3)           (0.4)

     Income tax expense                                        --              --              --              --
                                                       ----------      ----------      ----------      ----------

           Net income (loss)                                  0.2%           (1.4)%          (0.3)%          (0.4)%
                                                       ==========      ==========      ==========      ==========

Summary of Superstore Activity

                                          Three Months Ended            Six Months Ended          Year Ended
                                                July 31,                    July 31,              January 31,
                                          2003           2002          2003           2002           2003
                                       ----------     ----------    ----------     ----------     -----------

     Beginning number of stores               146            141           146            142            142
        Openings                                2              2             3              2              7
        Closings                               (1)            --            (2)            (1)            (3)
                                       ----------     ----------    ----------     ----------     ----------
     Ending number of stores                  147            143           147            143            146
                                       ==========     ==========    ==========     ==========     ==========

Three months ended July 31, 2003 compared to three months ended July 31, 2002

Revenues. Total revenues increased $0.4 million, or 0.3%, for the second quarter of fiscal 2003 to $115.4 million compared to $115.0 million for the second quarter of fiscal 2002. Total comparable-store revenues ("Comps"), which decreased by (0.3%) for this year's second quarter as compared to the second quarter of last year, were comprised of the following:

         Merchandise Comps            (1.5)%
         Rental video Comps            4.0%
         Total Comps                  (0.3)%

The increase in rental video Comps was primarily the result of an increase in our rental video pricing initiated during the second quarter of fiscal 2003, which also contributed to an increase in total rental video revenues for the quarter of $1.4 million, or 5.8%, to $25.9 million, up from $24.4 million a year earlier. DVD rentals increased 51% during the three months ended July 31, 2003 compared to the same period last year. The increase in DVD rentals was partially offset by a 27% decline in VHS rentals. The acceptance of DVD by the consumer is the primary reason for the decline in VHS rental revenue, but part of the decline resulted from studios increasing the percentage of rental titles released simultaneously for sale at a lower price-point, which entices the consumer to purchase a title on VHS instead of renting.

Total merchandise revenue for the second quarter decreased approximately $1.1 million, or 1.2%, to $89.5 million compared to $90.6 million for the same quarter last year, which we feel reflects the general state of retailing. Second quarter music Comps declined (14.3%) from the second quarter of fiscal 2002 while our book Comps increased 1.4%, partially offsetting the decline in music. Video games for sale continued to be our fastest growing category on a percentage basis with a gross revenue increase of 70% for the three months ended July 31, 2003 compared to the three months ended July 31, 2002. In addition, DVD for sale continued to increase during the second quarter of fiscal 2003 with gross revenues climbing 32% compared to the second quarter of fiscal 2002. This increase follows a 47% increase in DVD sales for the three months ended July 31, 2002 compared to the three months ended July 31, 2001.

Gross Profit. Total gross profit of $40.5 million in the second quarter of fiscal 2003 increased $2.4 million, or 6.3%, from $38.1 million in the second quarter of fiscal 2002. Total gross profit as a percent of total revenue increased for the three months ended July 31, 2003 to 35.1% compared to 33.1% for the same period last year. Merchandise gross profit as a percent of merchandise revenue increased slightly to 26.5% for the second quarter of fiscal 2003 compared to 26.3% for the same quarter last year. Significant changes in the components of merchandise gross profit are as follows:

         (i) a decrease of approximately $1.4 million in the expense associated with the distribution and return of merchandise resulting from improved management and controls;

         (ii) a reduction of product costs of approximately $0.9 million as a result of the adoption of EITF 02-16, which governs the accounting by a customer for certain consideration received from a vendor; and

         (iii) an increase of approximately $0.4 million in certain trade and purchase discounts.

Partially offsetting these increases in gross profit were:

         (i) lower product margins of approximately $0.7 million resulting from increased promotional pricing in our book category on new release titles and a shift in revenue mix from music to sale video and video games, which have a lower margin than music; and

         (ii) an increase in freight expense, which even though $0.4 million higher than the second quarter of fiscal year 2002, was less than our internal projections.

Rental video gross profit as a percent of rental revenue increased to 64.7% for the second quarter of fiscal 2003 from 58.6% for the same quarter last year. This increase was primarily due to an increase in our rental video pricing and lower depreciation and amortization expense of approximately $1.2 million from improved procurement procedures, inventory management and margins on videos acquired under revenue sharing agreements. Partially offsetting this increase in rental video margin was an increase in rental video shrinkage of approximately $0.4 million.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the second quarter ended July 31, 2003 decreased approximately $0.5 million to $39.8 million, or 34.5% of total revenues, down from $40.3 million, or 35.1% of total revenues for the second quarter ended July 31, 2002. This decrease was primarily the result of:

         (i) a decline of approximately $2.7 million in accounting and legal fees that were higher than normal during the second quarter of fiscal 2002 due to a $2.5 million charge for the settlement of the shareholder class action lawsuits; and

         (ii) a decrease in the costs associated with our group health plan of approximately $0.6 million the result of unplanned charges during the second quarter of fiscal 2002.

Partially offsetting these decreases in SG&A were:

         (i) an increase in net advertising costs of approximately $1.2 million during the second quarter compared to the same period in fiscal 2002 primarily resulting from the adoption of EITF 02-16;

         (ii) an increase of approximately $1.0 million in costs associated with the operation of a greater number of superstores; and

         (iii) higher costs of approximately $0.3 million associated with the remodeling and expansion of certain of our existing superstores.

Interest Expense. Interest expense remained unchanged at $0.5 million for the three months ended July 31, 2003, compared to the three months ended July 31, 2002 as higher debt levels during the current quarter compared to last year were offset by lower interest rates.

Interest Income. During the second quarter of fiscal 2002, we recorded non-recurring interest income of approximately $1.3 million as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998.

Income Taxes. No income tax effect was recorded during the second quarters of fiscal 2003 and 2002 due to adjustments in the valuation allowance related to the net deferred tax asset.

Six months ended July 31, 2003 compared to six months ended July 31, 2002

Revenues. Total revenues increased $4.3 million, or 1.9%, for the six months ended July 31, 2003 to $232.2 million compared to $227.9 million for the same period last year. Total Comps, which increased by 0.8% for the first six months of fiscal 2003 as compared to same period last year, were comprised of the following:

         Merchandise Comps            (0.8)%
         Rental video Comps             6.7%
         Total Comps                    0.8%

Total rental revenues for the six months ended July 31, 2003 increased $3.9 million, or 8.3%, to $51.2 million from $47.3 million for the six months ended July 31, 2002. This increase was primarily the result of titles released during the first quarter of fiscal 2003 having significantly stronger box-office revenues than those titles released during the first quarter of fiscal 2002, which resulted in higher rental transactions. In addition, an increase in our rental video pricing initiated during the second quarter of fiscal 2003 contributed to the increase. DVD rentals increased 56% during the six months ended July 31, 2003 compared to the same period last year. The increase in DVD rentals was partially offset by a 23% decline in VHS rentals.

Total merchandise revenue for the first six months of fiscal 2003 increased approximately $0.4 million, or 0.2%, to $181.0 million compared to $180.6 million for the same period last year. Music Comps declined (13.0%) for the six months ended July 31, 2003, compared to the six months ended July 31, 2002, as the music industry reported a decline of approximately (9%) in units shipped for the year and continues to battle on-line and physical music piracy. Book Comps declined (1.9%) for the first six month period of fiscal 2003 as compared to the same period in 2002. Gross revenue from video games for sale increased 84% for the six months ended July 31, 2003 compared to the six months ended July 31, 2002. In addition, gross revenues from DVD for sale increased 40% during the first six month period compared to the same period a year earlier.

Gross Profit. Total gross profit of $78.9 million for the six months ended July 31, 2003 increased $3.2 million, or 4.3%, from $75.7 million for the six months ended July 31, 2002. Total gross profit as a percent of total revenue increased for the six months ended July 31, 2003 to 34.0% compared to 33.2% for the same period last year. Merchandise margin as a percent of merchandise revenues decreased to 25.8% for the first six months of fiscal 2003 from 26.3% for the same period last year due primarily to:

         (i) an increase in freight expense resulting from higher shipping costs, which even though $1.8 million higher than the first six months of fiscal 2002, was in line with our internal projections; and

         (ii) lower product margins of approximately $1.8 million resulting from increased promotional pricing in our book category on new release titles and a shift in revenue mix from music to sale video and video games, which have a lower margin than music.

Partially offsetting these decreases in gross profit were:

         (i) a reduction of product costs of approximately $1.3 million as a result of the adoption of EITF 02-16;

         (ii)     lower merchandise shrinkage of approximately $0.9 milllion;

         (iii) a decrease of approximately $0.7 million in the expense associated with the distribution and return of merchandise resulting from improved management and controls; and

         (iv) a decrease of approximately $0.2 million in certain trade and purchase discounts.

Rental video gross profit increased as a percent of rental revenues to 62.8% for the six months ended July 31, 2003 from 59.5% for the same period last year. This increase was primarily due to improved procurement procedures, inventory management and margins on videos acquired under revenue sharing agreements. Partially offsetting this increase in rental video margin was an increase in rental video shrinkage of approximately $0.8 million.

SG&A Expenses. SG&A expenses for the six months ended July 31, 2003 increased approximately $1.9 million to $78.8 million, or 33.9% of total revenues, compared to $76.9 million, or 33.7% of total revenues, for the same period a year earlier. The increase was primarily the result of:

         (i) an increase in net advertising costs of approximately $2.7 million during the first six months of fiscal 2003 compared to the same period in fiscal 2002, which is primarily comprised of approximately $2.0 million from the adoption of EITF 02-16 and $0.6 million from increased advertising expenditures in an attempt to offset the impact of the war in Iraq and soft merchandise sales during the first quarter of fiscal 2003;

         (ii) an increase of approximately $1.8 million in costs associated with the operation of a greater number of superstores; and

         (iii) higher costs of approximately $0.7 million associated with the remodeling and expansion of certain of our existing superstores.

Partially offsetting these increases in SG&A were:

         (i) a decline of approximately $2.7 million in accounting and legal fees that were higher than normal during the first six months of fiscal 2002 due to a $2.5 million charge for the settlement of the shareholder class action lawsuits; and

         (ii) a decrease in the costs associated with our group health plan of approximately $0.4 million the result of unplanned charges during the first six months of fiscal 2002.

Interest Expense. Interest expense remained unchanged at $1.0 million for the six months ended July 31, 2003, compared to the six months ended July 31, 2002 as higher debt levels during the current quarter compared to last year were offset by lower interest rates.

Interest Income. During the second quarter, we recorded non-recurring interest income of $1.3 million as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998.

Income Taxes. No income tax effect was recorded during the second quarters of fiscal 2003 and 2002 due to adjustments in the valuation allowance related to the net deferred tax asset.

Liquidity and Capital Resources

We generate cash from operations exclusively from the sale of merchandise and the rental of video products and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our amended revolving credit facility. We believe our cash flow from operations and borrowings under our amended revolving credit facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2005.

Consolidated Cash Flows

     Operating Activities. Net cash flows from operating activities decreased $1.2 million, from $22.9 million for the six months ended July 31, 2002 to $21.7 million for the six months ended July 31, 2003. The primary reason for the decrease was a lesser decline in inventory of approximately $2.4 million during the first six months of fiscal 2003 compared to the first six months of fiscal 2002.

     Investing Activities. Net cash used in investing activities decreased $4.5 million, or 15.5%, to $24.9 million for the six months ended July 31, 2003 from $29.4 million for the six months ended July 31, 2002. This decrease was primarily the result of a higher amount of purchases of DVD rental video assets under revenue sharing agreements, which generally cost less than non-revenue sharing DVD assets, and improved rental video inventory procurement procedures. In addition, purchases of computer hardware and software upgrades were higher during the six months ended July 31, 2002.

     Financing Activities. Cash provided by financing activities is primarily associated with borrowings and payments made under debt agreements. For the six months ended July 31, 2003, net borrowings under debt agreements decreased $7.4 million compared to the six months ended July 31, 2002. Also included in cash provided by financing activities are amounts for the repurchase of our common stock. On September 18, 2001 we announced a stock repurchase program of up to $5.0 million of our common stock. As of July 31, 2003, a total of 796,423 shares have been repurchased at a cost of approximately $3.8 million, for an average cost of $4.74 per share.

Capital Structure. On August 23, 2002, we executed an amendment to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the "Facility"). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offer Rate (LIBOR) plus applicable margin depending upon the level of the Company's minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility matures on August 20, 2005. At July 31, 2003, we had $15.5 million in excess availability, after the $10 million availability reserve, under the Facility. At July 31, 2003 and January 31, 2003, respectively, we had borrowings outstanding of $48.3 million and $45.7 million under the Facility. The average rate of interest being charged under the Facility was 3.6% and 4.1% at July 31, 2003 and January 31, 2003, respectively.

From time to time, we enter into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt thereby reducing our exposure to interest rate volatility. On October 4, 2002, we cancelled, at no cost, two swap agreements entered into in November and December of 2001 with an aggregate notional amount of $20 million and replaced those agreements with one interest rate swap agreement with a financial institution. The notional amount of the swap is $20 million with a fixed interest rate of 2.45% for two years. We have designated the interest rate swap as a hedging instrument. At July 31, 2003, the fair value of the interest rate swap was not significant.

At July 31, 2003, our minimum operating lease commitments remaining for fiscal 2003 were approximately $9.3 million. The present value of total existing minimum operating lease commitments for fiscal years 2004 through 2018 discounted at 9.0% was approximately $68.4 million as of July 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2003 outstanding balance of the variable rate debt would be approximately $0.3 million, including the effect of our interest rate swap. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. In addition, we do not believe changes in the fair value of our interest rate swap entered into in October of 2002 with a notional amount of $20 million will be material.

ITEM 4. CONTROLS AND PROCEDURES

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2003, and based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                     PART II

ITEM 1. LEGAL PROCEEDINGS

In 2000, we restated our consolidated financial statements for the first three quarters of fiscal 1999 and the prior four fiscal years. As a result, lawsuits were filed against us and certain of our current and former directors and officers asserting various claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934.

We agreed to settle these lawsuits, and the settlement received final approval by the court on March 10, 2003. The settlement required a payment of $5.75 million on behalf of the defendants in the lawsuits ($3.15 million of which was funded from amounts remaining under our director and officer insurance policy after the payment of litigation expenses). The settlement resolves all claims against us and our current and former defendant officers and directors. Based on the foregoing, we recorded loss contingencies of $2.5 million, or $0.22 per share, and $0.1 million, or $0.00 per share, during the second and fourth fiscal quarters of fiscal 2002, respectively. All amounts required by the settlement agreement were funded by January 31, 2003.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 11, 2003. The sole item submitted by management to a vote of the shareholders was the election of John
H. Marmaduke, Gaines L. Godfrey and Jeffrey G. Shrader as Directors of the Company for a term expiring in 2006. Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act, there was no solicitation in opposition to the Director nominees and all three Director nominees were elected. The vote tabulation with respect to each nominee Directors is as follows:

      DIRECTOR NOMINEE           VOTES FOR      VOTES WITHHELD
      ----------------          -----------     --------------
     John H. Marmaduke           10,028,471         263,780
     Gaines L. Godfrey           10,032,670         259,581
     Jeffrey G. Shrader          10,033,200         259,051

The total number of abstentions and broker non-votes was 1,045,386 out of a total of 11,337,637 shares entitled to vote on the matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.   Listing of exhibits

  Exhibit
   Number                            Description of Documents
  -------                            ------------------------

    31.1      Principal Executive Officer Certification Pursuant to Exchange Act
              Rule 13a-14(a)/15d-14(a)

    31.2      Principal Financial Officer Certification Pursuant to Exchange Act
              Rule 13a-14(a)/15d-14(a)

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. On June 10, 2003, the Company filed a current report on Form 8-K reporting, under "Item 9. Regulation FD Disclosure," the officer certification of financial information required by 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     On May 21, 2003, the Company filed a current report on Form 8-K reporting, under "Item 9. Regulation FD Disclosure," that the Company had announced, among other things, its results for the quarter ended April 30, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                    HASTINGS ENTERTAINMENT, INC.


Date: September 10, 2003            /s/ Dan Crow
                                    --------------------------------------------
                                    Dan Crow
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


  Exhibit
   Number                           Description of Documents
  -------                           ------------------------

    31.1      Principal Executive Officer Certification Pursuant to Exchange Act
              Rule 13a-14(a)/15d-14(a)

    31.2      Principal Financial Officer Certification Pursuant to Exchange Act
              Rule 13a-14(a)/15d-14(a)

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002