Form 10-Q
period 2003-10-31
HASTINGS ENTERTAINMENT INC
filed 2003-12-10
CIK 1054579

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2003
                                       OR

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
Yes [ ]  No [X]

Number of shares outstanding of the registrant's common stock, as of December 1, 2003:

               Class                                 Shares Outstanding
--------------------------------------               ------------------
Common Stock, $.01 par value per share                   11,343,678

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
            FORM 10-Q FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2003

                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of October 31, 2003 (Unaudited),
              October 31, 2002 (Unaudited) and January 31, 2003                                             3

              Unaudited Consolidated Statements of Operations for the Three and
              Nine Months Ended October 31, 2003 and 2002                                                   4

              Unaudited Consolidated Statements of Cash Flows for the Nine
              Months Ended October 31, 2003 and 2002                                                        5

              Notes to Unaudited Consolidated Financial Statements                                          6

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                    10

     Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   19

     Item 4.  Controls and Procedures                                                                      19

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                            20

     Item 6.  Exhibits and Reports on Form 8-K                                                             20

SIGNATURE PAGE                                                                                             21

INDEX TO EXHIBITS                                                                                          22

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                 October 31, 2003 and 2002, and January 31, 2003
                    (Dollars in thousands, except par value)

                                                                  OCTOBER 31,     OCTOBER 31,     JANUARY 31,
                                                                     2003            2002            2003
                                                                  -----------     -----------     -----------
                                        ASSETS                    (UNAUDITED)     (UNAUDITED)
Current assets:
   Cash                                                            $   3,566       $   3,421       $   4,447
   Merchandise inventories, net                                      153,252         166,269         148,395
   Income taxes receivable                                               539              24             552
   Prepaid expenses and other current assets                           5,705           4,635           5,969
                                                                   ---------       ---------       ---------
      Total current assets                                           163,062         174,349         159,363
Property and equipment, net of accumulated depreciation
  of $146,013, $132,117 and $136,153 at October 31,
  2003, and 2002 and January 31, 2003, respectively                   78,237          76,163          76,283
Deferred income taxes, net of valuation allowance                      1,036             946             971
Intangible assets, net                                                   652             676             717
Other assets                                                             189              37             188
                                                                   ---------       ---------       ---------

                                                                   $ 243,176       $ 252,171       $ 237,522
                                                                   =========       =========       =========
                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Current maturities on capital lease obligations                 $     218       $     169       $     193
   Trade accounts payable                                             82,915         100,535          75,712
   Accrued expenses and other current liabilities                     30,758          30,342          32,543
                                                                   ---------       ---------       ---------
      Total current liabilities                                      113,891         131,046         108,448
Long term debt, excluding current maturities on
  capital lease obligations                                           51,479          46,475          46,519
Other liabilities                                                      3,315           4,925           3,399

Commitments and contingencies

Shareholders' equity:
   Preferred stock, $.01 par value; 5,000,000 shares
     authorized; none issued                                              --              --              --
   Common stock, $.01 par value; 75,000,000 shares
     authorized; 11,944,544 shares issued and 11,342,847
     shares outstanding at October 31, 2003; 11,944,544
     shares issued and 11,363,729 shares outstanding
     October 31, 2002; 11,944,544 shares issued and
     11,336,473 shares outstanding at January 31, 2003                   119             119             119
   Additional paid-in capital                                         36,635          36,763          36,749
   Retained earnings                                                  40,568          35,688          45,259
   Treasury stock, at cost
     601,697 shares, 580,815 shares and 608,071 shares
     at October 31, 2003, and 2002 and January 31,
     2003, respectively                                               (2,831)         (2,845)         (2,971)
                                                                   ---------       ---------       ---------
                                                                      74,491          69,725          79,156
                                                                   ---------       ---------       ---------
                                                                   $ 243,176       $ 252,171       $ 237,522
                                                                   =========       =========       =========

     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Operations
          For the Three and Nine Months Ended October 31, 2003 and 2002
                (Dollars in thousands, except per share amounts)

                                                THREE MONTHS ENDED OCTOBER 31,   NINE MONTHS ENDED OCTOBER 31,
                                                     2003            2002            2003            2002
                                                  ---------       ---------       ---------       ---------
Merchandise revenue                               $  88,901       $  86,445       $ 269,904       $ 267,026
Rental video revenue                                 23,942          24,191          75,173          71,493
                                                  ---------       ---------       ---------       ---------
        Total revenues                              112,843         110,636         345,077         338,519

Merchandise cost of revenue                          65,774          66,370         200,029         199,408
Rental video cost of revenue                          8,668          10,222          27,708          29,387
                                                  ---------       ---------       ---------       ---------
        Total cost of revenues                       74,442          76,592         227,737         228,795
                                                  ---------       ---------       ---------       ---------

        Gross profit                                 38,401          34,044         117,340         109,724

Selling, general and administrative expenses         41,684          40,117         120,449         117,030
Pre-opening expenses                                     53             150             234             331
                                                  ---------       ---------       ---------       ---------

        Operating loss                               (3,336)         (6,223)         (3,343)         (7,637)

Other income (expense):
   Interest expense                                    (547)           (481)         (1,579)         (1,497)
   Interest income                                       --              24              --           1,290
   Other, net                                            73              53             232             164
                                                  ---------       ---------       ---------       ---------

       Loss before income taxes                      (3,810)         (6,627)         (4,690)         (7,680)

Income tax expense                                       --              --              --              --
                                                  ---------       ---------       ---------       ---------

        Net loss                                  $  (3,810)      $  (6,627)      $  (4,690)      $  (7,680)
                                                  =========       =========       =========       =========

Basic and diluted loss per share                  $   (0.34)      $   (0.58)      $   (0.41)      $   (0.68)
                                                  =========       =========       =========       =========

Weighted-average common shares outstanding:
   Basic and diluted                                 11,317          11,364          11,319          11,341
                                                  =========       =========       =========       =========

     See accompanying notes to unaudited consolidated financial statements.

                  HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
                 Unaudited Consolidated Statements of Cash Flows
               For the Nine Months Ended October 31, 2003 and 2002
                             (Dollars in thousands)

                                                                      NINE MONTHS ENDED
                                                                         OCTOBER 31,
                                                                     2003            2002
                                                                   ---------       ---------
Cash flows from operating activities:
    Net loss                                                       $  (4,690)      $  (7,680)
    Adjustments to reconcile net loss to net cash provided by
      operating activities:
         Depreciation expense                                         28,396          29,078
         Amortization expense                                             65              45
         Loss on rental videos lost, stolen and defective              3,237           4,001
         Loss on disposal of non-rental video assets                     802             253
         Non-cash compensation                                            90             133
         Changes in operating assets and liabilities:
               Merchandise inventory                                  (1,796)        (13,599)
               Other current assets                                      264             697
               Trade accounts payable                                  7,203          17,118
               Accrued expenses and other current liabilities         (1,785)            549
               Income taxes receivable                                   (52)          5,497
               Other assets and liabilities, net                         (85)         (1,041)
                                                                   ---------       ---------
       Net cash provided by operating activities                      31,649          35,051
                                                                   ---------       ---------

Cash flows from investing activities:
     Purchases of rental video assets                                (20,756)        (27,992)
     Purchases of property and equipment                             (16,693)        (21,100)
                                                                   ---------       ---------
       Net cash used in investing activities                         (37,449)        (49,092)
                                                                   ---------       ---------

Cash flows from financing activities:
     Borrowings under revolving credit facility                      362,112         372,911
     Repayments under revolving credit facility                     (356,985)       (359,573)
     Payments under capital lease obligations                           (143)           (124)
     Purchase of treasury stock                                         (235)           (355)
     Proceeds from exercise of stock options                             170             284
                                                                   ---------       ---------
       Net cash provided by financing activities                       4,919          13,143
                                                                   ---------       ---------

Net decrease in cash                                                    (881)           (898)
Cash at beginning of period                                            4,447           4,319
                                                                   ---------       ---------
Cash at end of period                                              $   3,566       $   3,421
                                                                   =========       =========

     See accompanying notes to unaudited consolidated financial statements.

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

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

3. STOCK OPTION PLANS

We account for our stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation ("SFAS 123"), we may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS
123. The following schedule reflects the impact on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock based compensation.

                                                                   THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                      OCTOBER 31,                     OCTOBER 31,
                                                               -------------------------       -------------------------
                                                                  2003            2002            2003            2002
                                                               ---------       ---------       ---------       ---------
 Net loss, as reported                                         $  (3,810)      $  (6,627)      $  (4,690)      $  (7,680)
 Add: Stock-based compensation included in reported net
       income                                                         --             (17)             90             133
 Less:  Stock-based compensation expense determined under
       fair value based method, net of tax                          (140)           (143)           (523)           (588)
                                                               ---------       ---------       ---------       ---------

 Proforma net loss                                             $  (3,950)      $  (6,787)      $  (5,123)      $  (8,135)
                                                               =========       =========       =========       =========

 Loss per share:
    Basic, as reported                                         $   (0.34)      $   (0.58)      $   (0.41)      $   (0.68)
    Basic, proforma                                            $   (0.35)      $   (0.60)      $   (0.45)      $   (0.72)
    Diluted, as reported                                       $   (0.34)      $   (0.58)      $   (0.41)      $   (0.68)
    Diluted, proforma                                          $   (0.35)      $   (0.60)      $   (0.45)      $   (0.72)

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

4. STORE CLOSING RESERVE

From time to time and in the normal course of business, we evaluate our store base to determine if a need to close a store(s) is present. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in accrued expenses and other liabilities at October 31, 2003 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statement of operations.

The following tables provide a rollforward of reserves that were established for these charges for the nine months ended October 31, 2003 and 2002.

                                  Future Lease
                                    Payments        Other Costs          Total
                                  ------------      -----------        ---------
Balance at January 31, 2003        $   2,958         $      --             2,958
   Changes in estimates                  173                --               173
   Additions to provision                 74               117               191
   Cash outlay                          (975)             (117)           (1,092)
                                   ---------         ---------         ---------
Balance at October 31, 2003        $   2,230         $      --         $   2,230
                                   =========         =========         =========

                                  Future Lease
                                    Payments        Other Costs          Total
                                  ------------      -----------        ---------
Balance at January 31, 2002        $   5,919         $      13             5,932
   Changes in estimates                 (224)               --              (224)
   Additions to provision                946               134             1,080
   Cash outlay                        (1,178)             (117)           (1,295)
                                   ---------         ---------         ---------
Balance at October 31, 2002        $   5,463         $      30         $   5,493
                                   =========         =========         =========

As of October 31, 2003, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next six years. Other costs are charged against the reserve as incurred.

5. LOSS PER SHARE

Options to purchase 1,954,285 and 1,784,784 shares of common stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding at October 31, 2003 and 2002, respectively, were not included in the computation of diluted loss per share because their inclusion would have been antidilutive.

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

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

6. LITIGATION AND CONTINGENCIES (CONT'D)

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

7. SEGMENT DISCLOSURES

We have two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for the three and nine months ended October 31, 2003 and 2002 is presented below.

    For the three months ended October 31, 2003:       Retail           Internet
                                                       Stores          Operations          Total
                                                     ---------         ---------         ---------
    Total revenue                                    $ 112,786         $      57         $ 112,843
    Depreciation and amortization                        9,579                34             9,613
    Operating loss                                      (3,121)             (215)           (3,336)
    Total assets                                       242,963               213           243,176
    Capital expenditures                             $  12,569         $       4         $  12,573

    For the three months ended October 31, 2002:       Retail           Internet
                                                       Stores          Operations          Total
                                                     ---------         ---------         ---------
    Total revenue                                    $ 110,598         $      38         $ 110,636
    Depreciation and amortization                       10,186                61            10,247
    Operating loss                                      (5,890)             (333)           (6,223)
    Total assets                                       251,931               240           252,171
    Capital expenditures                             $  19,659               $--         $  19,659

    For the nine months ended October 31, 2003:       Retail            Internet
                                                      Stores           Operations          Total
                                                     ---------         ---------         ---------
    Total revenue                                    $ 344,882         $     195         $ 345,077
    Depreciation and amortization                       28,306               155            28,461
    Operating loss                                      (2,649)             (694)           (3,343)
    Total assets                                       242,963               213           243,176
    Capital expenditures                             $  37,431         $      18         $  37,449

    For the nine months ended October 31, 2002:        Retail           Internet
                                                       Stores          Operations          Total
                                                     ---------         ---------         ---------
    Total revenue                                    $ 338,388         $     131         $ 338,519
    Depreciation and amortization                       28,928               195            29,123
    Operating loss                                      (6,823)             (814)           (7,637)
    Total assets                                       251,931               240           252,171
    Capital expenditures                             $  49,090         $       2         $  49,092

                  Hastings Entertainment, Inc. and Subsidiaries
              Notes to Unaudited Consolidated Financial Statements
                            October 31, 2003 and 2002
 (Tabular amounts in thousands, except per share data or unless otherwise noted)

8. CHANGE IN ACCOUNTING PRINCIPLE

In January 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor" ("EITF 02-16"). The issue provides guidelines for specific treatment and classification of certain amounts received by a customer from a vendor in connection with product purchased from the vendor. EITF 02-16 was effective prospectively for new arrangements entered into after December 31, 2002. Accordingly, as of October 31, 2003, approximately $1.0 million of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental videos and will be recognized in cost of revenues as inventory is sold and as rental videos are rented. Additionally, as a result of these changes, selling, general and administrative expenses were increased by approximately $1.1 million and $3.1 million, total cost of revenues decreased $0.8 million and $2.1 million and net loss was increased by $0.3 million, or $0.03 per share, and $1.0 million, or $0.09 per share for the three and nine months ended October 31, 2003, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "intend," "anticipate," "project," "will" and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of any adjustment to fair value of interest rate swaps, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental video amortization, our store closing reserve, revenue recognition, accounting for vendor allowances, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management's current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:

-        whether our assumptions turn out to be correct;

-        our ability to attain such estimates and expectations;

- a downturn in market conditions in any industry, including the economic state of retailing, relating to the products we inventory, sell or rent;

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

General

Hastings Entertainment is a leading multimedia entertainment retailer that combines the sale of books, music, software, periodicals, videocassettes, video games and DVDs with the rental of videocassettes, video games and DVDs in a superstore and Internet Web site format. As of October 31, 2003, we operated 148 superstores averaging approximately 20,000 square feet in small to medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. Each of our superstores is company-operated under the name of Hastings. Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets and expanding our offering of products through our Internet Web site.

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

Lower of Cost or Market for Merchandise Inventory. Our merchandise inventories are recorded at the lower of cost or market. As with any retailer, economic conditions, cyclical customer demand and changes in purchasing or distribution can affect the carrying value of inventory. As circumstances warrant, we record lower of cost or market inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated fair value of merchandise inventory by product category and record an adjustment if estimated market value is below cost. Through merchandising and an automated-progressive markdown program, we quickly take the steps necessary to increase the sell-off of slower moving merchandise to eliminate or lessen the effect of these adjustments.

Returns Process. Merchandise inventory owned by us is generally returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or changes in product offerings. At the end of any reporting period, cost accruals are required for inventory that has been returned to vendors, or is in the process of being returned to vendors, or has been identified to be returned to vendors. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. In order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, we utilize an allowance for cost of inventory returns. To accrue for such costs and estimate this allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the allowance can have a material effect on the financial results of an annual or interim period.

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

Certain events, including a downturn in the rental video industry as a whole or in the markets within which we operate our superstores, further consolidation of rental video retailers, a change in the rental home video distribution window, which allows rental retailers an exclusive period of time to rent titles prior to being made available for pay-per-view, video on demand, and premium, basic cable, network and syndicated television, a substantial change in customer demand and a change in the mix of rental video revenues, could affect the salvage value we have assigned to our rental video assets. The effect could result in a material reduction of the carrying value of our rental video assets and have a material impact on the financial results of an annual or interim period. In particular, the growth of the DVD market and the shift of consumer purchases from VHS (videocassettes) to DVD could result in a decrease in the salvage value of rental videos. At some point during the rental cycle, a VHS item, as with DVD and games, is available for purchase by a customer as a previously viewed tape. Our current experience is that the amount received for a previously viewed tape is higher than our estimated salvage value of that item in our rental inventory. Based in part on this factor and sales of previously viewed tapes, we believe our estimate of salvage value is appropriate.

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

Revenue Recognition. We generate revenue primarily from retail sales and rental of our products. Merchandise and rental revenues are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Revenues are presented net of estimated returns and exclude all taxes. Customers may return certain merchandise for exchange or refund within our policies, and an allowance has been established to provide for projected returns. There are no provisions for uncollectible amounts since payment is received at the time of sale. We, as with most retailers, also offer gift cards for sale. Deferred revenue, a current liability, is recognized at the time a gift card is sold with the costs of designing, printing and distributing the cards recorded as an expense as incurred. The deferred revenue liability is relieved and revenue is recognized upon the redemption of the gift cards. From time to time we will offer sales incentives to customers, in the form of rebates. Revenue is reduced by the amount of estimated redemptions, based on experience of similar types of rebate offers, and a deferred revenue liability is established. The deferred revenue liability is relieved when the customer has completed all criteria necessary to file a valid rebate claim. Any remaining portion of deferred revenue is recorded as revenue following the termination of the extended redemption period and following completion of all outstanding rebate claims.

Comparable-Store Revenue. Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

Vendor Allowances. In 2002, The Emerging Issues Task Force ("EITF") discussed issue no. 02-16 ("EITF 02-16"), which addresses the accounting for cash consideration received from a vendor by a reseller for various vendor-funded allowances, including cooperative advertising support. The EITF determined that cash consideration received from a vendor should be presumed to be a reduction of the prices of vendor's products and, therefore, should be shown as a reduction in the cost of goods sold when recognized in the reseller's income statements. The only exceptions to this rule are if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of goods sold when recognized in the reseller's income statements. In January 2003, the EITF issued transition guidance concluding that this interpretation should be applied to all new or modified arrangements entered into after December 31, 2002. We adopted EITF 02-16 beginning February 1, 2003. Accordingly, as of October 31, 2003, approximately $1.0 million of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental videos and will be recognized in cost of revenues as inventory is sold and as rental videos are rented. Additionally, as a result of these changes, selling, general and administrative expenses were increased by approximately $1.1 million and $3.1 million, total cost of revenues decreased $0.8 million and $2.1 million and net loss was increased by $0.3 million, or $0.03 per share, and $1.0 million, or $0.09 per share for the three and nine months ended October 31, 2003, respectively.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.


                                                      Three Months Ended             Nine Months Ended
                                                          October 31,                    October 31,
                                                     2003            2002            2003            2002
                                                    ------          ------          ------          ------
Merchandise revenue                                   78.8%           78.1%           78.2%           78.9%
Rental video revenue                                  21.2            21.9            21.8            21.1
                                                    ------          ------          ------          ------
      Total revenues                                 100.0           100.0           100.0           100.0

Merchandise cost of revenue                           74.0            76.8            74.1            74.7
Rental video cost of revenue                          36.2            42.3            36.9            41.1
                                                    ------          ------          ------          ------
      Total cost of revenues                          66.0            69.2            66.0            67.6
                                                    ------          ------          ------          ------

      Gross profit                                    34.0            30.8            34.0            32.4

Selling, general and administrative expenses          36.9            36.3            34.9            34.6
Pre-opening expenses                                   0.1             0.1             0.1             0.1
                                                    ------          ------          ------          ------

Operating loss                                        (3.0)           (5.6)           (1.0)           (2.3)

Other income (expense):
   Interest expense                                   (0.5)           (0.4)           (0.5)           (0.4)
   Interest income                                      --             0.0              --             0.4
   Other, net                                          0.1             0.0             0.1             0.0
                                                    ------          ------          ------          ------

      Loss before income taxes                        (3.4)           (6.0)           (1.4)           (2.3)

Income tax expense                                      --              --              --              --
                                                    ------          ------          ------          ------

      Net loss                                        (3.4)%          (6.0)%          (1.4)%          (2.3)%
                                                    ======          ======          ======          ======

Summary of Superstore Activity

                                 Three Months Ended              Nine Months Ended            Year Ended
                                     October 31,                    October 31,              January 31,
                                  2003        2002               2003         2002               2003
                                  ----        ----               ----         ----               ----
Beginning number of stores         147         143                146          142                142
   Openings                          1           3                  4            5                  7
   Closings                         --          (1)                (2)          (2)                (3)
                                  ----        ----               ----         ----               ----
Ending number of stores            148         145                148          145                146
                                  ====        ====               ====         ====               ====

Three months ended October 31, 2003 compared to three months ended October 31, 2002

Revenues. Total revenues increased approximately $2.2 million, or 2.0%, for the third quarter of fiscal 2003 to $112.8 million compared to $110.6 million for the third quarter of fiscal 2002. Total comparable-store revenues ("Comps"), which increased by 1.6% for this year's third quarter as compared to the third quarter of last year, were comprised of the following:

Merchandise Comps             2.4%
Rental video Comps           (1.4%)
Total Comps                   1.6%

Total merchandise revenue for the third quarter increased approximately $2.5 million, or 2.8%, to $88.9 million compared to $86.4 million for the same quarter last year which was primarily driven by sales of DVDs and video games, as increases in total sales in these categories during the third quarter of fiscal 2003 continued to be the highest among all of our merchandise product lines. Sales of DVDs increased approximately 40% for the three months ended October 31, 2003 compared to the three months ended October 31, 2002, as customers continue to convert movie libraries from the VHS format to DVD. Sales of video games increased 34% for the current third quarter when compared to the third quarter of last year as a result of increased selection in popular formats and competitive pricing. In addition, our book Comps increased 0.8% during the quarter. Offsetting these increases in merchandise Comps was a decline in our music Comps of 6.3% for the third quarter of fiscal 2003, which we believe reflects the general state of the music industry.

Total rental revenue decreased by approximately, $0.2 million or 1.0%, to $23.9 million for the three months ended October 31, 2003 compared to $24.2 million for the three months ended October 31, 2002. This decrease was primarily the result of lower rental video comps driven by lower rentals of titles in the VHS and game formats during the current quarter. The reduction in game rentals was primarily due to fewer popular titles being released during the current quarter when compared to the same period last year. DVD rentals increased 41% during the third quarter of the current year compared to the same period last year. The increase in DVD rentals was offset by a 33% decline in VHS rentals. The acceptance of DVD by the consumer is the primary reason for the decline in VHS rental revenue.

Gross Profit. Total gross profit of $38.4 million in the third quarter of fiscal 2003 increased $4.4 million, or 12.8%, from $34.0 million in the third quarter of fiscal 2002. Total gross profit as a percentage of total revenue increased for the three months ended October 31, 2003 to 34.0% compared to 30.8% for the same period last year. Merchandise gross profit as a percentage of merchandise revenue increased to 26.0% for the third quarter of fiscal 2003 compared to 23.2% for the same quarter last year. Significant changes in the components of merchandise gross profit are as follows:

         (i) a decrease of approximately $0.9 million in the expense associated with the distribution and return of merchandise resulting from improved management and controls;

         (ii) a reduction of product costs of approximately $0.8 million as a result of the adoption of EITF 02-16 during fiscal 2003, which governs the accounting by a customer for certain consideration received from a vendor;

         (iii) lower inventory markdowns during the third quarter of fiscal 2003 of approximately $0.4 million compared to the same period last year due primarily to a higher level of non-returnable, non-saleable book items disposed of during the third quarter of fiscal 2002; and

         (iv) a decrease in merchandise shrink of approximately $0.2 million.

Partially offsetting these increases in gross profit were increases in freight expense, which even though $0.2 million higher than the third quarter of fiscal year 2002, was less than our internal projections.

Rental video gross profit as a percentage of rental video revenue increased to 63.8% for the third quarter of fiscal 2003 from 57.7% for the same quarter last year. This increase was primarily due to:

         (i) an increase in our rental video pricing, primarily catalog (non-new release) titles;

         (ii) lower depreciation and amortization expense of approximately $1.2 million from improved procurement procedures, inventory management and an increase in margins on videos acquired under revenue sharing agreements;

         (iii) a reduction of approximately $0.3 million in the cost associated with the distribution of rental video assets; and

         (iv) a decrease in rental video shrinkage of approximately $0.1 million.


Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the third quarter ended October 31, 2003 increased approximately $1.6 million to $41.7 million, or 36.9% of total revenues, up from $40.1 million, or 36.3% of total revenues for the third quarter ended October 31, 2002. This increase was primarily the result of:

         (i) an increase of approximately $1.2 million in costs associated with the operation of a greater number of superstores;

         (ii) an increase in net advertising costs of approximately $1.0 million during the third quarter compared to the same period in fiscal 2002 resulting from the adoption of EITF 02-16; and

         (iii) an increase of approximately $0.4 million in the costs associated with our group healthcare plan, the majority of which was the result of two large medical claims incurred during October 2003.

Partially offsetting these increases in SG&A expenses was a decline of approximately $0.5 million in store closing costs as we closed one superstore during the three months ended October 31, 2002 as compared to no closings during the three months ended October 31, 2003. In addition, costs associated with the remodeling and expansion of certain of our existing superstores decreased approximately $0.2 million as compared to the third quarter of the prior year.

Pre-opening Expenses. Pre-opening expenses decreased approximately $0.1 million for the three months ended October 31, 2003, as the Company opened one new superstore during the period compared to three superstores during the three months ended October 31, 2002. Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore's opening.

Interest Expense. Interest expense remained unchanged at $0.5 million for the three months ended October 31, 2003, compared to the three months ended October 31, 2002 as higher debt levels during the current quarter compared to last year were offset by lower interest rates.

Income Taxes. No income tax benefit was recorded during the third quarters of fiscal 2003 and 2002 due to adjustments in the valuation allowance related to the net deferred tax asset.

Nine months ended October 31, 2003 compared to nine months ended October 31,
2002

Revenues. Total revenues increased $6.6 million, or 1.9%, for the nine months ended October 31, 2003 to $345.1 million compared to $338.5 million for the same period last year. Total Comps, which increased by 1.0% for the first nine months of fiscal 2003 as compared to same period last year, were comprised of the following:

Merchandise Comps             0.2%
Rental video Comps            4.0%
Total Comps                   1.0%

Total merchandise revenue for the first nine months of fiscal 2003 increased approximately $2.9 million, or 1.1%, to $269.9 million compared to $267.0 million for the same period last year. Total revenues from the sale of video games increased 66% for the nine months ended October 31, 2003 compared to the nine months ended October 31, 2002. In addition, total revenues from sales of DVDs increased 40% during the nine month period compared to the same period a year earlier. Book and music Comps declined (1.1%) and (10.9%), respectively, for the nine months ended October 31, 2003, compared to the nine months ended October 31, 2002. The music industry reported a decline of approximately (7.4%) in units shipped for the year and continues to battle on-line and physical music piracy.

Total rental revenues for the nine months ended October 31, 2003 increased $3.7 million, or 5.1%, to $75.2 million from $71.5 million for the nine months ended October 31, 2002. This increase was primarily the result of titles released during the first quarter of fiscal 2003 having significantly stronger box-office revenues than those titles released during the first quarter of fiscal 2002, which resulted in higher rental transactions. In addition, an increase in our rental video pricing, primarily catalog (non-new release) titles, initiated during the second quarter of fiscal 2003 contributed to the increase. These increases were partially offset by a decrease during the third quarter of fiscal 2003 resulting from lower rentals of titles in the VHS and game formats during the current quarter. DVD rentals increased 51% during the nine months ended October 31, 2003 compared to the same period last year. The increase in DVD rentals was partially offset by a 26% decline in VHS rentals.

Gross Profit. Total gross profit of $117.3 million for the nine months ended October 31, 2003 increased $7.6 million, or 6.9%, from $109.7 million for the nine months ended October 31, 2002. Total gross profit as a percentage of total revenue increased for the nine months ended October 31, 2003 to 34.0% compared to 32.4% for the same period last year. Merchandise gross profit as a percentage of merchandise revenues increased to 25.9% for the first nine months of fiscal 2003 from 25.3% for the same period last year due primarily to:

         (i) a reduction of product costs of approximately $2.1 million as a result of the adoption of EITF 02-16;

         (ii) a decrease of approximately $1.6 million in the expense associated with the distribution and return of merchandise resulting from improved management and controls; and

         (iii)    lower merchandise shrinkage of approximately $1.1 million.

Partially offsetting these increases in gross profit were:

         (i) an increase in freight expense resulting from higher shipping costs, which even though $2.0 million higher than the first nine months of fiscal 2002, was below our internal projections; and

         (ii) lower product margins of approximately $1.0 million resulting from increased promotional pricing in our book category on new release titles and a shift in revenue mix primarily from a decline in music revenues and an increase in revenue from the sale of video and video games, which have lower margins.

Rental video gross profit increased as a percentage of rental revenues to 63.1% for the nine months ended October 31, 2003 from 58.9% for the same period last year. This increase was primarily due to:

         (i) an increase in our rental video pricing, primarily catalog (non-new release) titles;

         (ii) lower depreciation and amortization expense of approximately $2.0 million from improved procurement procedures, inventory management and an increase in margins on videos acquired under revenue sharing agreements; and

         (iii) a reduction of approximately $0.3 million in the cost associated with the distribution of rental video assets.

Partially offsetting this increase in rental video margin was an increase in rental video shrinkage of approximately $0.7 million.

SG&A Expenses. SG&A expenses for the nine months ended October 31, 2003 increased approximately $3.4 million to $120.4 million, or 34.9% of total revenues, compared to $117.0 million, or 34.6% of total revenues, for the same period a year earlier. The increase was primarily the result of:

         (i) an increase in net advertising costs of approximately $3.7 million during the first nine months of fiscal 2003 compared to the same period in fiscal 2002. Approximately $3.1 million was the result of the adoption of EITF 02-16 and $0.6 million from increased advertising expenditures in an attempt to offset the impact of the war in Iraq and soft merchandise sales during the first quarter of fiscal 2003;

         (ii) an increase of approximately $3.0 million in costs associated with the operation of a greater number of superstores; and

         (iii) higher costs of approximately $0.5 million associated with the remodeling and expansion of certain of our existing superstores.

     Partially offsetting these increases in SG&A was:

         (i) a decline of approximately $2.7 million in accounting and legal fees that were higher than normal during the first six months of fiscal 2002 due to a $2.5 million charge for the settlement of the shareholder class action lawsuits; and

         (ii) a decline of approximately $0.5 million in store closing costs.

Interest Expense. Interest expense increased slightly to $1.6 million for the nine months ended October 31, 2003 from $1.5 million for the nine months ended October 31, 2002. The increase was the result of higher debt levels during the current quarter compared to last year partially offset by lower interest rates.

Interest Income. During the second quarter or fiscal 2002, we recorded non-recurring interest income of $1.3 million as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998.

Income Taxes. No income tax benefit was recorded during the third quarters of fiscal 2003 and 2002 due to adjustments in the valuation allowance related to the net deferred tax asset.

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

Consolidated Cash Flows

     Operating Activities. Net cash flows from operating activities decreased $3.5 million, from $35.1 million for the nine months ended October 31, 2002 to $31.6 million for the nine months ended October 31, 2003 as we recorded the receipt of approximately $5.4 million of federal income tax refunds during the third quarter of fiscal 2002. Increases in inventory were approximately $11.8 million less during the current nine month period when compared to the same period last year primarily resulting from having more balanced merchandise inventories, which required a lesser buildup, entering the holiday selling season. As a result, trade accounts payable declined approximately $10.0 million during the first nine months of fiscal 2003 compared to the first nine months of fiscal 2002.

     Investing Activities. Net cash used in investing activities decreased $11.6 million, or 23.7%, to $37.5 million for the nine months ended October 31, 2003 from $49.1 million for the nine months ended October 31, 2002. This decrease was primarily the result of a higher amount of purchases of DVD rental video assets under revenue sharing agreements, which generally cost less than non-revenue sharing DVD assets, and improved rental video inventory procurement procedures. In addition, purchases of computer hardware and software upgrades were higher during the nine months ended October 31, 2002.

     Financing Activities. Cash provided by financing activities is primarily associated with borrowings and payments made under debt agreements. For the nine months ended October 31, 2003, net borrowings under debt agreements decreased $8.2 million compared to the nine months ended October 31, 2002. Also included in cash provided by financing activities are amounts for the repurchase of our common stock. On September 18, 2001 we announced a stock repurchase program of up to $5.0 million of our common stock. As of October 31, 2003, a total of 796,423 shares have been repurchased at a cost of approximately $3.8 million, for an average cost of $4.74 per share.

Capital Structure. On August 23, 2002, we executed an amendment to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the "Facility"). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of the Company's minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility matures on August 20, 2005. At October 31, 2003, we had $12.7 million in excess availability, after the $10 million availability reserve, under the Facility. At October 31, 2003 and January 31, 2003, respectively, we had borrowings outstanding of $50.8 million and $45.7 million under the Facility. The average rate of interest being charged under the Facility was 3.6% and 4.1% at October 31, 2003 and January 31, 2003, respectively.

From time to time, we enter into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. On October 4, 2002, we cancelled, at no cost, two swap agreements entered into in November and December of 2001 with an aggregate notional amount of $20 million and replaced those agreements with one interest rate swap agreement with a financial institution. The notional amount of the swap is $20 million with a fixed interest rate of 2.45% for two years. We have designated the interest rate swap as a hedging instrument. At October 31, 2003, the fair value of the interest rate swap was not significant.

At October 31, 2003, our minimum operating lease commitments remaining for fiscal 2003 were approximately $4.8 million. The present value of total existing minimum operating lease commitments for fiscal years 2004 through 2018 discounted at 9.0% was approximately $88.2 million as of October 31, 2003.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender's base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2003 outstanding balance of the variable rate debt would be approximately $0.3 million, including the effect of our interest rate swap. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. In addition, we do not believe that changes in the fair value of our interest rate swap entered into in October of 2002 with a notional amount of $20 million will be material.

ITEM 4. CONTROLS AND PROCEDURES

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2003, and based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

   Exhibit
   Number                    Description of Documents
   -------                   ------------------------

    31.1 Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

    31.2 Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

b. On August 26, 2003, the Company filed a current report on Form 8-K reporting, under "Item 12. Results of Operations and Financial Condition," that the Company had announced, among other things, its results for the quarter ended July 31, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                           HASTINGS ENTERTAINMENT, INC.


Date: December 10, 2003                    /s/ Dan Crow
                                           -------------------------------------
                                           Dan Crow
                                           Vice President and Chief Financial
                                           Officer (Principal Financial and
                                           Accounting Officer)

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