Form 10-K
period 2004-01-31
HASTINGS ENTERTAINMENT INC
filed 2004-04-16
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 000-24381

HASTINGS ENTERTAINMENT, INC.

(Exact name of registrant as specified in its charter)

Texas	75-1386375
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3601 Plains Boulevard, Amarillo, Texas	79102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (806) 351-2300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

As of July 31, 2003, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $19.8 million based upon the closing market price of $3.31 per share of Common Stock on the Nasdaq National Market on that date. (For the purposes of determination of the above-stated amounts, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all of such persons are affiliates of the registrant.)

Number of shares of $.01 par value Common Stock outstanding as of March 30, 2004: 11,363,612

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of the registrant to be held during 2004 are incorporated by reference into Parts II and III of this Form 10-K.

HASTINGS ENTERTAINMENT, INC.
Form 10-K Annual Report
For the Fiscal Year Ended January 31, 2004

PART I

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings or with the approval of an authorized executive officer of the company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental video amortization, store closing reserves, revenue recognition, comparable-store revenues and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon company management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, whether our assumptions turn out to be correct, our inability to attain such estimates and expectations, a downturn in market conditions in any industry relating to the products we inventory, sell or rent, the effects of or changes in economic conditions in the U.S or the markets in which we operate our superstores, volatility of fuel and utility costs, acts of war or terrorism inside the United States or abroad, our success in forecasting customer demand for products and legal proceedings; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

General

Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that sell and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games and videocassettes, video game consoles and DVD players. As of March 30, 2004, we operated 148 superstores in small- to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. See note 14 to the consolidated financial statements for more information regarding our two operating segments: retail stores and Internet operations. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. A third subsidiary, Hastings College Stores, Inc., ceased operations in fiscal year 2001. References herein to fiscal years are to the twelve-month periods, which end in January of each following calendar year. For example, the twelve-month period ended January 31, 2004 is referred to as fiscal 2003.

Industry Overviews

Music. According to the Recording Industry Association of America (“RIAA”), total music shipments by manufacturers to retailers declined 6.0% to $11.9 billion in 2003 compared to $12.6 billion in 2002. The majority of this decrease can be found in a decline of almost 7% in shipments for the industry mainstay, the full-length CD, to $11.2 billion in 2003 compared to $12.0 billion in 2002. Although this decline is primarily attributable to the continuing problem of online piracy, Mitch Bainwol, Chairman and CEO of the RIAA, believes that recent trends in the industry are positive. According to Mr. Bainwol, record companies have taken a proactive approach by implementing educational efforts and enforcement programs to deal with piracy. Industry shipments of cassettes declined sharply during 2003 to $108.1 million, down approximately 49% from 2002, as the format continued to lose favor with music consumers. A bright spot for the industry was the increase in music DVD video format increasing in shipment value by more than 56% to $369.6 million.

Books. The Association of American Publishers estimates that total book industry sales rose 4.6% in 2003, to an estimated $23.4 billion, up from approximately $22.4 billion in 2002. The juvenile hardcover segment, driven by the release of Harry Potter and the Order of the Phoenix, increased 28.6% to $0.7 billion, up from approximately $0.5 billion in the prior year. In addition, last year’s revenue benefited from strong fourth quarter releases such as The South Beach Diet, The Da Vinci Code and The Purpose Driven Life.

Rental Video. According to Paul Kagan Associates (“Kagan”), consumer spending on rental video decreased approximately 1% to $8.2 billion in 2003. DVD revenues, which continue to drive the rental industry, increased $1.4 billion to approximately $4.0 billion, up 52.2% in 2003 over 2002, while VHS rentals declined $1.6 billion, or 28.1%, to approximately $3.9 billion over the same period. Kagan projects that video rental revenues will decline from $8.2 billion in 2003 to approximately $7.0 billion by 2008; however, due to many variables, it is difficult to project the fluctuations in the industry. We believe rental video will remain a viable revenue source for the following reasons:

(i)	Despite increases in the sale of movies detailed below under “Sale Video and Video Games,” according to Kagan, rental transactions continued to exceed sales transactions during 2003. Rental transactions represented approximately 71.6% of total rental and sell-through transactions during 2003 compared to approximately 74.3% in 2002. We believe renting videos provides consumers with low-cost entertainment, a factor that will continue to drive rental transactions in the future.

(ii)	DVD continued its accelerated acceptance rate with DVD households as a percentage of U.S. television households exceeding 51% in 2003 compared to approximately 41% in 2002. Kagan projects that this number will exceed 88% by 2008. This penetration is moving far beyond consumers that were early adopters of the DVD format, and with price points on DVD hardware continuing to decline, we believe more consumers will be renting classic movies and personal favorites in the DVD format for the first time. We also believe that later-adopting DVD households are less likely to purchase DVDs at the high rates of early-adopters.

(iii)	We believe that the DVD format, with its superior picture and sound quality and extra features such as outtakes, director commentary and scene selection, will drive continued growth in the industry.

(iv)	We also believe rental video will continue to be a favored entertainment medium for millions of consumers due to its relatively inexpensive price points, broad selection of new release and catalog (older) movies and ability for “viewer control” of the experience (i.e., start, stop, fast-forward, pause and rewind).

(v)	We believe video game rentals will continue to play an important role in the rental industry. Due to the relatively high purchase prices for game software, rental pricing is an attractive option for consumers; especially those wanting to preview a game prior to making a purchase.

Sale Video and Video Games. According to Kagan, total industry revenues for the sale of DVD and VHS increased approximately 15% to $15.9 billion during 2003 compared to $13.9 billion in 2002. This increase resulted primarily from substantially all DVD product being released at prices low enough that consumers can purchase a title at the same time it is available for rent. This lower pricing has enabled consumers to build their video libraries and has helped to turn casual movie watchers into collectors. Kagan estimates that total revenues from the sale of DVD and VHS will approach $29.0 billion by 2008, and it is projected that DVD will represent approximately 98% of the total revenues, compared to approximately 77% in 2003.

According to the NPD Group, total sales for the video game industry, including portable and console hardware, software and accessories, decreased 2.7% to $10 billion in 2003 compared to $10.3 billion in 2002. The majority of total revenues is generated from console and portable game software, which recorded an increase of 5.4% to $5.8 billion in 2003 compared to $5.5 billion in 2002. Decreasing price points for Nintendo’s GameCube, Sony’s Playstation 2 and Microsoft’s Xbox, three new generation hardware products, have increased the penetration of game consoles and contributed to the increase in video game sales.

Business Strategy

Our goal is to enhance our position as a leading multimedia entertainment retailer in small- to medium-sized communities by expanding and remodeling existing superstores, opening new superstores in selected markets and to a lesser extent, offering our products through the Internet. Each element of our business strategy is designed to build consumer awareness of the Hastings concept and achieve high levels of customer loyalty and repeat business. We believe the key elements of this strategy are the following:

Superior Multimedia Concept. Our superstores present a wide variety of products tailored to local preferences in a dynamic and comfortable store atmosphere with exceptional service. Our superstores average approximately 20,000 square feet, with our new superstores generally ranging in size from 10,000 to 25,000 square feet. Our superstores offer customers an extensive product assortment customized for a specific store. Below is a listing of the approximate minimum and maximum title selections for our stores:

	Minimum	Maximum
Product Category	Title Count	Title Count
Books	11,000	65,000
Music	7,000	47,000
Rental VHS, DVD, Video Games	11,000	30,000
Used CDs, DVD, Video Games	2,000	18,000
Sale VHS, DVD and Video Games	4,000	12,000
Boutique, Consumables and Accessories	2,000	7,000
Periodicals	1,000	3,000
Software	—	1,000

The following table shows our revenue mix as a percentage of total revenues for the last three fiscal years:

	Fiscal Year
Product Category	2003	2002	2001
Music	27%	29%	33%
Books	23%	23%	24%
Rental	20%	20%	20%
Video	17%	15%	13%
Video Games	6%	5%	2%
Software	2%	3%	4%
Other	5%	5%	4%

Although our superstores’ core product assortment tends to be similar, the merchandise mix of each of our superstores is tailored to accommodate the particular demographic profile of the local market in which the superstore operates through the utilization of our proprietary purchasing and inventory management systems. We believe that our multimedia format reduces our reliance on and exposure to any particular entertainment segment and enables us to promptly add exciting new entertainment categories to our product line.

Small to Medium-Sized Market Superstore Focus. We target small- to medium-sized markets with populations of generally less than 50,000 where our extensive product selection, low pricing strategy, efficient operations and superior customer service enable us to become the market’s destination entertainment store. In addition, we are exploring a smaller-store prototype with selling square footage of generally less than 10,000 square feet in markets with populations of generally less than 13,000. We believe that the small- to medium-sized markets where we operate the majority of our superstores present an opportunity to profitably operate and expand our unique entertainment superstore format. In our opinion, these markets typically are underserved by existing book, music or video stores, and our competitors in these markets are generally locally owned stores, national-chain specialty stores and general merchandise retailers. We base our merchandising strategy for our superstores on an in-depth understanding of our customers and our individual markets. We strive to optimize each superstore’s merchandise selection by using our proprietary information systems to analyze the sales history, anticipated demand and demographics of each superstore’s market. In addition, we utilize flexible layouts that enable each superstore to arrange our products according to local interests and to customize the layout in response to new customer preferences and product lines.

Customer-Oriented Superstore Format. We design our superstores to provide an easy-to-shop, open store atmosphere by offering major product categories in a “store-within-a-store” format. Most of our superstores position product with customer affinities together around a wide racetrack aisle or three-across departments (e.g., books, music and video) that are designed to allow customers to view the entire superstore. This store configuration produces significant cross-marketing opportunities among the various entertainment departments, which we believe results in higher transaction volumes and impulse purchases. To encourage browsing and the perception of Hastings as a community gathering place, we have incorporated amenities in many superstores, such as chairs for reading, a broad selection of gourmet coffee and tea, soft drinks and snacks, music auditioning stations, interactive information kiosks, telephones for free local calls, children’s play areas and in-store promotional events.

Low Pricing. Our pricing strategy at our superstores is to offer value to our customers by maintaining everyday low prices that are competitive with or lower than the prices charged by other retailers in the market. We determine our prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. We believe that our low pricing structure results in part from (i) our ability to purchase directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) our proprietary information systems, improvements to which have enabled management to make more precise and targeted purchases and pricing for each superstore, and (iii) our consistent focus on maintaining low occupancy and operating costs.

Used and Budget-Priced Products. Since 1994, we have bought or traded for customers’ CDs to sell as used product in order to leverage the value of our CD offering. Since 2001, we have added DVDs and video games to our used product offering. In addition to used products, we offer budget-priced products in all of our major product categories to enhance our customers shopping experience. During fiscal 2003, we generated approximately 8.3% of our total revenues from used and budget-priced products compared to approximately 6.9% for 2002. During the first quarter of fiscal 2004, we will test buying and selling used books in certain of our markets. We believe our multimedia superstore concept will enhance our offering of used and budget products allowing the customer to choose between a new or a less expensive used copy of the same title.

Internet. Augmenting our superstore offering, we operate an e-commerce Internet Web site (www.gohastings.com). Our site enables customers to electronically access more than 800,000 new and used entertainment products and unique, contemporary gifts and we fill Internet orders primarily from our superstore inventories. The site features exceptional product and pricing offers, search and auditioning capabilities, and digital downloading of music selections. The Web site is designed to fully integrate into a store kiosk to leverage both the physical and digital shopping experience. The site also features an Investor Relations section with links to past press release information and filings with the Securities and Exchange Commission, including officer certifications of financial information listed as exhibits to such filings.

Expansion Strategy

We plan to open five superstores while expanding and or relocating 16 of our existing superstores during fiscal 2004. We have identified numerous potential locations for future superstores in under-served, small- to medium-sized markets that meet our new-market criteria. We believe that with our current information systems and distribution capabilities, our infrastructure can support our anticipated rate of expansion and growth for at least the next several years.

Merchandising Strategy

We are a leading multimedia entertainment retailer. By offering a broad array of products within several distinct but complementary categories, we strive to appeal to a wide range of customers and position our superstores as destination entertainment stores in our targeted small- to medium-sized markets.

Superstore Product Selection. Although all Hastings superstores carry a similar core product assortment, the merchandise mix of book, music, software, videocassette and video game selections of each superstore is tailored continually to accommodate the particular demographic profile and demand of the local market in which the superstore operates. We accomplish this customization through our proprietary purchasing, inventory, selection and pricing management systems. The purchasing system analyzes historic consumer purchasing patterns at each individual superstore to forecast customer demand for new releases and anticipate seasonal changes in demand. In addition, our inventory management process continually monitors product sales and videocassette rentals to identify slow-moving books, music, software and sale videocassettes, DVD and video games for return to vendors and rental videocassettes, DVD and video games for sale to customers as previously viewed items or transfer to other superstores. Our pricing management system allows us to identify slow-moving products and initiate an automated-progressive markdown program to enhance sell-through while maximizing margin at each subsequent price reduction. It also automatically implements the price change by printing new tags at the store. Our superstores offer customers an extensive product assortment customized for a specific store with new releases and special offerings in each entertainment product category that are prominently displayed and arranged by product category.

In addition to our primary product lines, we continually add new product offerings to better serve our customers. Products for sale in these categories include promotional t-shirts, licensed plush toys, portable electronics, consumer electronics including DVD players and video game consoles, musical instruments, sheet music, greeting cards, audio books and consumables, including soft drinks, coffee, popcorn and candy. Our full service coffee bar, The Hard Back Café, which is operating in certain of our superstores, offers a broad selection of coffees, teas and food items. Accessory items for sale include blank videocassettes and CDs, video cleaning equipment and audiocassette and CD carrying cases. Many of these products generate impulse purchases and produce higher margins. The rental of videocassette, video game and DVD players is provided as a service to Hastings customers.

During fiscal 2004, we will begin to merge our new and used CDs into the same display fixture. This will provide for a more straightforward shopping experience, offer a wider assortment, and provide the customer with an immediate choice of purchasing a new or a lower-priced used item.

Information System

Our information system is based on technology that allows for communication and exchange of current information among all locations, corporate and retail, via a wide-area network. The primary components of the information system are as follows:

New Release Allocation. Our buyers use the new release allocation system to purchase new release products for the superstores and have the ability within the system to utilize multiple methods of forecasting demand. By using store-specific sales history, factoring in specific market traits, applying sales curves for similar titles or groups of products and minimizing subjectivity and human emotion for a transaction, the system customizes purchases for each individual superstore to satisfy customer demand. The process provides the flexibility to allow store management to anticipate customer needs, including tracking missed sales and factoring in regional influences. We believe that the new release allocation system enables us to increase revenues by having the optimum levels and selection of products available in each superstore at the appropriate time to satisfy customers’ entertainment needs.

Rental Video Asset Purchasing System. Our rental video asset purchasing system uses store-specific performance on individual rental videocassette titles to anticipate customer demand for new release rental videocassettes. The system analyzes the first eight weeks’ performance of a similar title and factors in the effect of such influences as seasonal trends, box office draw and prominence of the movie’s cast to customize an optimum inventory for each individual superstore. The system also allows for the customized purchasing of other catalog rental video assets on an individual store basis, additional copy depth requirements under revenue-sharing agreements and timely sell-off of previously viewed tapes. We believe that our rental video asset purchasing system allows us to efficiently plan and stock each superstore’s rental video asset inventory, thereby improving performance and reducing exposure from excess inventory.

Store Replenishment. Store replenishment covers three main areas for controlling a superstore’s inventory.

Selection Management. Selection management constantly analyzes store-specific sales, traits and seasonal trends to determine title selection and inventory levels for each individual superstore. By forecasting annual sales of products and consolidating recommendations from store management, the system enables us to identify overstocked or understocked items, prompt required store actions and optimize inventory levels. The system tailors each store’s individual inventory to the market, utilizing over 2,000 product categories, configurations and product status.

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

Inventory Management. Inventory management systems interface with other store systems and accommodate electronic receiving and returns to maintain perpetual inventory information. Cycle counting procedures allow us to perform all physical inventory functions, including the counting of each superstore’s inventory up to four times per year. The system provides feedback to assist in researching any variances.

Store Systems. Each superstore has a dedicated server within the store for processing information connected through a wide area network. This connectivity provides consolidation of individual transactions and allows store management and corporate office associates easy access to the information needed to make informed decisions. Transactions at the store are summarized and used to assist in staff scheduling, loss prevention and inventory control. All point of sale transactions utilize scanning technology, allowing for maximum customer efficiency at checkout. During the fourth quarter of fiscal 2003, we began implementing a new labor scheduler software system that will be installed chain wide by the end of the second quarter of fiscal 2004. The new Windows-based software will, among other things, require less time of the store manager to maintain, provide improved measurement and reporting of budget to scheduled and actual labor, and create review- and exception-based reports at the corporate office for management monitoring.

Accounting and Finance. Our financial accounting software allows us to prepare a variety of daily management reports covering store and corporate performance. Detailed financial information for each superstore, as well as for warehouse units, which include our distribution and returns facilities, and the corporate office, are generated on a monthly basis. Our payroll, accounts payable, cash control, financial planning and certain tax functions are performed in-house.

Warehouse Management. Our warehouse management systems provide support for high-volume retail transactions, including shipments, receipts, recycled product and returns to vendors. During fiscal 2003, we began the design and development of a new warehouse management software system that will be in place by the end of the second quarter of fiscal 2004. This new software will increase product picking and shipping efficiencies, reduce dock congestion and provide for faster processing of orders to move product to our stores sooner.

Distribution and Suppliers

Our distribution center is located in a 146,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 21,000 products offered in substantially every superstore. The distribution center also is used in distributing large purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to receive, process and ship items to be returned to manufacturers and distributors, as well as the rebalancing of merchandise inventories among our superstores. This facility currently provides inventory to all Hastings superstores and is designed to support our anticipated rate of expansion and growth for at least the next several years. We ship products weekly to each Hastings superstore, facilitating quick and responsive inventory replenishment. Approximately 32% of our total product, based on store receipts, is distributed through the distribution center. Approximately 68% of our total product is shipped directly from vendors to the superstores. In fiscal 2003, we focused our efforts to improve cost controls, inventory management and supply chain metrics.

Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low-pricing structure. In fiscal 2003, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three suppliers accounted for approximately 23% of total products purchased during fiscal 2003. While selections from a particular artist or author generally are produced by a single manufacturer, we strive to maintain supplier relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation — General” for a description of our returns process.

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

Trademarks and Servicemarks

We believe our trademarks and servicemarks, including the servicemarks “Hastings Books Music Video,” and “Hastings, Your Entertainment Superstore” have significant value and are important to our marketing efforts. We have registered “Hastings Books Music Video” as a servicemark with the United States Patent and Trademark Office and are in the process of registering “Hastings, Your Entertainment Superstore” and “Hard Back Café.” We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Associates

We refer to our employees as associates because of the critical role they play in the success of each Hastings superstore and the company as a whole. As of January 31, 2004, we employed approximately 6,784 associates, of which 2,162 are full-time and 4,622 are part-time associates. Of this number, approximately 6,218 were employed at retail superstores, 292 were employed at our distribution center and 274 were employed at our corporate offices. None of our associates are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company

The following is certain information concerning the executive officers of Hastings Entertainment, Inc.

Name	Age	Position
John H. Marmaduke	56	Chairman of the Board, President and Chief Executive Officer
Dan Crow	57	Vice President of Finance and Chief Financial Officer
Robert A. Berman	54	Vice President of Store Operations
James S. Hicks	47	Vice President of Product
Alan Van Ongevalle	36	Vice President of Information Technology & Distribution

All executive officers are chosen by the Board of Directors and serve at the Board’s discretion. Set forth below is information concerning the business experience of our executive officers.

John H. Marmaduke, age 56, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company’s former parent company, Western Merchandisers, Inc. (“Western”), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart Stores, Inc. Mr. Marmaduke also serves on the board of directors of the Interactive Entertainment Merchants Association. Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 30 years.

Dan Crow, age 57, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July of 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and Financial Executives International and has served as Chief Financial Officer of various retail companies including Discount Auto Parts, Inc., Scotty’s, Inc. and Lil’ Things, Inc. since 1984.

Robert A. Berman, age 54, has served as Vice President of Store Operations of the Company since January 1997. From June 1995 to January 1997, Mr. Berman was self-employed in the financial services industry. From January 1989 to June 1995, Mr. Berman served as Vice President and Senior Vice President of Store Operations for Builders Square, Inc., a chain of building material superstores. At Builders Square, Inc., Mr. Berman was responsible for store operations, store planning and design, purchasing and construction.

James S. Hicks, age 47, has served as Vice President of Product of the Company since August 2002. From August 1999 to August 2002, Mr. Hicks served as Vice President of Purchasing. From August 1997 to August 1999, Mr. Hicks served as the Senior Director of Purchasing and from April 1994 to August 1997, was the Director of Purchasing. He was a District Leader for the Company from July 1984 to April 1994. From October 1982 to July 1984, Mr. Hicks served as a company troubleshooter and from April 1982 to October 1982 was a store manager. Mr. Hicks began his career with Hastings in August 1981 as a manager trainee. Prior to joining the Company, Mr. Hicks was the Regional Credit Manager for Liquid Carbonics Corporation, a gas distributor and manufacturer headquartered in Houston.

Alan Van Ongevalle, age 36, has served as Vice President of Information Technology and Distribution since February 2003. From August 2002 to February 2003, Mr. Van Ongevalle served as Vice President of Marketing and Distribution. From May 2000 to August 2002, Mr. Van Ongevalle served as Vice President of Marketing. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and as Director of Advertising from September 1998 to August 1999. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager, Director of New Stores and the Southern Kansas area through September 1998.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC’s public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (www.sec.gov).

The address of our Internet Web site is (www.gohastings.com) and through the links on the Investor Relations portion of our Web site, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other items filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through our Web site as soon as reasonably practicable after we electronically file or furnish the material with the SEC. In addition, links to press releases and a code of ethics for financial and other executive officers are posted in the Investor Relations section.

ITEM 2. PROPERTIES

As of January 31, 2004, we operated 148 superstores in 20 states located as indicated in the following table:

Name of State	Number of Superstores
Alabama	1
Arkansas	11
Arizona	7
Colorado	3
Georgia	1
Idaho	8
Indiana	1
Iowa	1
Kansas	9
Kentucky	1
Missouri	7
Montana	6
Nebraska	4
New Mexico	16
Oklahoma	12
Tennessee	6
Texas	42
Utah	2
Washington	7
Wyoming	3

Total	148

Currently, we lease sites for all our superstores. These sites typically are located in pre-existing, stand-alone buildings or strip shopping centers. Our primary market areas are small- and medium-sized communities with populations generally less than 50,000. We have developed a systematic approach using our site selection criteria to evaluate and identify potential sites for new superstores. Key demographic criteria for superstores include community population, community and regional retail sales, personal and household disposable income levels, education levels, median age, and proximity of colleges or universities. Other site selection factors include current competition in the community, visibility, available parking, ease of access and other neighbor tenants. To maintain low occupancy costs, we typically concentrate on leasing existing locations that have been operated previously by other retailers.

We actively manage our existing superstores and from time to time close under-performing stores. During fiscal 2003 we closed three superstores and during fiscal 2002 we closed three superstores.

The terms of our superstore leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a superstore.

The following table sets forth as of January 31, 2004 the number of superstores that have current lease terms that will expire during each of the following fiscal years and the associated number of superstores for which we have options to extend the lease term:

	Number of Superstores	Options
Fiscal Year 2004	8	7
Fiscal Year 2005	14	13
Fiscal Year 2006	12	12
Fiscal Year 2007	20	20
Fiscal Year 2008	18	17
Thereafter	76	73

Total	148	142

We have not experienced any significant difficulty renewing or extending leases on a satisfactory basis.

Our headquarters and distribution center are located in Amarillo, Texas in a leased facility consisting of approximately 44,500 square feet for office space and 146,000 square feet for the distribution center. The leases for this property terminate in September 2008, and we have the option to renew these leases through March 2020.

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

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows. Recently, we were named as defendants in a complaint filed in Texas alleging that our late fees for movie and game rentals are illegal under the Uniform Commercial Code. While we intend to vigorously defend this matter and are hopeful of a favorable result, the ultimate outcome of this matter cannot be estimated at this time.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of Hastings Entertainment, Inc. common stock are listed and traded on The Nasdaq National Market (Nasdaq) under the symbol “HAST.” Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq:

	High	Low
2003:
First Quarter	$4.30	$3.00
Second Quarter	$4.20	$3.00
Third Quarter	$4.37	$3.01
Fourth Quarter	$5.00	$3.35
2002:
First Quarter	$8.44	$5.20
Second Quarter	$9.20	$4.95
Third Quarter	$6.15	$4.00
Fourth Quarter	$6.12	$4.00

As of March 30, 2004, there were approximately 405 holders of record of our Common Stock.

The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, and our operating and financial condition, among other factors. Our current revolving credit facility restricts the payment of dividends. In view of such restrictions, it is unlikely that we will pay a dividend in the foreseeable future.

Equity compensation plan information will be set forth in our Proxy Statement for our 2004 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2003, under the heading “Compensation Plans,” which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

The selected consolidated financial and operating data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and the notes thereto that appear elsewhere in this report.

	Fiscal Year
(In thousands, except per share and square foot data)	2003	2002	2001	2000	1999
Income Statement Data:
Merchandise revenue	$404,977	$395,548	$379,322	$370,512	$364,041
Rental video revenue	103,341	99,846	92,326	87,691	81,384

Total revenues	508,318	495,394	471,648	458,203	445,425
Merchandise cost of revenue	297,523	292,888	280,054	280,459	270,113
Rental video cost of revenue	39,259	41,652	41,504	38,022	32,139

Total cost of revenues	336,782	334,540	321,558	318,481	302,252
Gross profit	171,536	160,854	150,090	139,722	143,173
Selling, general and administrative expenses (1)(2)	163,473	158,025	144,053	148,967	141,513
Pre-opening expenses	277	479	182	33	1,681

Operating income (loss)	7,786	2,350	5,855	(9,278)	(21)
Interest expense	(2,048)	(1,987)	(2,090)	(3,485)	(3,708)
Interest income (3)	—	1,291	—	—	—
Other, net	324	237	252	197	205

Income (Loss) before income taxes	6,062	1,891	4,017	(12,566)	(3,524)
Income tax expense (benefit) (4)	(1,688)	—	—	2,034	(1,359)

Net income (loss)	$7,750	$1,891	$4,017	$(14,600)	$(2,165)

Basic income (loss) per share	$0.68	$0.17	$0.34	$(1.25)	$(0.19)

Diluted income (loss) per share	$0.68	$0.16	$0.34	$(1.25)	$(0.19)

Weighted-average common shares outstanding – basic	11,327	11,343	11,742	11,645	11,621
Weighted-average common shares outstanding – diluted	11,483	11,779	11,898	11,645	11,621
Other Data:
Depreciation (5)	$39,813	$40,223	$35,393	$33,155	$31,626
Capital expenditures (6)	$53,456	$64,664	$46,495	$30,482	$47,427
Store Data:
Total selling square footage at end of period	2,915,884	2,846,955	2,727,446	2,759,735	2,829,269
Comparable-store revenues increase (7)	1.9%	5.0%	4.7%	0.1%	4.0%

	January 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Working capital (8)	$37,950	$50,915	$49,912	$46,567	$67,295
Total assets	236,248	237,522	229,851	213,484	247,933
Total long-term debt, including current maturities on capital lease obligations	29,844	46,712	33,432	29,610	54,260
Total shareholders’ equity	$86,993	$79,156	$77,344	$75,791	$90,091

(1)	We recorded pre-tax charges of $2.6 million in fiscal 2002 related to the settlement of shareholder class action lawsuits described in Note 13 to the consolidated financial statements. These charges reduced net income by $2.6 million or approximately $0.22 per diluted share.

(2)	In fiscal 2000, we recorded $2.7 million in accounting and legal fees associated with the restatement of the first three quarters of fiscal 1999 and the prior four fiscal years. As a result of these fees, fiscal year 2000 net losses were increased by $2.7 million, or $0.23 per diluted share.

(3)	We recorded interest income of approximately $1.3 million in the second quarter of fiscal 2002 as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. As a result, net income was increased by approximately $0.11 per diluted share.

(4)	The results for fiscal year 2003 reflect an income tax benefit of approximately $1.7 million, or $0.15 per diluted share, primarily due to the reversal of a valuation allowance of approximately $4.4 million previously applied against our deferred tax assets. Based on our past three fiscal years of profitability and our projections of future taxable income, we believe that a valuation allowance is no longer required as of January 31, 2004 as the realization of our deferred tax assets is now considered more likely than not.

(5)	Includes amounts associated with our rental video cost amortization.

(6)	Includes procurement of rental video assets.

(7)	Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

(8)	Working capital is calculated as total current assets less total current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this Annual Report.

CAUTIONARY STATEMENTS

The following cautionary statements and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.

Expansion Strategy. Our growth strategy is dependent principally on our ability to open new superstores and remodel, expand and/or relocate certain of our existing superstores and operate them profitably. In general, the rate of our expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of qualified management personnel and our ability to manage the operational aspects of our growth. It also depends upon the availability of adequate capital, which in turn depends in a large part upon the cash flow generated from operations.

Our future results will depend, among other things, on the success in implementing our expansion strategy. If stores are opened more slowly than expected, sales at new stores reach targeted levels more slowly than expected (or fail to reach targeted levels) or related overhead costs increase in excess of expected levels, our ability to successfully implement our expansion strategy would be adversely affected.

Seasonality. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the holiday selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of this quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses that may have been incurred in the first three quarters of the year. We experience reduced video rental activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of superstore openings, the number and popularity of new book, music and video titles, the cost of the new release or “best renter” titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect our operations.

Competition. We operate in numerous, highly competitive industries including the book, music, sale video and rental video industries. In each of these products, we compete directly with national superstore operators, as well as regional chains and superstores, specialty retailers dealing in our products, independent single store operators, discount stores, warehouse and mail order clubs, and mass merchandisers. In addition, the Internet is a significant channel for retailing for most of the product categories that we offer. In particular, the retailing of books, music and video over the Internet is highly competitive. In addition, we face competition from companies engaged in the business of selling books, music and movies and the renting of movies via electronic means, including the downloading of music content and in-home video delivery. An increase in competition in the physical or electronic markets in which we operate could have a material effect on our operations.

Consumer Spending Patterns. Revenues generated from the sale and rental of books, music, videos and other products we carry have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, consumer confidence and other factors beyond our control. A decline in consumer spending on the buying and/or rental of the products we offer could have a material adverse effect on our financial condition and results of operations and our ability to fund our expansion strategy.

Reliance on Key Personnel. Management believes that the Company’s continued success will depend, to a significant extent, upon the efforts and abilities of Mr. John H. Marmaduke, Chairman, President and Chief Executive Officer. The loss of the services of Mr. Marmaduke could have a material adverse effect on our operations. We maintain “key man” life insurance on Mr. Marmaduke. In addition, our success depends, in part, on our ability to retain key management and attract other personnel to satisfy our current and future needs. The inability to retain key management personnel or attract additional qualified personnel could have a material adverse effect on our operations.

Home Video Retailer Distribution Window. A competitive advantage that home video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the home video retailer “distribution window.” After the initial theatrical release of a movie, studios generally make their movies available to home video retailers (for rental and retail, including by mass merchant retailers) for specified periods of time. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for home video retailers varies, but has traditionally ranged from 45 to 60 days for domestic video stores. Thereafter, movies are made sequentially available to television distribution channels.

Our business could be negatively affected if (i) video retailer distribution windows were no longer the first following the theatrical release; (ii) the length of the home video retailer distribution windows were shortened; or (iii) the home video retailer distribution windows were no longer as exclusive as they are now because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the home video retailer distribution window to view a newly released movie on these other distribution channels.

We believe that the studios have a significant interest in maintaining a viable home video retail industry. However, the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie, and we cannot predict future decisions by the studios, or the impact, if any, of those decisions. In addition, any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose a risk to the continuation of the distribution window.

Current Rental Video Studio Pricing Policies. Recent studio pricing for movies released to home video retailers has impacted our video business. Historically, studio pricing was based on whether or not a studio desired to promote a movie for both rental and sale to the consumer, or primarily for rental, from the beginning of the home video distribution window. In order to promote a movie title for rental, the title would be released to home video retailers at a price that was too high to allow for an affordable sales price by the retailer to the consumer at the beginning of the retail home video distribution window. As rental demand subsided, the studio would reduce pricing in order to then allow for reasonably priced sales to consumers. Currently, substantially all DVD titles are released at a price to the home video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail home video distribution window. This sell-through pricing policy has led to increasing competition from other retailers, including mass merchants such as Wal-Mart and online retailers, who are able, due to the lower sell-through prices, to purchase DVDs for sale to consumers at the same time as traditional home video retailers, like Hastings, purchase both DVDs and VHS product for rental. In addition, some retailers sell movies at lower prices in order to increase overall traffic to their stores or businesses, and mass merchants may be more willing to sell at lower prices, and in some instances, below wholesale. These factors have increased consumer interest in purchasing DVDs, which has reduced the significance of the VHS rental window.

We believe that the increased consumer purchases are due in part to consumer interest in building DVD libraries of classic movies and personal favorites and that the studios will remain dependent on the traditional home video retailer to generate revenues for the studios from titles that are not classics or current box office hits. We therefore believe the importance of the video rental industry to the studios will continue to be a factor in studio pricing decisions. However, we cannot control or predict studio pricing policies with certainty, and we cannot assure you that consumers will not, as a result of further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors, increasingly desire to purchase rather than rent movies. Personal DVD libraries could also cause consumers to rent or purchase fewer movies in the future. Our profitability could therefore be negatively affected if, in light of any such consumer behavior, we were unable to (i) grow our rental business, (ii) replace gross profits from generally higher-margin rentals with gross profits from increased sales of generally lower-margin sell-through product; or (iii) otherwise positively affect gross profits, such as through price increases or cost reductions. Our ability to achieve one or more of these objectives is subject to risks, including the risk that we may not be able to compete effectively with other DVD retailers, some of whom may have competitive advantages such as the pricing flexibility described above or favorable consumer perceptions regarding value.

Regardless of the wholesale pricing environment, the extent of our profitability is dependent on our ability to enter into arrangements with the studios that effectively balance copy depth and cost considerations. Each type of arrangement provides different advantages and challenges for us. The ability to negotiate preferred terms under revenue sharing agreements for the procurement of DVD, video games and VHS titles is crucial to our operations. Our profitability could be negatively affected if studios were to make other changes in their wholesale pricing policies and revenue-sharing agreements.

Alternate Methods of Video Delivery. Advances in technologies such as video-on-demand or certain changes in consumer behavior driven by these or other technologies and methods of delivery, could have a negative effect on our business. In particular, our business could be impacted if (i) newly released movies were to be made widely available by the studios to these technologies at the same time or before they are made available to home video retailers for rental; and (ii) these technologies were to be widely accepted by consumers. In addition, advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a negative effect on our video store business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers’ homes. Also, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers’ homes.

Amortization and Salvage Value of Rental Video. Certain events mentioned in this Annual Report on Form 10-K and others, including a downturn in the rental video industry as a whole or in the markets within which we operate our superstores, further consolidation of rental video retailers, a substantial change in customer demand and a change in the mix of rental video revenues, could affect the salvage value we have assigned to our rental video assets. The effect could result in a material reduction of the carrying value of our rental video assets and have a material impact on the financial results of an annual or interim period. In particular, the growth of the DVD market and the shift of consumer purchases from VHS (videocassettes) to DVD could result in a decrease in the salvage value of rental videos. At some point during the rental cycle, a VHS item, as with DVD and games, is available for purchase by a customer as a previously viewed tape (“PVT”). With the shift in consumer interest from VHS to DVD, we have experienced a significant reduction in the revenues generated by VHS, see “Fiscal 2003 Compared to Fiscal 2002” in this section. In order to reduce exposure to a declining product category, we monitor closely the recovery value received as well as the on hand levels of our PVT. In addition, we are implementing an electronic pull criteria that will better identify when a tape should be made available as PVT in order to maximize recovery value. Our current experience is that the amount received for a previously viewed tape is higher than our estimated salvage value of that item in our rental inventory. Based in part on this factor and sales of previously viewed tapes, we believe our estimate of salvage value is appropriate, however, if future demand or market conditions are less favorable than management projections, inventory adjustments, including possible changes to rental video asset cost amortization methods or salvage values, may be required.

Overview

Hastings Entertainment is a leading multimedia entertainment retailer that sells and rents various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games and videocassettes, video game consoles and DVD players through its entertainment superstores and its Internet Web site. As of January 31, 2004, we operated 148 superstores averaging approximately 20,000 square feet in small- to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. Each of the superstores is wholly owned by us and operates under the name of Hastings.

During 2003, the music industry continued to decline, although at a lesser rate than in prior years, and the rental market slowed, particularly in the latter half of the year, to some extent as a result of higher video sales. Despite these industry influences, we reported revenue increases for fiscal 2003 due primarily to the broad selection of products in our superstores. In addition, we accomplished several goals during 2003 including (i) a reduction in the cost of returning merchandise inventory to vendors through management, systems and controls improvements; (ii) higher gross profit on revenues driven by improved inventory procurement and continued negotiation of improved video rental revenue-sharing contract terms; (iii) a more efficient and balanced merchandise inventory; and (iv) significantly reduced debt levels as of January 31, 2004. We believe that these improvements will have an effect on future periods.

Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding and remodeling existing superstores, opening new superstores in selected markets, and offering our products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2004 is referred to as fiscal 2003.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States, which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the disclosure of contingent liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting policies affect our more significant estimates and assumptions used in the preparation of our financial statements. Our significant estimates and assumptions are reviewed, and any required adjustments are recorded, on a monthly basis.

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

Returns Process. Merchandise inventory owned by us is generally returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or changes in product offerings. At the end of any reporting period, cost accruals are required for inventory that has been returned to vendors, is in the process of being returned to vendors, or has been identified to be returned to vendors. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. In order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, we utilize an allowance for cost of inventory returns. To accrue for such costs and estimate this allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the allowance can have a material effect on the financial results of an annual or interim period.

Rental Video Asset Cost Amortization. We have a series of direct revenue-sharing agreements with major studios and we anticipate that our future involvement in revenue-sharing agreements will be similar to that of fiscal year 2003. Revenue sharing allows us to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. We then share with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased access to additional copies of new releases under revenue-sharing agreements allows customer demand for new releases to be satisfied over the shorter period of time when the new releases are most popular. Under the terms of the specific contracts with supplying studios, we expense revenue-sharing payments through rental video cost of revenue, as revenues are recognized. The capitalized cost of all rental video assets acquired for a fixed price is being amortized on an accelerated basis over six months to a salvage value of $4 per unit, except for rental video assets purchased for the initial stock of a new superstore, which are being amortized on a straight line basis over 36 months to a salvage value of $4. Rental video assets purchased for less than $4 are not amortized.

We monitor closely the recovery value of our rental video assets and are implementing an electronic pull criteria in order to maximize recovery value. Our current experience is that the recovery value of our rental video assets is higher than our estimated salvage value of that item in our rental inventory. Based in part on this factor and sales of previously viewed tapes, we believe our estimate of salvage value is appropriate. However, if future demand or market conditions are less favorable than management projections, inventory adjustments, including possible changes to rental video asset cost amortization methods or salvage values, may be required.

Store Closing Reserve. On a quarterly basis, and in the normal course of business, we evaluate our store base to determine if we need to close or relocate a store(s). Management will evaluate, among other factors, current and future profitability, market trends, age of store and lease status. The primary expense items associated with the closure of a store relate to the net present value of minimum lease payments (the present value of remaining lease payments under an active lease) and the write-off of leasehold improvements and other assets not remaining in our possession. Prior to December 31, 2002, such expense items were recorded as of the date that management made the decision to close or relocate a store and sublease income was not recorded as part of the estimate until a contract with a sublet tenant had been signed.

Subsequent to December 31, 2002, and in accordance with the adoption of SFAS No. 146, we now recognize such expense items at the time the location is closed or relocated. The amount recorded can fluctuate based on the age of the closing location, term and remaining years of the lease and the number of stores being closed or relocated. We actively pursue sublease tenants on all closed or relocated locations and, as part of the final estimation of store closing liability, the impact of any sublease income is estimated. The net of the described charges and sublease income estimates can have a material effect on the financial results of an annual or interim period.

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

Vendor Allowances. In 2002, the Emerging Issues Task Force (“EITF”) discussed issue no. 02-16 (“EITF 02-16”), which addresses the accounting for cash consideration received from a vendor by a reseller for various vendor-funded allowances, including cooperative advertising support. The EITF determined that cash consideration received from a vendor should be presumed to be a reduction of the prices of vendor’s products and, therefore, should be shown as a reduction in the cost of goods sold when recognized in the reseller’s income statements. The only exception to this rule is if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of goods sold when recognized in the reseller’s income statements. In January 2003, the EITF issued transition guidance concluding that this interpretation should be applied to all new or modified arrangements entered into after December 31, 2002. Accordingly, as of January 31, 2004, approximately $2.2 million of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental videos and will be recognized in cost of revenues as inventory is sold and as rental videos are rented. Additionally, as a result of these changes, selling, general and administrative expenses (SG&A) were increased by approximately $4.4 million, total cost of revenues decreased by approximately $2.2 million and net income for fiscal 2003 was decreased by approximately $1.4 million, or $0.12 per diluted share, net of tax. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore continue to be recorded as a reduction of SG&A. For fiscal 2003, such payments amounted to approximately $2.4 million.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of period for the three most recent fiscal years.

	Fiscal Year
	2003	2002	2001
Merchandise revenue	79.7%	79.8%	80.4%
Rental video revenue	20.3	20.2	19.6

Total revenues	100.0	100.0	100.0
Merchandise cost of revenue	73.5	74.0	73.8
Rental video cost of revenue	38.0	41.7	45.0

Total cost of revenues	66.3	67.5	68.2
Gross profit	33.7	32.5	31.8
Selling, general and administrative expenses	32.1	31.9	30.5
Pre-opening expenses	0.1	0.1	0.1

	32.2	32.0	30.6

Operating income	1.5	0.5	1.2
Other income (expense):
Interest expense	(0.4)	(0.4)	(0.4)
Interest income	—	0.3	—
Other, net	0.1	0.0	0.1

	(0.3)	(0.1)	(0.3)

Income before income taxes	1.2	0.4	0.9
Income tax benefit	(0.3)	—	—

Net income	1.5%	0.4%	0.9%

	Fiscal Year
	2003	2002	2001
Hastings Superstores:
Beginning number of stores	146	142	142
Openings	5	7	5
Closings	(3)	(3)	(5)

Ending number of stores	148	146	142

Fiscal 2003 Compared to Fiscal 2002

Revenues. Total revenues for fiscal 2003 were $508.3 million, up $12.9 million or 2.6%, over fiscal 2002 revenues of $495.4 million primarily resulting from an increase in total comparable-store revenues (“Comps”) of 1.9%. Elements of total Comps are as follows:

Merchandise Comps	1.7%
Rental video Comps	2.7%
Total Comps	1.9%

Total merchandise revenues increased $9.4 million, or 2.4% for fiscal 2003 to $405.0 million from $395.6 million for fiscal 2002. On a percentage basis, our top-performing category for the year was DVD for sale, which posted a 39.4% increase in total revenues and was partially offset by a decline in total sales of VHS of 20.6%, illustrating the shift in consumer interest from titles in the VHS format to the preferred DVD format. In addition, total revenues from video games increased 37.9% as hot game titles and our used-game trade and sell program fueled growth in the category.

The increase in merchandise Comps was driven primarily by year over year increases of 34.4% and 17.7% in Comp sales of video games and videos, respectively and a Comp increase in our book category of 0.7%. These increases were partially offset by a decline in our music Comps of 7.5%. For the year, the music industry reported a decline of approximately 6.0% in shipments of new release compact discs and continues its efforts to reduce online music piracy.

For fiscal 2003, total rental video revenues increased approximately 3.5% to $103.3 million, up $3.5 million from $99.8 million in fiscal 2002. The increase was the result of an increase in DVD and video game rentals of 53.2% and 15.1%, respectively. Rentals of VHS titles declined 31.8% year over year. The increases in DVD are the primary reason for the decline in VHS as consumers adopt the DVD technology. However, the studios continue to release rental titles simultaneously for sale at a low price-point enabling customers to build their libraries by purchasing their selection instead of renting. During 2003 we reduced our purchases of VHS titles and continue to monitor our on hand levels and performance criteria to increase the sale of previously viewed titles in an effort to reduce financial exposure to the declines in the VHS category.

Gross Profit. Total gross profit of $171.5 million for fiscal 2003 increased $10.7 million, or 6.6%, from $160.8 million for fiscal 2002. Total gross profit as a percentage of total revenue for the current year increased to 33.7% compared to 32.5% for last year.

Merchandise gross profit as a percentage of merchandise revenues increased to 26.5% in the current year compared to 26.0% of merchandise revenue for the prior year. Significant changes in the components of merchandise gross profit are as follows:

(i)	a decrease of approximately $3.8 million in the expense associated with the distribution and return of merchandise, which includes approximately $4.2 million related to favorable differences between actual settlements with vendors as compared to amounts accrued. Vendor settlements occur in the ordinary course of business with certain suppliers related to disputed merchandise purchases and returns;

(ii)	a net reduction of product costs of approximately $1.7 million as a result of the adoption of EITF 02-16 during fiscal 2003, which governs the accounting by a customer for certain consideration received from a vendor;

(iii)	improved gross profit rates contributing approximately $1.7 million, particularly in our music category; and

(iv)	a decrease in merchandise shrink of approximately $1.0 million.

Partially offsetting these increases in gross profit were:

(i)	an increase in freight costs, which even though $2.2 million higher than fiscal 2002, was below our internal projections; and

(ii)	an increase in inventory markdowns of approximately $1.3 million, $1.0 million of which occurred during the fourth quarter of fiscal 2003 as the result of our automated-progressive markdown program which reduces future exposure of higher levels of slower moving seasonal product following the Christmas selling season.

Rental video gross profit for fiscal 2003 increased to 62.0% of rental video revenues compared to 58.3% of rental revenues for fiscal 2002 primarily due to:

(i)	lower depreciation and amortization expense of approximately $1.8 million from improved procurement procedures, inventory management and an increase in margins on videos acquired under revenue sharing agreements;

(ii)	a reduction of rental costs of approximately $0.5 million as a result of the adoption of EITF 02-16 during fiscal 2003, which governs the accounting by a customer for certain consideration received from a vendor; and

(iii)	a reduction of approximately $0.5 million in the costs of distributing rental video assets.

Partially offsetting these increases in rental video gross profit was an increase in shrinkage of approximately $0.6 million.

Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”), including store and corporate labor and other overhead costs, for fiscal 2003 increased approximately $5.5 million to $163.5 million from $158.0 million last year. As a percentage of total revenues, SG&A expenses increased slightly to 32.1% for fiscal 2003 compared to 31.9% for fiscal 2002. The increase was primarily the result of:

(i)	an increase in net advertising costs of approximately $4.8 million, of which $4.4 million was the result of adopting of EITF 02-16 which requires the classification of certain consideration received from vendors as reductions of the cost of products purchased from such vendors as opposed to reducing SG&A expense. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore, under the rules of EITF 02-16, should continue to be recorded as a reduction of SG&A. For fiscal 2003, such payments amounted to approximately $2.4 million;

(ii)	higher occupancy and human resources costs of approximately $4.3 million associated with the operation of a greater number of new, expanded and relocated superstores; and

(iii)	expense of approximately $0.5 associated with the closing of certain superstores during fiscal 2003 compared to a credit of approximately $0.4 million for fiscal 2002 which was primarily the result of a change in estimated sublease income during the fourth quarter of fiscal 2002.

These increases in expense were partially offset by:

(i)	a decline of approximately $2.9 million in accounting and legal fees that were higher during fiscal 2002 due to charges of $2.6 million for the settlement of shareholder class action lawsuits;

(ii)	a decrease of approximately $1.1 million in other SG&A expenses resulting from improvements in operating cost controls; and

(iii)	lower costs of approximately $0.6 million associated with the opening of new superstores and the expansion, remodel and relocation of certain of our existing superstores.

Interest Expense. For fiscal 2003, when compared to fiscal 2002, interest expense remained constant at 0.4% of total revenues.

Income Taxes. The results for fiscal year 2003 reflect an income tax benefit of approximately $1.7 million, or $0.15 per diluted share, primarily due to the reversal of a valuation allowance of approximately $4.4 million previously applied against our deferred tax assets. Based on our past three fiscal years of profitability and our belief that existing and projected levels of pre-tax income are sufficient to generate the minimum amount of future taxable income necessary to realize the deferred tax asset, we believe that the realization of our deferred tax asset is now considered more likely than not and a valuation allowance is no longer required as of January 31, 2004.

Fiscal 2002 Compared to Fiscal 2001

Revenues. Total revenues for the fiscal year ending January 31, 2003 were $495.4 million, up $23.7 million, or 5.0%, from $471.7 million for the fiscal year ending January 31, 2002 primarily due to an increase in total Comps of 5.0% for the year. Elements of total Comps are as follows:

Merchandise Comps	4.8%
Rental video Comps	5.9%
Total Comps	5.0%

Total merchandise revenues increased $16.2 million, or 4.3% for fiscal 2002 to $395.5 million from $379.3 million for fiscal 2001. The increase in merchandise Comps was driven primarily by year over year increases of approximately 52% and 102% in total sales of DVDs and video games, respectively. Comp increases were partially offset by a decline in music Comps of 6.3% due primarily to the current malaise of the music industry, which overall experienced a decline of 8.7% in total shipments of new release compact discs for 2002. Book Comps for the year increased 3.6% as a result of our focus during fiscal 2002 to improve our book department performance. Total rental video revenues for fiscal 2002 increased $7.5 million, or 8.1% to $99.8 million compared to $92.3 million for the prior year primarily due to an increase in rentals of DVD titles of approximately 90% year over year. The increase in DVD rentals was partially offset by a 21% decline in VHS rentals. The acceptance of DVD by the consumer is the primary reason for the decline in VHS rental revenue, but part of the decline resulted from studios increasing the percentage of rental titles released simultaneously for sale at a lower price-point, which entices the consumer to purchase a title instead of renting.

Gross Profit. For fiscal 2002, total gross profit increased 7.2% to $160.9 million, or 32.5% of total revenues, from $150.1, or 31.8% of total revenues for fiscal 2001.

Merchandise gross profit for fiscal 2002, as a percentage of merchandise revenue, decreased slightly to 26.0% compared to 26.2% for fiscal 2001 due primarily to reduced margins in music and sale video which resulted from lower sales prices in order to meet competitor pricing. Partially offsetting these declines was an increase in book gross profit due primarily to a planned move toward higher margin products in this category.

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

Rental video gross profit for fiscal 2002 increased $7.4 million, or 14.5%, to $58.2 million up from $50.8 million for fiscal 2001. As a percentage of rental video revenue, rental video gross profit increased to 58.3% compared to 55.0% for fiscal 2001. These increases were primarily the result of (i) an increase in rental video gross profit resulting from increases in the rentals of non-revenue sharing titles, which generally reflect higher margins, representing a higher percentage of total rental revenues, and (ii) improved margins on videos acquired under revenue sharing agreements.

Selling, General and Administrative Expenses. SG&A, including store and corporate labor and other overhead costs, for fiscal 2002 increased 9.7% to $158.0 million, or 31.9% of total revenues, from $144.1 million, or 30.5% of total revenues last year. The increase was primarily the result of:

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

Interest Income. During the second quarter of fiscal 2002, we recorded interest income of approximately $1.3 million as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. We were notified in July 2002 that the payment of the refunds, which totaled approximately $5.4 million, would be processed in August 2002 and would be accompanied by interest payments. All refunds, including interest, were received during fiscal 2002.

Income Taxes. We did not record any income tax expense for fiscal years 2002 and 2001 due to adjustments in the valuation allowance related to the net deferred tax asset.

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

Historically we have experienced an increase in our debt level during the third quarter of our fiscal year. For third quarter of fiscal 2004, we are projecting our debt level to increase to approximately $45.0 million to $50.0 million. However, we expect this balance to reduce to approximately $25.0 million to $30.0 million due to a higher level of repayments during the fourth quarter following the holiday selling season.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities increased $21.3 million, or 41.2%, to $73.0 million in fiscal 2003 from $51.7 million in fiscal 2002. In addition to an increase in net income of approximately $5.9 million, decreases in inventory balances were approximately $8.4 million higher during fiscal 2003 when compared to fiscal 2002 primarily due to more balanced merchandise inventories, which required a lesser buildup, entering the holiday selling season. Trade accounts payable increased approximately $6.4 million during fiscal 2003 compared to a decline of approximately $7.7 million during 2002. This variance was primarily the result of increased merchandise returns to vendors during fiscal 2002 and the recording of subsequent reductions of amounts owed to those vendors as well as improved dating on holiday orders during fiscal 2003. Finally, we recorded the receipt of income tax refunds during fiscal 2002, which was the primary reason for the decline in year over year change in income taxes receivable of approximately $4.7 million.

Investing Activities. Net cash used in investing activities decreased $11.2 million, or 17.3%, from $64.7 million in fiscal 2002 to $53.5 million in fiscal 2003. This decrease was primarily the result of a higher amount of purchases of DVD rental video assets under revenue sharing agreements, which generally cost less than non-revenue sharing DVD assets, and improved rental video inventory procurement procedures. In addition, purchases of computer hardware and software upgrades were higher during fiscal 2002.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (defined below under “Capital Structure”). For fiscal 2003, cash used in financing activities was $16.9 million compared to cash provided by financing activities of $13.1 million for fiscal 2002 resulting from net repayments on our revolving credit facility during fiscal 2003 of approximately $16.7 million compared to net borrowings for fiscal 2002 of approximately $13.5 million.

On September 18, 2001 we announced a stock repurchase program of up to $5.0 million of our common stock. During fiscal 2003, we purchased a total of 73,000 shares at a cost of $235,000, or $3.22 per share. As of January 31, 2004, a total of 796,423 shares had been purchased at a cost of approximately $3.8 million, for an average cost of $4.74 per share.

Capital Structure. On December 9, 2003, we executed an amendment to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all the assets of the company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility matures on August 29, 2007. At January 31, 2004, we had $32.7 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. At January 31, 2004 and 2003, respectively, we had borrowings outstanding of $29.0 million and $45.7 million under the Facility. The average rate of interest being charged under the Facility for fiscal years ending January 31, 2004 and 2003 was 3.8% and 4.1%, respectively.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2004 was approximately $1.0 million, which reduces the excess availability under the Facility.

From time to time, we enter into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. On October 4, 2002, we cancelled, at no cost, two swap agreements entered into in November and December of 2001 with an aggregate notional amount of $20 million and replaced those agreements with one interest rate swap agreement with a financial institution that expires October 1, 2004. The notional amount of the swap is $20 million with a fixed interest rate of 2.45%. We have designated the interest rate swap as a hedging instrument. At January 31, 2004, the fair value of the interest rate swap was not significant.

At January 31, 2004, our minimum operating lease commitments for fiscal 2004 were approximately $22.1 million. The present value of total existing minimum operating lease commitments for fiscal years 2005 through 2019 discounted at 9.0% was approximately $81.6 million as of January 31, 2004.

Contractual Obligations and Off-Balance Sheet Arrangements. Current accounting standards require us to disclose our material obligations and commitments to make future payments under contracts, such as debt and lease agreements. We disclose our contractual long-term debt repayment and the principal portion of capital lease obligations in Note 6 and our current and future operating and capital lease payments in Note 7 to the consolidated financial statements. In the ordinary course of business, we routinely enter into commitments for various aspects of our operations, such as warehouse and office equipment. However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of January 31, 2004, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.

The following summarizes our contractual obligations at January 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

			1 to 3	3 to 5	More than
Contractual Obligations	Total	Less than 1 year	Years	Years	5 Years
Long-term debt	$29,011	$—	$29,011	$—	$—
Operating lease	144,614	22,061	56,452	33,588	32,513
Capital lease (1)	969	280	619	70	—
Revenue sharing (2)	612	612	—	—	—

Total	$175,206	$22,953	$86,082	$33,658	$32,513

(1)	Includes both principal and interest.

(2)	As of January 31, 2004 we were a party to revenue-sharing arrangements with various studios. These agreements include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to non-revenue sharing purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included amounts owed and an estimate of our contractual obligation under these agreements for performance guarantees and minimum purchase requirements for the period in which they can reasonably be estimated, which is approximately two months in the future. Although these contracts may extend beyond the estimated two-month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues recorded during fiscal 2003.

Seasonality and Inflation

Our business is highly seasonal, with significantly higher revenues and all our full year operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

	Quarter
Fiscal year 2003:	First	Second	Third	Fourth
Total revenues	$116,837	$115,397	$112,843	$163,241
Operating income (loss)	(636)	629	(3,336)	11,129
% of full year:
Total revenues	23.0%	22.7%	22.2%	32.1%
Operating income (loss)	(8.2)%	8.1%	(42.8)%	142.9%

	Quarter
Fiscal year 2002:	First	Second	Third	Fourth
Total revenues	$112,845	$115,038	$110,636	$156,875
Operating income (loss)	1,007	(2,422)	(6,223)	9,988
% of full year:
Total revenues	22.8%	23.2%	22.3%	31.7%
Operating income (loss)	42.9%	(103.1)%	(264.8)%	425.0%

	Quarter
Fiscal year 2001:	First	Second	Third	Fourth
Total revenues	$109,111	$110,101	$103,175	$149,261
Operating income (loss)	(166)	1,229	(5,042)	9,834
% of full year:
Total revenues	23.1%	23.3%	21.9%	31.6%
Operating income (loss)	(2.8)%	21.0%	(86.1)%	167.9%

We do not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements

In June 2002, the FASB issued Statement No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS No. 146”). This statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS No. 146, certain exit costs were recognized when we committed to a restructuring plan, which may have been before the liability was incurred. The provisions of this statement were effective for exit or disposal activities initiated subsequent to December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

In January 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). The issue provides guidelines for specific treatment and classification of certain amounts received by a customer from a vendor in connection with product purchased from the vendor. EITF 02-16 was effective prospectively for new arrangements entered into after December 31, 2002. Accordingly, as of January 31, 2004, approximately $2.2 million of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental videos and will be recognized in cost of revenues as inventory is sold and as rental videos are rented. Additionally, as a result of these changes, selling, general and administrative expenses were increased by approximately $4.4 million, total cost of revenues decreased by approximately $2.2 million and net income for fiscal 2003 was decreased by approximately $1.4 million, or $0.12 per diluted share, net of tax.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders’ base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2004 outstanding balance of the variable rate debt would be approximately $0.1 million, including the effect of our interest rate swap. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. In addition, we do not believe changes in the fair value of our interest rate swap entered into in October of 2002 with a notional amount of $20 million will be material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HASTINGS ENTERTAINMENT, INC.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Page
Independent Auditors’ Reports	30
Consolidated Balance Sheets as of January 31, 2004 and 2003	31
Consolidated Statements of Operations for the years ended January 31, 2004, 2003 and 2002	32
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2004, 2003 and 2002	33
Consolidated Statements of Cash Flows for years ended January 31, 2004, 2003 and 2002	34
Notes to Consolidated Financial Statements	35
Schedule
Financial Statement Schedule - The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.	54

Report of Independent Auditors

The Board of Directors
Hastings Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. and subsidiaries as of January 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. and subsidiaries at January 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted Emerging Issues Task Force No. 02-16, “Accounting of a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

/s/ Ernst & Young LLP

Fort Worth, Texas
March 25, 2004

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2004 and 2003
(In thousands, except share data)

	January 31,
	2004	2003
Assets
Current assets
Cash	$7,124	$4,447
Merchandise inventories, net	138,552	148,395
Income taxes receivable	511	552
Deferred income taxes	1,779	—
Prepaid expenses and other current assets	6,585	5,969

Total current assets	154,551	159,363
Property and equipment, net	79,633	76,283
Deferred income taxes, net of valuation allowance as of January 31, 2003	1,246	971
Intangible assets, net	630	717
Other assets	188	188

	$236,248	$237,522

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities on capital lease obligations	$221	$193
Trade accounts payable	82,072	75,712
Accrued expenses and other current liabilities	34,308	32,543

Total current liabilities	116,601	108,448
Long-term debt, excluding current maturities on capital lease obligations	29,623	46,519
Other liabilities	3,031	3,399
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized;	119	119
11,944,544 shares in fiscal 2003 and 2002 issued;
11,363,612 in fiscal 2003 and 11,336,473 shares in fiscal 2002 outstanding
Additional paid-in capital
Retained earnings	36,598	36,749
Treasury stock, at cost	53,009	45,259
	(2,733)	(2,971)

	86,993	79,156

	$236,248	$237,522

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended January 31, 2004, 2003 and 2002
(In thousands, except per share data)

	Fiscal Year
	2003	2002	2001
Merchandise revenue	$404,977	$395,548	$379,322
Rental video revenue	103,341	99,846	92,326

Total revenues	508,318	495,394	471,648
Merchandise cost of revenue	297,523	292,888	280,054
Rental video cost of revenue	39,259	41,652	41,504

Total cost of revenues	336,782	334,540	321,558

Gross profit	171,536	160,854	150,090
Selling, general and administrative expenses	163,473	158,025	144,053
Pre-opening expenses	277	479	182

Operating income	7,786	2,350	5,855
Other income (expense):
Interest income	—	1,291	—
Interest expense	(2,048)	(1,987)	(2,090)
Other, net	324	237	252

Income before income taxes	6,062	1,891	4,017
Income tax benefit	(1,688)	—	—

Net income	$7,750	$1,891	$4,017

Basic income per share	$0.68	$0.17	$0.34

Diluted income per share	$0.68	$0.16	$0.34

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended January 31, 2004, 2003 and 2002
(In thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balances at January 31, 2001	11,751,850	$117	$36,323	$39,351	—	$—	$75,791
Issuance of stock to employees	63,655	1	166	—	—	—	167
Purchase of treasury stock	—	—	—	—	618,500	(3,017)	(3,017)
Exercise of stock options	102,530	1	361	—	(4,487)	24	386
Net income	—	—	—	4,017	—	—	4,017

Balances at January 31, 2002	11,918,035	119	36,850	43,368	614,013	(2,993)	77,344
Issuance of stock to directors	26,509	—	87	—	(11,775)	58	145
Purchase of treasury stock	—	—	—	—	104,923	(521)	(521)
Exercise of stock options		—	(188)	—	(99,090)	485	297
Net income	—	—	—	1,891	—	—	1,891

Balances at January 31, 2003	11,944,544	119	36,749	45,259	608,071	(2,971)	79,156
Issuance of stock to directors	—	—	(28)	—	(25,002)	118	90
Purchase of treasury stock	—	—	—	—	73,000	(235)	(235)
Exercise of stock options	—	—	(123)	—	(75,137)	355	232
Net income	—	—	—	7,750	—	—	7,750

Balances at January 31, 2004	11,944,544	$119	$36,598	$53,009	580,932	$(2,733)	$86,993

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended January 31, 2004, 2003 and 2002
(In thousands)

	Fiscal Year
	2003	2002	2001
Cash flows from operating activities:
Net income	$7,750	$1,891	$4,017
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	39,813	40,223	35,393
Amortization expense	87	68	73
Loss on rental videos lost, stolen and defective	4,948	5,711	5,179
Loss on disposal of non-rental video assets	929	1,307	1,615
Deferred income taxes	(2,054)	316	—
Non-cash compensation	90	127	115
Changes in operating assets and liabilities:
Merchandise inventories	14,259	5,820	(13,948)
Prepaid expenses and other current assets	(616)	(638)	129
Trade accounts payable	6,360	(7,706)	16,185
Accrued expenses and other current liabilities	1,551	2,750	(4,409)
Income taxes receivable/payable	255	4,629	1,828
Other assets and liabilities, net	(368)	(2,782)	(863)

Net cash provided by operating activities	73,004	51,716	45,314

Cash flows from investing activities:
Purchases of rental video	(31,363)	(37,695)	(27,485)
Purchase of property, equipment and improvements	(22,093)	(26,969)	(17,843)
Purchases of retail locations	—	—	(1,167)

Net cash used in investing activities	(53,456)	(64,664)	(46,495)

Cash flows from financing activities:
Borrowings under revolving credit facility	510,459	542,241	505,135
Repayments under revolving credit facility	(527,132)	(528,791)	(501,159)
Payments under long-term debt and capital lease obligations	(195)	(168)	(154)
Purchase of treasury stock	(235)	(521)	(3,019)
Proceeds from exercise of stock options	232	315	440

Net cash provided by (used in) financing activities	(16,871)	13,076	1,243

Net increase in cash	2,677	128	62
Cash at beginning of year	4,447	4,319	4,257

Cash at end of year	$7,124	$4,447	$4,319

See accompanying notes to consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

(1)	Operations and Summary of Significant Accounting Policies

(a)	General

Hastings Entertainment, Inc. and subsidiaries operates a chain of retail superstores in 20 states, primarily in the Western and Midwestern United States. Revenues are generated from the sale of new books, software, periodicals, and accessory products, as well as new and used music, DVDs, video games and videocassettes. In addition, our revenues include the rental of DVDs, video games and videocassettes.

(b)	Basis of Consolidation

The consolidated financial statements present the results of Hastings Entertainment, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c)	Basis of Presentation

Certain prior year amounts have been reclassified to conform with the fiscal 2003 presentation.

Our fiscal years ended January 31, 2004, 2003 and 2002 are referred to as fiscal 2003, 2002 and 2001, respectively.

(d)	Revenue Recognition

Merchandise and rental video revenue are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Additionally, revenues are presented net of estimated returns and exclude all taxes. An allowance has been established to provide for projected merchandise returns.

Gift card liabilities are recorded at the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. The liability is relieved and revenue is recognized upon redemption of the gift cards.

(e)	Merchandise Inventories

Merchandise inventories are recorded at the lower of cost, which approximates the first-in, first-out (FIFO method) or market.

(f)	Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, except for rental video assets, which are depreciated using an accelerated depreciation method. Furniture, fixtures, equipment and software are depreciated over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the related lease term or their estimated useful lives. Rental video assets, except for the initial purchases for new stores, are depreciated over six months using an accelerated methodology designed to match the revenue stream of the rental asset. The initial purchases of rental video assets for new stores are depreciated over 36 months using the straight-line method.

Property recorded pursuant to capital lease obligations is stated at the present value of the minimum lease payments at the inception of each lease, not in excess of fair value, and amortized on a straight-line basis over the related lease term.

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the asset to future net undiscounted cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

(g)	Financial Instruments

The carrying amount of long-term debt approximates fair value as of January 31, 2004 and 2003 due to the instruments bearing interest at variable market rates. The carrying amount of accounts payable approximates fair value because of its short maturity period.

From time to time, we enter into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt thereby reducing our exposure to interest rate volatility. On October 4, 2002, we cancelled, at no cost, two swap agreements entered into in November and December of 2001 with an aggregate notional amount of $20 million and replaced those agreements with one interest rate swap agreement with a financial institution. The notional amount of the swap is $20 million with a fixed interest rate of 2.45% for two years. We have designated the interest rate swap as a hedging instrument. Because the relevant terms of the interest rate swaps and the specific cash flows related to the debt are virtually identical, there was no material ineffectiveness required to be recognized in earnings. In addition, there are no components of the derivative instruments’ gain or loss that have been excluded from the assessment of hedge effectiveness. At January 31 2004, the fair value of the interest rate swap was not significant.

(h)	Stock Option Plans

We account for our stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), we may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

The following schedule reflects the impact on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to stock based compensation.

	Fiscal Year
	2003	2002	2001
Net income, as reported	$7,750	$1,891	$4,017
Add: Stock-based compensation included in reported net income	55	127	115
Less: Stock-based compensation expense determined under fair value based method, net of tax	(369)	(505)	(281)

Proforma net income	$7,436	$1,513	$3,851

Income per share:
Basic, as reported	$0.68	$0.17	$0.34
Basic, proforma	$0.66	$0.14	$0.33
Diluted, as reported	$0.68	$0.16	$0.34
Diluted, proforma	$0.65	$0.13	$0.32

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

(i)	Advertising Costs

Advertising costs for newspaper, television and other media are expensed as incurred. Gross advertising expenses for the fiscal years 2003, 2002, and 2001 were $9.8 million, $11.0 million and $9.2 million, respectively.

We receive payments and credits from vendors pursuant to cooperative advertising programs and display allowances. During fiscal years 2003, 2002 and 2001, we received a total of approximately $6.8 million, $8.3 million and $9.9 million, respectively for such payments and credits. During fiscal 2003, we began recording certain of these payments and allowances as a reduction of merchandise inventory and the cost of rental videos in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). See Note 1(m) below for a complete discussion of EITF 02-16.

(j)	Pre-opening Costs

Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore’s opening and are expensed as incurred.

(k)	Income Per Share

Basic income per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted income per share is similarly computed, but includes the effect, when dilutive, of our weighted average number of stock options outstanding.

(l)	Use of Management Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(m)	Impact of Recently Issued Accounting Standards

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities”. This statement requires that the fair value of a liability associated with an exit or disposal activity be recognized when the liability is incurred. Prior to the adoption of SFAS No. 146, certain exit costs were recognized when we committed to a restructuring plan, which may have been before the liability was incurred. The provisions of this statement were effective for exit or disposal activities initiated subsequent to December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on our financial position or results of operations.

In January 2003, the Emerging Issues Task Force reached a consensus on EITF 02-16. The issue provides guidelines for specific treatment and classification of certain amounts received by a customer from a vendor in connection with product purchased from the vendor. EITF 02-16 was effective prospectively for new arrangements entered into after December 31, 2002. Accordingly, as of January 31, 2004, approximately $2.2 million of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental videos and will be recognized in cost of revenues as inventory is sold and as rental videos are rented. Additionally, as a result of these changes, selling, general and administrative expenses increased approximately $4.4 million, total cost of revenues decreased by approximately $2.2 million and net income for fiscal 2003 was decreased by approximately $1.4 million, or $0.12 per diluted share, net of tax.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

(2)	Merchandise Inventories

Merchandise inventories consisted of the following:

	January 31,
	2004	2003
Books	$57,272	$59,942
Music	38,683	42,328
Videos	32,175	31,927
Other	13,607	17,862

	141,737	152,059
Less allowance for inventory shrinkage and obsolescence	3,185	3,664

	$138,552	$148,395

During fiscal 2003 and 2002, we purchased approximately 23% and 21%, respectively, of all products (defined herein as merchandise inventories and rental videos) from three suppliers.

(3)	Property and Equipment

Property and equipment consists of the following :

	January 31,
	2004	2003
Rental videos	$60,550	$57,281
Furniture, equipment and software	108,621	97,202
Leasehold improvements	56,044	52,368
Buildings and land	258	258
Work in progress	3,070	3,201
Property under capital leases	2,126	2,126

	230,669	212,436
Less accumulated depreciation and amortization	151,036	136,153

	$79,633	$76,283

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	January 31,
	2004	2003
Allowance for cost of inventory returns	$3,658	$4,729
Deferred gift card revenue	11,611	10,373
Salaries, vacation, bonus and benefits	7,397	5,493
Short term lease obligations	2,680	3,143
Sales taxes payable	1,996	1,808
Other accrued expenses	6,966	6,997

Total	$34,308	$32,543

Merchandise inventories that are not sold can normally be returned to the suppliers. The allowance for cost of inventory returns represents estimated costs related to merchandise returned or to be returned to suppliers for which credit from the supplier is pending. Because the amount of credit to be received requires estimates, it is reasonably possible that our estimate of the ultimate settlement with our suppliers may change in the near term.

In the ordinary course of business, we accrue estimated amounts for settlements with certain suppliers related to disputed merchandise purchases and returns. Because the ultimate settlement amount requires estimates, it is reasonably possible that our estimate of the ultimate settlement with our suppliers may change in the near term. During fiscal 2003, we reduced merchandise cost of revenues by approximately $4.2 million, of which $2.1 million was recognized in the fourth quarter, related to favorable differences between actual settlements with vendors as compared to amounts accrued.

(5)	Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store(s). Such evaluations include consideration of, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at January 31, 2004 and 2003 include accruals for the net present value of future minimum lease payments, net of estimated sublease income, and other costs attributable to closed or relocated stores. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statement of operations.

Charges related to superstore closings in fiscal 2003 were not significant.

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

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

The following table provides a rollforward of reserves that were established for these charges for fiscal 2003, 2002 and 2001:

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2001	$6,350	$255	$6,605
Additions to provision	662	—	662
Changes in estimates	108	—	108
Cash outlay, net	(1,201)	(242)	(1,443)

Balance at January 31, 2002	5,919	13	5,932
Additions to provision	1,197	217	1,414
Changes in estimates	(1,930)	—	(1,930)
Cash outlay, net	(2,228)	(230)	(2,458)

Balance at January 31, 2003	2,958	—	2,958
Additions to provision	240	150	390
Changes in estimates	(5)	—	(5)
Cash outlay, net	(1,178)	(137)	(1,315)

Balance at January 31, 2004	$2,015	$13	$2,028

As of January 31, 2004, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next six years. Future lease payments and other costs were charged against the reserve in fiscal 2003, 2002 and 2001, as incurred.

(6)	Long-term Debt

Long-term debt and capitalized lease obligations consisted of the following:

	January 31,
	2004	2003
Revolving credit facility	$29,011	$45,683
Capitalized lease obligations	833	1,029

	29,844	46,712
Less current maturities	221	193

	$29,623	$46,519

On December 9, 2003, we executed an amendment to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the company

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility matures on August 29, 2007. At January 31, 2004, we had $32.7 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. At January 31, 2004 and 2003, respectively, we had borrowings outstanding of $29.0 million and $45.7 million under the Facility. The average rate of interest being charged under the Facility for fiscal years ending January 31, 2004 and 2003 was 3.8% and 4.1%, respectively.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2004 was approximately $1.0 million and reduces the excess availability of the Facility.

From time to time, we enter into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. On October 4, 2002, we cancelled, at no cost, two swap agreements entered into in November and December of 2001 with an aggregate notional amount of $20 million and replaced those agreements with one interest rate swap agreement with a financial institution that expires October 1, 2004. The notional amount of the swap is $20 million with a fixed interest rate of 2.45%. We have designated the interest rate swap as a hedging instrument. At January 31, 2004, the fair value of the interest rate swap was not significant.

The capitalized lease obligations represent two leases on certain retail space with initial terms of 15 years.

The aggregate maturities of long-term debt and capitalized lease obligations for years subsequent to fiscal 2003 are as follows:

2004	$221
2005	243
2006	195
2007	29,120
2008	65
Thereafter	—

$29,844

(7)	Leases

We lease retail space under operating leases with terms ranging from three to 15 years, with certain leases containing renewal options. Lease agreements generally provide for minimum rentals. Some leases also include additional contingent rental amounts based upon specified percentages of sales above predetermined levels. Rental expense for operating leases is comprised of the following:

	Fiscal Year
	2003	2002	2001
Minimum rentals	$19,314	$18,007	$17,155
Contingent rentals	855	1,434	1,519
Less sublease income	(81)	(52)	(95)

Rental expense	$20,088	$19,389	$18,579

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of January 31, 2004 are:

	Capital	Operating
	leases	leases
2004	$280	$22,061
2005	283	20,726
2006	216	18,940
2007	120	16,786
2008	70	14,192
Thereafter	—	51,909

Total minimum lease payments	969	144,614
Less sublease income		3,847

Net minimum lease payments under operating leases		$140,767

Less amount representing imputed interest	136

Total obligations under capital leases	833
Less current principal maturities of capital lease obligations	221

Obligations under capital leases, excluding current maturities	$612

A director of the Company is a limited partner in various limited partnerships that lease land and improvements to us under certain lease agreements. During fiscal 2003, 2002 and 2001, we made lease payments of $0.6 million, $0.5 million and $0.6 million, respectively related to these lease agreements.

(8)	Income Taxes

Income tax expense (benefit) is comprised of the following:

	Fiscal Year
	2003	2002	2001
Current federal	$14	$(287)	$283
Current state and local	352	(29)	8
Deferred federal	(1,867)	287	(264)
Deferred state and local	(187)	29	(27)

	$(1,688)	$—	$—

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

The difference between expected federal income tax expense (benefit) (computed by applying the statutory rate of 34% to income before income taxes) and actual income tax expense (benefit) is as follows:

	Fiscal Year
	2003	2002	2001
Computed “expected” income tax expense (benefit)	$2,061	$643	$1,366
State and local income taxes, net of federal income tax effect	564	66	141
Other	123	—	—
Changes in valuation allowance	(4,436)	(709)	(1,507)

	$(1,688)	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	January 31,
	2004	2003
Deferred tax assets:
Gift cards	$984	$816
Abandoned leases	781	1,259
Deferred rent	601	581
Compensated absences	373	387
Deferred compensation	400	400
Deferred lease incentives	816	799
Inventories	181	2,376
Net operating loss carryforward	1,749	684
Other	696	1,017

Total deferred tax assets	6,581	8,319
Valuation allowance	—	(4,436)

Deferred tax assets, net of valuation allowance	6,581	3,883
Deferred tax liabilities:
Property and equipment	(3,556)	(2,912)

Total deferred tax liabilities	(3,556)	(2,912)

Net deferred tax assets	$3,025	$971

Based on our past three fiscal years of profitability and our belief that existing and projected levels of pre-tax income are sufficient to generate the minimum amount of future taxable income necessary to realize the deferred tax asset, we believe that the realization of our deferred tax asset is now considered more likely than not and a valuation allowance is no longer required as of January 31, 2004.

As of January 31, 2004, we had available $4.5 million of net tax operating loss carryforwards for federal income tax purposes. These carryforwards, which may provide future tax benefits, expire in 2023. Based on the periods in which taxable temporary differences are anticipated to reverse, management believes it is more likely than not that we will realize the benefits of these deductible differences, including the net operating loss carryforwards existing at January 31, 2004.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

(9)	Income per share

The computations of basic and diluted income per share are as follows:

	Fiscal Year
	2003	2002	2001
Net income	$7,750	$1,891	$4,017

Average shares outstanding:
Basic	11,327	11,343	11,742
Effect of stock options	156	436	156

Diluted	11,483	11,779	11,898

Income per share:
Basic	$0.68	$0.17	$0.34

Diluted	$0.68	$0.16	$0.34

Options to purchase 771,800 shares of Common Stock at exercise prices ranging from $3.95 to $14.03 per share outstanding at January 31, 2004; 798,270 shares of Common Stock at exercise prices ranging from $6.595 per share to $14.03 per share outstanding at January 31, 2003; and 521,974 shares of Common Stock at exercise prices ranging from $4.30 per share to $14.03 per share outstanding at January 31, 2002, were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

(10)	401k and ASOP

Our 401k plan permits full-time employees who have attained age 21 and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the 401k plan and elect to contribute up to 25% of their salary, subject to federal limitations, to the plan. Employer contributions include a quarterly guaranteed match of 25% of employee contributions up to a maximum of 6% deferral of compensation and are allocated solely to those employees who are participating in the plan and are employed on the last day of the plan quarter. Also included is a discretionary match based on specific criteria reviewed every fiscal six-month period by management and approved by the Board of Directors. This discretionary match is allocated solely to those employees who are participating in the plan and are employed on the last day of the six-month period.

Our Associate Stock Ownership Plan (ASOP) permits employees who have attained age 21 and completed one year of service and 1,000 hours in 12 consecutive months for part-time associates, to participate in the ASOP. Employer contributions are determined at the discretion of management. The Board of Directors has determined that the level of contributions will be made based on attaining operational profit goals as set by the Board of Directors. The contribution is based on a percentage of participants’ eligible compensation. Common shares held by the ASOP were 385,252, 318,084, and 271,368 at January 31, 2004, 2003 and 2002, respectively. Shares issued and held under the ASOP plan are included as outstanding shares for the purposes of calculating income per share.

Amounts expensed related to the 401k and ASOP Plans were $1.5 million, $0.6 million, and $0.3 million during fiscal 2003, 2002 and 2001, respectively.

(11)	Shareholders’ Equity

We have six stock option plans: the 1991 and 1994 Stock Option Plans, the 1996 and 2002 Incentive Stock Plan and the 1996 and 2002 Outside Directors Plan (for non-employee directors). A total of 505,900 shares

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

may be granted under each of the 1991 and 1994 Stock Option Plans, 632,375 shares may be granted under the 1996 Incentive Stock Plan, 500,000 shares may be granted under the 2002 Incentive Stock Plan, 101,180 shares may be granted under the 1996 Outside Directors Plan and 100,000 shares may be granted under the 2002 Outside Directors Plan. As of January 31, 2004, we had 616,481 options available for future issuances under stock option plans.

The 1991 and 1994 Stock Option Plans and the 1996 and 2002 Incentive Stock Plan authorize the award of both incentive stock options and non-qualified stock options to purchase common stock to officers, other associates and directors of the Company. The exercise price per share of incentive stock options may not be less than the market price of our common stock on the date the option is granted. The exercise price per share of non-qualified stock options is determined by the Board of Directors or a committee thereof. The term of each option is determined by the Board of Directors and generally will not exceed ten years from the date of grant. In general, each option award vests at 20% per year over five years.

The 1996 Incentive Stock Plan also authorizes the granting of stock appreciation rights, restricted stock, dividend equivalent rights, stock awards, and other stock-based awards to officers, other associates, directors, and consultants of the Company. There have been no grants of these awards under this plan.

We also have a management stock purchase plan that authorizes the issuance of up to 227,655 shares of common stock, pursuant to agreements providing for the purchase of restricted stock units (RSU’s). The cost of each RSU is equal to 75% of the fair market value of the common stock of the Company on the date the RSU is awarded. During fiscal years 2003, 2002 and 2001, there were 0, 0 and 1,104 RSU’s awarded under the Plan, respectively. Compensation expense is then recognized using the straight-line method over three years, which is the vesting period of the RSU’s. Under this methodology, we recorded approximately $218, $1,900 and $7,200 of compensation expense in fiscal year 2003, 2002 and 2001 respectively. As of January 31, 2004, 2003 and 2002, there were 552, 2,054 and 10,193 RSU’s outstanding under the plan, respectively.

A summary of information with respect to all stock option plans is as follows:

		Weighted-
		average
		exercise
		price
	Options	(in dollars)
Outstanding at January 31, 2001	1,087,083	7.39
Granted	678,344	2.91
Exercised	(107,017)	4.40
Forfeited and expired	(63,125)	7.66

Outstanding at January 31, 2002	1,595,285	5.68
Granted	353,210	6.66
Exercised	(99,090)	3.47
Forfeited and expired	(94,066)	6.23

Outstanding at January 31, 2003	1,755,339	$5.97
Granted	367,779	3.42
Exercised	(75,137)	3.12
Forfeited and expired	(130,529)	4.20

Outstanding at January 31, 2004	1,917,452	$5.71

Options available for grant at January 31, 2004	616,481

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

At January 31, 2004, the options outstanding and options exercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

		Weighted-	Weighted-
		average	average
		exercise price	remaining
	Options	(in dollars)	contractual life
Range: $1.27 to $4.99
Options outstanding at January 31, 2004	1,153,182	$3.18	7.61 years
Options exercisable at January 31, 2004	345,181	$3.13
Range: $5.00 to $9.99
Options outstanding at January 31, 2004	297,860	$6.79	7.56 years
Options exercisable at January 31, 2004	74,662	$7.04
Price: $10.00 to $14.03
Options outstanding at January 31, 2004	466,410	$11.27	2.95 years
Options exercisable at January 31, 2004	466,410	$11.27

At January 31, 2004, 2003 and 2002, the number of options exercisable was 886,253, 704,121 and 615,823, respectively, and the weighted-average exercise price of those options was $7.75, $8.55 and $9.59, respectively.

We apply APB 25 and related interpretations in accounting for our Plans and since we generally grant stock options, except for RSUs as described above, with an exercise price equal to or greater than the current market price of the stock on the grant date, compensation expense is not recorded.

The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model for SFAS 123 disclosure purposes, is as follows (in dollars):

	Weighted Average Exercise price for			Weighted Average Fair value for
	Fiscal Year			Fiscal Year
	2003	2002	2001	2003	2002	2001
Options granted at market price	$3.41	$6.61	$2.90	$2.13	$3.37	$1.98
Options granted at prices exceeding market price	$3.72	$7.30	$3.30	$0.08	$0.18	$0.06
Options granted at prices below market price	$—	$—	$1.81	$—	$—	$1.54
Total options granted	$3.42	$6.66	$2.91	$2.12	$3.31	$1.96

     The following assumptions were used in the calculation of fair value:

	Fiscal Year
	2003	2002	2001
Expected dividend yield	$—	—	—
Risk-free interest rate	3.24%	3.00%	6.17%
Expected life in years	4.96	4.81	4.78
Volatility	.74	.57	.82

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

(12)	Supplemental Cash Flow Information

Cash payments for interest during fiscal 2003, 2002 and 2001 totaled $2.1 million, $2.0 million and $2.1 million, respectively. Cash payments for income taxes during fiscal 2003, 2002 and 2001 totaled $0.2 million, $26,000 and $0.5 million, respectively.

(13)	Litigation and Contingencies

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

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows. Recently, we were named as defendants in a complaint filed in Texas alleging that our late fees for movie and game rentals are illegal under the Uniform Commercial Code. While we intend to vigorously defend this matter and are hopeful of a favorable result, the ultimate outcome of this matter cannot be estimated at this time.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

(14)	Segment Disclosures

We have two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for fiscal years 2003, 2002 and 2001 is presented below.

	Retail	Internet
Fiscal year 2003	Stores	Operations	Total
Total revenue	$507,990	$328	$508,318
Depreciation expense	39,653	160	39,813
Operating income (loss)	8,627	(841)	7,786
Total assets	236,066	182	236,248
Capital expenditures	$53,408	$48	$53,456

	Retail	Internet
Fiscal year 2002	Stores	Operations	Total
Total revenue	$495,113	$281	$495,394
Depreciation expense	39,966	257	40,223
Operating income (loss)	3,424	(1,074)	2,350
Total assets	237,308	214	237,522
Capital expenditures	$64,640	$24	$64,664

	Retail	Internet
Fiscal year 2001	Stores	Operations	Total
Total revenue	$471,482	$166	$471,648
Depreciation expense	35,116	277	35,393
Operating income (loss)	6,810	(955)	5,855
Total assets	229,383	468	229,851
Capital expenditures	$46,490	$5	$46,495

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

(15) Interim Financial Results (Unaudited)

Fiscal year 2003:

	Quarter
	First	Second	Third	Fourth
Total revenues	$116,837	$115,397	$112,843	$163,241
Total cost of revenues	78,384	74,911	74,442	109,045
Selling, general and administrative expenses	38,976	39,789	41,684	43,024
Pre-opening expenses	113	68	53	43
Operating income (loss)	(636)	629	(3,336)	11,129
Interest (expense) and other income, net	(432)	(441)	(474)	(377)
Income (Loss) before taxes	(1,068)	188	(3,810)	10,752
Income tax benefit (a)	—	—	—	(1,688)
Net income (loss)	(1,068)	188	(3,810)	12,440
Basic income (loss) per share	$(0.09)	$0.02	$(0.34)	$1.10
Diluted income (loss) per share	$(0.09)	$0.02	$(0.34)	$1.07

Fiscal year 2002:

	Quarter
	First	Second	Third	Fourth
Total revenues	$112,845	$115,038	$110,636	$156,875
Total cost of revenues	75,237	76,966	76,592	105,746
Selling, general and administrative expenses (b) (d)	36,583	40,331	40,117	40,993
Pre-opening expenses	18	163	150	148
Operating income (loss)	1,007	(2,422)	(6,223)	9,988
Interest (expense) and other income, net (c)	(438)	800	(404)	(417)
Income (Loss) before taxes	569	(1,622)	(6,627)	9,571
Income tax expense (benefit)	—	—	—	—
Net income (loss)	569	(1,622)	(6,627)	9,571
Basic income (loss) per share	$0.05	$(0.14)	$(0.58)	$0.84
Diluted income (loss) per share	$0.05	$(0.14)	$(0.58)	$0.82

(a)	The results for fiscal year 2003 reflect an income tax benefit of approximately $1.7 million, or $0.15 per diluted share, primarily due to the reversal of a valuation allowance of approximately $4.4 million previously applied against our deferred tax assets. Based on our past three fiscal years of profitability and our projections of future taxable income, we believe that a valuation allowance is no longer required as of January 31, 2004 as the realization of our deferred tax assets is now considered more likely than not.

(b)	We recorded a pre-tax charge of $2.6 million, $2.5 of which was recorded in the second quarter of fiscal 2002 and $0.1 million in the fourth quarter of fiscal 2002, related to the settlement of the shareholder class action lawsuits as described in Note 13.

(c)	We recorded interest income of approximately $1.3 million in the second quarter of fiscal 2002 as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998.

(d)	We recorded pre-tax charges of approximately $1.2 million in each the third and fourth quarter of fiscal 2002 related to the closing of superstores as described in Note 5.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2004, and based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our Proxy Statement for our 2004 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2003 (our “Proxy Statement”), under the heading “Proposal No. 1: Election of One Director,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Company” in Part I of this Form 10-K, which information is incorporated herein by reference.

Section 16(a) Beneficial Ownership Reporting Compliance

The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in our Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” which is incorporated herein by reference.

Code of Ethics and Other Corporate Governance Information

Information regarding our Code of Ethics and the name of the individual determined by the board to be the “audit committee financial expert” is included in our Proxy Statement, under the heading “Proposal No. 1: Election of One Director,” which information is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be set forth in our Proxy Statement under the headings “Executive Compensation,” “Executive Compensation - Director Compensation,” “Executive Compensation - Employee Contracts and Change of Control Arrangements,” and “Executive Compensation - Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be set forth in our Proxy Statement under the headings, “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be set forth in our Proxy Statement under the heading “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be set forth in our Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. The following consolidated financial statements of the Company are included in Part II, Item 8:

2.	The following financial statement schedules and other information required to be filed by Items 8 and 15(d) of Form 10-K are included in Part IV:

Schedule II — Valuation and Qualifying Accounts	54

All other schedules are omitted because they are not applicable, not required or the required information is included in the Consolidated Financial Statements and notes thereto.

3.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this report.

Exhibit
Number			Description
3.1		(1)	Third Restated Articles of Incorporation of the Company.

3.2		(1)	Amended and Restated Bylaws of the Company.

4.1		(2)	Specimen of Certificate of Common Stock of the Company.

4.2		(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3		(1)	Amended and Restated Bylaws of the Company (see 3.2 above).

10.1		(1)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.

10.2	*	(1)	Hastings Amended 1996 Incentive Stock Plan.

10.3	*	(2)	Hastings 1994 Stock Option Plan.

10.4	*	(2)	Hastings 1991 Stock Option Plan.

10.5	*	(1)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.

10.6	*	(1)	Hastings Employee Stock Ownership Plan Trust Agreement.

10.7	*	(2)	Chief Executive Officer Stock Option, as amended.

10.8	*	(1)	Corporate Officer Incentive Plan.

10.9	*	(1)	Management Stock Purchase Plan.

10.10	*	(1)	Management Incentive Plan.

10.11	*	(1)	Salary Incentive Plan.

10.12	*	(1)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

10.13	*	(3)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company

10.14		(4)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

10.15		(1)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

10.16	*	(2)	Stock Grant Plan for Outside Directors.

10.17	*	(2)	Form of Employment Agreement by and between the Company and certain of its executives.

Exhibit
Number		Description
10.18	(5)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

10.19	(6)	Loan and Security Agreement, dated August 29, 2000 between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.20	(7)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.

10.21	(8)	Amended Loan and Security Agreement, dated December 9, 2003, between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

21.1	(2)	Subsidiaries of the Company.

23.1	(8)	Consent of Ernst and Young LLP.

24.1	(8)	Powers of Attorney (included on signature page).

31.1	(8)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2	(8)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1	(8)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated June 11, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 31, 2000, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.

(8)	Filed herewith.

(b)	Reports on Form 8-K

(i)	On December 2, 2003, we filed a current report on Form 8-K reporting, under “Item 12. Results of Operations and Financial Condition,” that we had announced, among other things, our results for the third fiscal quarter ended October 31, 2003.

(ii)	On January 7, 2004, we filed a current report on Form 8-K reporting, under “Item 5. Other Events,” the disclosure of financial estimates in conjunction with presentations to certain broker/dealers.

Financial Statement Schedule II -

HASTINGS ENTERTAINMENT, INC.
Valuation and Qualifying Accounts and Reserves
Years Ended January 31, 2004, 2003 and 2002
(Amounts in thousands)

	Fiscal Year
	2003	2002	2001
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
Balance at the beginning of period	$3,884	$4,580	$3,533
Additions charged to costs and expenses	10,799	10,697	14,308
Deductions for write-offs	(11,278)	(11,393)	(13,261)

Balance at end of period	$3,405	$3,884	$4,580

Reserves added to liabilities:
Allowance for costs of inventory returns:
Balance at the beginning of period	$4,729	$5,128	$7,543
Additions charged to costs and expenses (1)	5,044	6,766	3,858
Deductions for write-offs and payments	(6,115)	(7,165)	(6,273)

Balance at end of period	$3,658	$4,729	$5,128

(1)	Total returns expense was $5.9 million, $9.9 million and $6.3 million for the fiscal years 2003, 2002 and 2001, respectively. The table does not include the cost of operating our return center ($3.9 million, $3.9 million and $2.4 million for the fiscal years 2003, 2002 and 2001, respectively), which is recorded directly to returns expense.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant, thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.
Date: April 16, 2004	By:	/s/ Dan Crow
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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John H. Marmaduke John H. Marmaduke	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 3, 2004

/s/ Peter A. Dallas Peter A. Dallas	Director	April 3, 2004

/s/ Gaines L. Godfrey Gaines L. Godfrey	Director	April 3, 2004

/s/ Daryl L. Lansdale Daryl L. Lansdale	Director	April 3, 2004

/s/ Ann S. Lieff Ann S. Lieff	Director	April 3, 2004

/s/ Stephen S. Marmaduke Stephen S. Marmaduke	Director	April 3, 2004

/s/ Frank O. Marrs Frank O. Marrs	Director	April 3, 2004

/s/ Jeffrey G. Shrader Jeffrey G. Shrader	Director	April 3, 2004

/s/ Ron G. Stegall Ron G. Stegall	Director	April 3, 2004