Form 10-Q
period 2004-04-30
HASTINGS ENTERTAINMENT INC
filed 2004-06-08
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [ X ]

Number of shares outstanding of the registrant’s common stock, as of May 31, 2004:

Class	Shares Outstanding

Common Stock, $.01 par value per share	11,382,172

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Form 10-Q
for the Quarterly Period Ended April 30, 2004

PART 1

ITEM 1 — FINANCIAL STATEMENTS

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
April 30, 2004 and 2003, and January 31, 2004
(Dollars in thousands, except par value)

	April 30,	April 30,	January 31,
	2004	2003	2004

	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$4,297	$2,895	$7,124
Merchandise inventories, net	144,755	137,596	138,552
Income taxes receivable	195	569	511
Deferred income taxes	1,935	—	1,779
Prepaid expenses and other current assets	6,763	6,108	6,585

Total current assets	157,945	147,168	154,551
Property and equipment, net of accumulated depreciation of $151,801, $139,215 and $151,036 at April 30, 2004 and 2003, and January 31, 2004, respectively	78,061	76,000	79,633
Deferred income taxes, net of valuation allowance as of April 30, 2003	—	971	1,246
Intangible assets, net	608	696	630
Other assets	16	188	188

	$236,630	$225,023	$236,248

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on capital lease obligations	$168	$199	$221
Trade accounts payable	76,900	67,963	82,072
Accrued expenses and other current liabilities	29,230	31,020	34,308

Total current liabilities	106,298	99,182	116,601
Long term debt, excluding current maturities on capital lease obligations	38,513	44,074	29,623
Deferred income taxes	78	—	—
Other liabilities	3,039	3,668	3,031
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized;
11,944,544 shares issued and 11,359,573 shares outstanding at April 30, 2004;
11,944,544 shares issued and 11,340,526 shares outstanding at April 30, 2003;
11,944,544 shares issued and 11,363,612 shares outstanding at January 31, 2004	119	119	119
Additional paid-in capital	36,557	36,740	36,598
Retained earnings	54,830	44,191	53,009
Treasury stock, at cost 584,971 shares, 604,018 shares and 580,932 shares at April 30, 2004, and 2003 and January 31, 2004, respectively	(2,804)	(2,951)	(2,733)

	88,702	78,099	86,993

	$236,630	$225,023	$236,248

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
For the Three Months Ended April 30, 2004 and 2003
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2004	2003
Merchandise revenue	$101,102	$91,456
Rental video revenue	25,835	25,381

Total revenues	126,937	116,837
Merchandise cost of revenue	71,896	68,481
Rental video cost of revenue	10,530	9,903

Total cost of revenues	82,426	78,384

Gross profit	44,511	38,453
Selling, general and administrative expenses	41,171	38,976
Pre-opening expenses	94	113

Operating income (loss)	3,246	(636)
Other income (expense):
Interest expense	(365)	(490)
Other, net	108	58

Income (loss) before income taxes	2,989	(1,068)
Income tax expense	1,168	—

Net income (loss)	$1,821	$(1,068)

Basic income (loss) per share	$0.16	$(0.09)

Diluted income (loss) per share	$0.15	$(0.09)

Weighted-average common shares outstanding:
Basic	11,365	11,338
Dilutive effect of stock options	431	—

Diluted	11,796	11,338

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2004 and 2003
(Dollars in thousands)

	Three Months Ended
	April 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,821	$(1,068)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation expense	10,710	9,838
Amortization expense	22	21
Loss on rental videos lost, stolen and defective	1,253	1,219
Loss on disposal of non-rental video assets	187	299
Deferred income taxes	1,168	—
Non-cash compensation	—	10
Changes in operating assets and liabilities:
Merchandise inventory	(4,188)	11,927
Prepaid expenses and other current assets	(178)	(139)
Trade accounts payable	(5,172)	(7,749)
Accrued expenses and other current liabilities	(5,078)	(1,523)
Income taxes receivable/payable	316	(17)
Other assets and liabilities, net	180	269

Net cash provided by operating activities	1,041	13,087

Cash flows from investing activities:
Purchases of rental video assets	(8,351)	(6,356)
Purchases of property and equipment	(4,242)	(5,844)

Net cash used in investing activities	(12,593)	(12,200)

Cash flows from financing activities:
Borrowings under revolving credit facility	144,096	118,222
Repayments under revolving credit facility	(135,209)	(120,615)
Payments under capital lease obligations	(50)	(46)
Purchase of treasury stock	(191)	—
Proceeds from exercise of stock options	79	—

Net cash provided by (used in) financing activities	8,725	(2,439)

Net decrease in cash	(2,827)	(1,552)
Cash at beginning of period	7,124	4,447

Cash at end of period	$4,297	$2,895

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
April 30, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the “Company,” “We,” “Our,” “Us”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results which may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for fiscal year 2003.

Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2005 is referred to as fiscal year 2004.

2. Stock Option Plans

We account for our stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), we may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. The following schedule reflects the impact on net income (loss) and income (loss) per share if we had applied the fair value recognition provisions of SFAS 123 to stock based compensation.

	Three Months Ended April 30,
	2004	2003
Net income (loss), as reported	$1,821	$(1,068)
Add: Stock-based compensation included in reported net income	—	10
Less: Stock-based compensation expense determined under fair value based method, net of tax	(95)	(150)

Proforma net income (loss)	$1,726	$(1,208)

Income (loss) per share:
Basic, as reported	$0.16	$(0.09)
Basic, proforma	$0.15	$(0.10)
Diluted, as reported	$0.15	$(0.09)
Diluted, proforma	$0.15	$(0.10)

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

3. Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if a need to close a store(s) is present. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in accrued expenses and other liabilities at April 30, 2004 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statement of operations.

The following tables provide a rollforward of reserves that were established for these charges for the three months ended April 30, 2004 and 2003.

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2004	$2,015	$13	2,028
Changes in estimates	57	—	57
Additions to provision	30	—	30
Cash outlay	(198)	(13)	(211)

Balance at April 30, 2004	$1,904	$—	$1,904

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2003	$2,958	$—	2,958
Changes in estimates	143	—	143
Additions to provision	—	87	87
Cash outlay	(321)	(87)	(408)

Balance at April 30, 2003	$2,780	$—	$2,780

As of April 30, 2004, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next six years. Other costs are charged against the reserve as incurred.

4. Income Taxes

We recognized a provision for income taxes of approximately $1.2 million in the first quarter of fiscal 2004 compared to zero in the first quarter of fiscal 2003. No income tax benefit was recorded during the first quarter of fiscal 2003 due to adjustments in the valuation allowance related to the net deferred tax asset.

Based on our past three fiscal years of profitability and our belief that existing and projected levels of pre-tax income are sufficient to generate the minimum amount of future taxable income necessary to realize the deferred tax asset, the realization of our deferred tax asset was considered more likely than not and a valuation allowance was no longer required as of January 31, 2004.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

5. Income (loss) per Share

     The computations for basic and diluted income (loss) per share are as follows:

	Three Months Ended April 30,
	2004	2003
Net income (loss)	$1,821	$(1,068)

Average shares outstanding:
Basic	11,365	11,338
Effect of stock options	431	—

Diluted	11,796	11,338

Income (loss) per share:
Basic	$0.16	$(0.09)

Diluted	$0.15	$(0.09)

Options to purchase 975,270 shares of common stock at exercise prices ranging from $5.74 per share to $14.03 per share outstanding at April 30, 2004 and options to purchase 1,735,034 shares of common stock at exercise prices ranging from $1.27 per share to $14.03 per share outstanding at April 30, 2003 were not included in the computation of diluted loss per share because their inclusion would have been antidilutive.

6. Litigation and Contingencies

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows. Recently, we were named as defendants in a complaint filed in Texas alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. While we intend to vigorously defend this matter and anticipate a favorable result, the ultimate outcome of this matter cannot be estimated at this time.

7. Segment Disclosures

We have two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for the three months ended April 30, 2004 and 2003 is presented below.

     For the three months ended April 30, 2004:

	Retail	Internet
	Stores	Operations	Total
Total revenues	$126,850	$87	$126,937
Depreciation and amortization	10,728	4	10,732
Operating income (loss)	3,409	(163)	3,246
Total assets	236,474	156	236,630
Capital expenditures	$12,591	$2	$12,593

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

     For the three months ended April 30, 2003:

	Retail	Internet
	Stores	Operations	Total
Total revenues	$116,772	$65	$116,837
Depreciation and amortization	9,796	63	9,859
Operating loss	(396)	(240)	(636)
Total assets	224,798	225	225,023
Capital expenditures	$12,186	$14	$12,200

8. Change in Accounting Principle

In January 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). The issue provides guidelines for specific treatment and classification of certain amounts received by a customer from a vendor in connection with product purchased from the vendor. EITF 02-16 was effective prospectively for new arrangements entered into after December 31, 2002. Accordingly, a portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental videos and will be recognized in cost of revenues as inventory is sold and as rental videos are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore continue to be recorded as a reduction of SG&A. For the three months ended April 30, 2003, net loss was increased by approximately $0.5 million as a result of this change in accounting principle.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of, inflation, effect of lower of cost or market inventory adjustments, the accrual for product returns, rental video amortization, our store closing reserve, revenue recognition, accounting for vendor allowances, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:

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

General

Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that sell and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games and videocassettes, video game consoles and DVD players. As of April 30, 2004, we operated 149 superstores averaging approximately 20,000 square feet in small to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. Each of our superstores is company-operated under the name of Hastings. Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets and expanding our offering of products through our Internet Web site.

References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ending January 31, 2005 is referred to as fiscal year 2004.

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

We monitor closely the recovery value of our rental video assets. Our current experience is that the recovery value of our rental video assets is higher than our estimated salvage value of that item in our rental inventory. Based in part on this factor and sales of previously viewed tapes, we believe our estimate of salvage value is appropriate. However, if future demand or market conditions are less favorable than management projections, inventory adjustments, including possible changes to rental video asset cost amortization methods or salvage values, may be required.

Store Closing Reserve. On a quarterly basis, and in the normal course of business, we evaluate our store base to determine if we need to close or relocate a store(s). Management will evaluate, among other factors, current and future profitability, market trends, age of store and lease status. The primary expense items associated with the closure of a store relate to the net present value of minimum lease payments (the present value of remaining lease payments under an active lease) and the write-off of leasehold improvements and other assets not remaining in our possession. We recognize such expense items at the time the location is closed or relocated. The amount recorded can fluctuate based on the age of the closing location, term and remaining years of the lease and the number of stores being closed or relocated. We actively pursue sublease tenants on all closed or relocated locations and, as part of the final estimation of store closing liability, the impact of any sublease income is estimated. The net of the described charges and sublease income estimates can have a material effect on the financial results of an annual or interim period.

Revenue Recognition. We generate revenue primarily from retail sales and rental of our products. Merchandise and rental revenues are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Revenues are presented net of estimated returns and exclude all taxes. Customers may return certain merchandise for exchange or refund within our policies, and an allowance has been established to provide for projected returns. There are no provisions for uncollectible amounts since payment is received at the time of sale. We, as with most retailers, also offer gift cards for sale. Deferred revenue, a current liability, is recognized at the time a gift card is sold with the costs of designing, printing and distributing the cards recorded as an expense as incurred. The deferred revenue liability is relieved and revenue is recognized upon the redemption of the gift cards. From time to time, we will offer sales incentives to customers in the form of rebates. Revenue is reduced by the amount of estimated redemptions, based on experience of similar types of rebate offers, and a deferred revenue liability is established. The deferred revenue liability is relieved when the customer has completed all criteria necessary to file a valid rebate claim. Any remaining portion of deferred revenue is recorded as revenue following the termination of the extended redemption period and following completion of all outstanding rebate claims.

Comparable-Store Revenue. Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated during the comparable period. Sales via the Internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

Vendor Allowances. In 2002, the Emerging Issues Task Force (“EITF”) discussed issue no. 02-16 (“EITF 02-16”), which addresses the accounting for cash consideration received from a vendor by a reseller for various vendor-funded allowances, including cooperative advertising support. The EITF determined that cash consideration received from a vendor should be presumed to be a reduction of the prices of vendor’s products and, therefore, should be shown as a reduction in the cost of goods sold when recognized in the reseller’s income statements. The only exception to this rule is if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of goods sold when recognized in the reseller’s income statements. In January 2003, the EITF issued transition guidance concluding that this interpretation should be applied to all new or modified arrangements entered into after December 31, 2002. Accordingly, a portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental videos and will be recognized in cost of revenues as inventory is sold and as rental videos are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore continue to be recorded as a reduction of SG&A.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended
	April 30,
	2004	2003
Merchandise revenue	79.6%	78.3%
Rental video revenue	20.4	21.7

Total revenues	100.0	100.0
Merchandise cost of revenue	71.1	74.9
Rental video cost of revenue	40.8	39.1

Total cost of revenues	64.9	67.1

Gross profit	35.1	32.9
Selling, general and administrative expenses	32.4	33.3
Pre-opening expenses	0.1	0.1

Operating income (loss)	2.6	(0.5)
Other income (expense):
Interest expense	(0.3)	(0.4)
Interest income	—	—
Other, net	0.1	0.0

Income (loss) before income taxes	2.4	(0.9)
Income tax expense	1.0	—

Net income (loss)	1.4%	(0.9)%

Summary of Superstore Activity

	Three Months Ended		Year Ended
	April 30,		January 31,
	2004	2003	2004
Beginning number of stores	148	146	146
Openings	1	1	5
Closings	—	(1)	(3)

Ending number of stores	149	146	148

Three months ended April 30, 2004 compared to three months ended April 30, 2003

Revenues

Total revenues for the first quarter increased $10.1 million, or 8.6%, to $126.9 million compared to $116.8 million for the first quarter of fiscal 2003, resulting principally from an increase of 8.1% in comparable-store revenues (“Comps”). The following is a summary of our revenue results:

	Three Months Ended April 30,
	2004		2003		Increase/(Decrease)
		Percent		Percent
	Revenues	of Total	Revenues	of Total	Dollar	Percent
Merchandise revenue	$101,102	79.6%	$91,456	78.3%	$9,646	10.5%
Rental video revenue	25,835	20.4%	25,381	21.7%	454	1.8%

Total revenues	$126,937	100.0%	$116,837	100.0%	$10,100	8.6%

Comparable-store revenues:
Total	8.1%		1.9%
Merchandise	10.5%		(0.1)%
Rental	(0.2)%		9.5%

Merchandise Revenue. The higher merchandise Comps were primarily the result of Comp increases in our video for sale, book and music categories. Below is a summary of the Comp results for those categories:

	Three Months Ended April 30,
	2004	2003
Video for sale	24.6%	22.7%
Books	8.0%	(5.4)%
Music	5.9%	(11.8)%

Increases in video for sale were driven by total revenue increases of approximately 48.8% from the sale of DVD items, which were partially offset by a decline of approximately 28.9% from the sale of VHS items, as a result of a continued shift in consumer preference from VHS to DVD. Our book and music Comps benefited from stronger title releases during the first quarter of fiscal year 2004, compared to the same period last year, and improved inventory management and system enhancements. These improvements, initiated during fiscal year 2003, increased our selection of popular titles and augmented product depth, which generated higher sales.

With the simultaneous availability of retail and rental product, we believe that DVD sales will continue to show increases for the remainder of fiscal year 2004, with comparable decreases reflected in VHS over the same period. We believe that our book Comps will be lower during the second quarter of fiscal year 2004 because last year’s second quarter results included the release of Harry Potter and the Order of the Phoenix; however, assuming the release of strong titles continues coupled with the inventory management and system improvements mentioned above, we anticipate positive results in our book and music categories for the remainder of fiscal 2004.

Rental Revenue. Rental Comps were basically flat for the first three months of fiscal 2004 as compared to the first quarter of fiscal 2003, due primarily to unfavorable quarter-over-quarter home video releases and the continued shift to sell-through pricing by studios on major DVD releases. During the current quarter, DVD rentals increased approximately 37.8% over the same quarter in the prior year. This increase was partially offset by a decline in VHS of approximately 41.2% for the comparable period.

As the rental industry continues to feel the pressure of competitive retail price points on retail DVD and to the extent that the titles released entice the customer to purchase units in lieu of renting, we expect, and have projected, that our rental Comps will be in the positive-low single digits for the remainder of fiscal year 2004.

Gross Profit.

For the first quarter of fiscal year 2004, total gross profit dollars increased 15.8% to $44.5 million from $38.5 million for the same period last year. As a percentage of total revenues, gross profit increased to 35.1% for the quarter compared to 32.9% for the same quarter in the prior year. The following is a summary of our gross profit results:

	Three Months Ended April 30,
	2004		2003		Increase/(Decrease)
	Gross	Percent	Gross	Percent
	Profit	of Revenue	Profit	of Revenue	Dollar	Percent
Merchandise gross profit	$29,206	28.9%	$22,975	25.1%	$6,231	27.1%
Rental video gross profit	15,305	59.2%	15,478	61.0%	(173)	(1.1)%

Total gross profit	$44,511	35.1%	$38,453	32.9%	$6,058	15.8%

Merchandise Gross Profit. The increase in merchandise gross profit is primarily the result of higher revenues and margin rates, particularly in our book, music and video for sale categories. The higher margin rates are attributable to better inventory and title selection management. In addition, we had a decrease of approximately $0.8 million in the expense associated with the distribution and return of merchandise as a result of continued focus on controlling expense.

Rental Video Gross Profit. The decline in rental video gross profit was primarily the result of higher purchases of non-revenue sharing rental video assets during the first quarter of the current year compared to the same period of the prior year which resulted in higher depreciation expense. Partially offsetting this increase was improved gross profit rates on videos acquired under revenue-sharing agreements.

Selling, General and Administrative Expenses. SG&A increased approximately $2.2 million to $41.2 million for the current quarter compared to $39.0 million for the same quarter in the prior year, primarily resulting from higher human resource and occupancy costs of approximately $2.2 million associated with the operation of a greater number of new, expanded and relocated superstores. As a percentage of total revenues, SG&A decreased to 32.4% for the current quarter compared to 33.3% for the same quarter in the prior year.

Interest Expense. Interest expense declined to $0.4 million, or 0.3% of total revenues, for the first quarter of fiscal 2004 compared to $0.5 million, or 0.4% of total revenues, for the first quarter of fiscal 2003. primarily related to lower average debt balances during the current quarter than in the comparable period.

Income Taxes. We recognized a provision for income taxes of approximately $1.2 million in the first quarter of fiscal 2004 compared to zero in the first quarter of fiscal 2003. No income tax benefit was recorded during the first quarter of fiscal 2003 due to adjustments in the valuation allowance related to the net deferred tax asset. The effective tax rate for the first quarter of fiscal 2004 was 39.1%.

Liquidity and Capital Resources

We generate cash from operations exclusively from the sale of merchandise and the rental of video products, and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our amended revolving credit facility. We believe our cash flow from operations and borrowings under our amended revolving credit facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2005.

Historically we have experienced an increase in our debt level during the third quarter of our fiscal year as we build merchandise inventories for the holiday selling season. For third quarter of fiscal 2004, we are projecting our debt level to increase to approximately $45.0 million to $50.0 million. However, we expect this balance to reduce to approximately $25.0 million to $30.0 million due to a higher level of repayments during the fourth quarter following the holiday selling season.

Consolidated Cash Flows

Operating Activities. Net cash provided by operating activities decreased approximately $12.0 million, from $13.1 million for the three months ended April 30, 2003 to $1.0 million for the three months ended April 30, 2004, primarily resulting from an approximate $11.9 million decrease in merchandise inventory balances during the first quarter of fiscal 2003, which was the result of planned initiatives to lower inventory levels, compared to an increase in inventory levels of approximately $4.2 million during the first quarter of fiscal 2004. Partially offsetting this change in merchandise inventory was an increase in net income for the first quarter of fiscal year 2004 of approximately $2.9 million.

Investing Activities. Net cash used in investing activities increased $0.4 million to $12.6 million for the three months ended April 30, 2004 from $12.2 million for the three months ended April 30, 2003. This increase was primarily the result of increased purchases of non-revenue sharing rental video assets, which generally cost more per unit than titles purchased under revenue sharing agreements. Partially offsetting this increase was a decrease in the purchases of property and equipment associated with lower acquisitions of equipment and leasehold improvements for new, expanded, relocated and remodeled superstores.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements. For the three months ended April 30, 2004, net borrowings under debt agreements were $8.9 million compared to net repayments of $2.4 million for the three months ended April 30, 2003. Increased borrowings were the result of increases in inventory to support future sales growth.

Capital Structure. On December 9, 2003, we executed an amendment to our syndicated secured Loan and Security Agreement with certain commercial lenders (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all the assets of the company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility matures on August 29, 2007. At April 30, 2004, we had $25.0 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. At April 30, 2004 and January 31, 2004, respectively, we had borrowings outstanding of $37.9 million and $29.0 million under the Facility. The average rate of interest being charged under the Facility for the three months ended April 30, 2004 and the fiscal year ended January 31, 2004 was 3.1% and 3.8%, respectively.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2004 was approximately $1.4 million, which reduces the excess availability under the Facility.

From time to time, we enter into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. We have one interest rate swap agreement with a financial institution that expires October 1, 2004. The notional amount of the swap is $20 million with a fixed interest rate of 2.45%. We have designated the interest rate swap as a hedging instrument. At April 30, 2004, the fair value of the interest rate swap was not significant.

At April 30, 2004, our minimum operating lease commitments for fiscal 2004 were approximately $16.8 million. The present value of total existing minimum operating lease commitments for fiscal years 2005 through 2019 discounted at 9.0% was approximately $86.3 million as of April 30, 2004.

Contractual Obligations and Off-Balance Sheet Arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. Certain of those obligations, such as long-term debt, capital and operating lease obligations and certain revenue-sharing arrangements, are reflected in the Unaudited Consolidated Financial Statements. As of April 30, 2004, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business to do so. At April 30, 2004, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Form 10-K for the year ended January 31, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2004 outstanding balance of the variable rate debt would be approximately $0.2 million, including the effect of our interest rate swap. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. In addition, we do not believe that changes in the fair value of our interest rate swap entered into in October of 2003 with a notional amount of $20 million will be material.

ITEM 4. CONTROLS AND PROCEDURES

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2004, and based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows. Recently, we were named as defendants in a complaint filed in Texas alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. While we intend to vigorously defend this matter and anticipate a favorable result, the ultimate outcome of this matter cannot be estimated at this time.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND PURCHASES OF EQUITY SECURITIES

A summary of our purchases of shares of our common stock for the three months ended April 30, 2004 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Approximate
			Total number of	dollar value of
			shares purchased	shares that may
	Total number	Average	as part of publicly	yet be purchased
Period	of shares	price paid	announced plans	under the plans or
(Month ending)	purchased (1)	per share	or programs	programs (2)
February 29, 2004	—	$—	—	N/A
March 31, 2004	—	—	—	N/A
April 30, 2004	29,500	6.48	29,500	N/A

Total	29,500	$6.48	29,500	$1,035,896

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors authorized the purchase of up to $5.0 million of our common stock. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 825,923 shares have been purchased under the repurchase plan at a total cost of approximately $3.964 million, or approximately $4.80 per share.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Listing of exhibits

Exhibit
Number	Description of Documents
31.1	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

b.	On March 29, 2004 the Company filed a current report on Form 8-K reporting, under “Item 12. Results of Operations and Financial Condition,” that the Company had announced, among other things, its financial results for the quarterly and annual periods ended January 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.
Date: June 8, 2004	/s/ Dan Crow
Dan Crow
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Documents
31.1	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003