Form 10-Q
period 2004-07-31
HASTINGS ENTERTAINMENT INC
filed 2004-09-09
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (  ) No ( X )

Number of shares outstanding of the registrant’s common stock, as of August 31, 2004:

Class	Shares Outstanding

Common Stock, $.01 par value per share	11,437,294

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2004

PART 1

ITEM 1 - FINANCIAL STATEMENTS

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
July 31, 2004 and 2003, and January 31, 2004
(Dollars in thousands, except par value)

	July 31,	July 31,	January 31,
	2004	2003	2004
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$5,911	$3,637	$7,124
Merchandise inventories, net	150,087	139,871	138,552
Income taxes receivable	195	553	511
Deferred income taxes	2,018	—	1,779
Prepaid expenses and other current assets	7,632	5,830	6,585

Total current assets	165,843	149,891	154,551
Property and equipment, net of accumulated depreciation of $154,455, $141,248 and $151,036 at July 31, 2004 and 2003, and January 31, 2004, respectively	79,396	77,188	79,633
Deferred income taxes, net of valuation allowance as of July 31, 2003	1,111	1,016	1,246
Intangible assets, net	586	674	630
Other assets	16	188	188

	$246,952	$228,957	$236,248

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on capital lease obligations	$191	$206	$221
Trade accounts payable	73,058	67,817	82,072
Accrued expenses and other current liabilities	33,464	30,238	34,308

Total current liabilities	106,713	98,261	116,601
Long term debt, excluding current maturities on capital lease obligations	48,292	49,060	29,623
Other liabilities	2,598	3,501	3,031
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 11,442,994 shares outstanding at July 31, 2004; 11,944,544 shares issued and 11,291,946 shares outstanding at July 31, 2003; 11,944,544 shares issued and 11,363,612 shares outstanding at January 31, 2004	119	119	119
Additional paid-in capital	36,409	36,708	36,598
Retained earnings	55,321	44,378	53,009
Treasury stock, at cost 501,550 shares, 652,598 shares and 580,932 shares at July 31, 2004, and 2003 and January 31, 2004, respectively	(2,500)	(3,070)	(2,733)

	89,349	78,135	86,993

	$246,952	$228,957	$236,248

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended July 31, 2004 and 2003
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Merchandise revenue	$97,396	$89,547	$198,498	$181,003
Rental revenue	25,016	25,850	50,851	51,231

Total revenues	122,412	115,397	249,349	232,234
Merchandise cost of revenue	69,427	65,774	141,323	134,255
Rental cost of revenue	9,238	9,137	19,768	19,040

Total cost of revenues	78,665	74,911	161,091	153,295

Gross profit	43,747	40,486	88,258	78,939
Selling, general and administrative expenses	42,419	39,789	83,590	78,765
Pre-opening expenses	240	68	334	181

Operating income (loss)	1,088	629	4,334	(7)
Other income (expense):
Interest expense	(449)	(542)	(814)	(1,032)
Other, net	68	101	176	159

Income (loss) before income taxes	707	188	3,696	(880)
Income tax expense	216	—	1,384	—

Net income (loss)	$491	$188	$2,312	$(880)

Basic income (loss) per share	$0.04	$0.02	$0.20	$(0.08)

Diluted income (loss) per share	$0.04	$0.02	$0.19	$(0.08)

Weighted-average common shares outstanding:
Basic	11,413	11,303	11,389	11,320
Dilutive effect of stock options	644	101	529	—

Diluted	12,057	11,404	11,918	11,320

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2004 and 2003
(Dollars in thousands)

	Six Months Ended
	July 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$2,312	$(880)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental asset depreciation expense	10,992	9,536
Property, equipment and improvement asset depreciation expense	9,871	9,269
Amortization expense	44	43
Loss on rental assets lost, stolen and defective	2,444	2,271
Loss on disposal of non-rental assets	469	640
Deferred income taxes	(104)	—
Non-cash compensation	60	90
Changes in operating assets and liabilities:
Merchandise inventory	(7,795)	10,780
Prepaid expenses and other current assets	(1,047)	139
Trade accounts payable	(9,014)	(7,895)
Accrued expenses and other current liabilities	(2,150)	(2,305)
Income taxes payable	1,306	—
Income taxes receivable	316	(46)
Other assets and liabilities, net	(261)	102

Net cash provided by operating activities	7,443	21,744

Cash flows from investing activities:
Purchases of rental assets	(15,303)	(13,791)
Purchases of property and equipment	(11,976)	(11,085)

Net cash used in investing activities	(27,279)	(24,876)

Cash flows from financing activities:
Borrowings under revolving credit facility	279,401	240,560
Repayments under revolving credit facility	(260,657)	(237,915)
Payments under capital lease obligations	(105)	(91)
Purchase of treasury stock	(452)	(235)
Proceeds from exercise of stock options	436	3

Net cash provided by financing activities	18,623	2,322

Net decrease in cash	(1,213)	(810)
Cash at beginning of period	7,124	4,447

Cash at end of period	$5,911	$3,637

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
July 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the “Company,” “We,” “Our,” “Us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for fiscal year 2003.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income (loss), as reported	$491	$188	$2,312	$(880)
Add: Stock-based compensation included in reported net income (loss), net of tax	36	80	36	90
Less: Stock-based compensation expense determined under fair value based method, net of tax	(120)	(153)	(215)	(292)

Proforma net income (loss)	$407	$115	$2,133	$(1,082)

Income (loss) per share:
Basic, as reported	$0.04	$0.02	$0.20	$(0.08)
Basic, proforma	$0.04	$0.01	$0.19	$(0.10)
Diluted, as reported	$0.04	$0.02	$0.19	$(0.08)
Diluted, proforma	$0.03	$0.01	$0.18	$(0.10)

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

3. Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if the need to close a store(s) exists. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in accrued expenses and other liabilities at July 31, 2004 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statements of operations.

The following tables provide a rollforward of reserves that were established for these charges for the six months ended July 31, 2004 and 2003.

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2004	$2,015	$13	2,028
Changes in estimates	25	—	25
Additions to provision	30	—	30
Cash outlay	(383)	(13)	(396)

Balance at July 31, 2004	$1,687	$—	$1,687

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2003	$2,958	$—	2,958
Changes in estimates	142	—	142
Additions to provision	—	117	117
Cash outlay	(726)	(117)	(843)

Balance at July 31, 2003	$2,374	$—	$2,374

As of July 31, 2004, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years. Other costs are charged against the reserve as incurred.

4. Income Taxes

We recognized a provision for income taxes of approximately $0.2 million and $1.4 million for the three and six months ended July 31, 2004, respectively, compared to zero for the three and six months ended July 31, 2003. No income tax benefit was recorded during the three and six months ended July 31, 2003 due to adjustments in the valuation allowance related to the net deferred tax asset.

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

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

5. Income (loss) per Share

    The computations for basic and diluted income (loss) per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net income (loss)	$491	$188	$2,312	$(880)

Average shares outstanding:
Basic	11,413	11,303	11,389	11,320
Effect of stock options	644	101	529	—

Diluted	12,057	11,404	11,918	11,320

Income (loss) per share:
Basic	$0.04	$0.02	$0.20	$(0.08)

Diluted	$0.04	$0.02	$0.19	$(0.08)

The following options to purchase shares of common stock were not included in the computation of diluted income (loss) per share because their inclusion would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Shares of common stock underlying options	504,240	833,040	531,176	2,087,783
Exercise price range per share	$8.17 to $14.03	$3.65 to $14.03	$7.30 to $14.03	$1.27 to $14.03

6. Litigation and Contingencies

During the current fiscal year, we were named as defendants in complaints alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. While we intend to vigorously defend these matters and anticipate favorable results, the ultimate outcome of these matters cannot be estimated at this time. In the event an adverse judgment was rendered, the impact on the consolidated financial statements could be material.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

7. Segment Disclosures

We have two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for the three and six months ended July 31, 2004 and 2003 is presented below.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

	Retail	Internet
For the three months ended July 31, 2004:	Stores	Operations	Total
Total revenues	$122,347	$65	$122,412
Depreciation and amortization	10,169	6	10,175
Operating income (loss)	1,278	(190)	1,088
Total assets	246,796	156	246,952
Capital expenditures	$14,678	$8	$14,686

	Retail	Internet
For the three months ended July 31, 2003:	Stores	Operations	Total
Total revenues	$115,335	$62	$115,397
Depreciation and amortization	8,930	59	8,989
Operating income (loss)	868	(239)	629
Total assets	228,696	261	228,957
Capital expenditures	$12,676	$—	$12,676

	Retail	Internet
For the six months ended July 31, 2004:	Stores	Operations	Total
Total revenues	$249,197	$152	$249,349
Depreciation and amortization	20,897	10	20,907
Operating income (loss)	4,687	(353)	4,334
Total assets	246,796	156	246,952
Capital expenditures	$27,267	$12	$27,279

	Retail	Internet
For the six months ended July 31, 2003:	Stores	Operations	Total
Total revenues	$232,096	$138	$232,234
Depreciation and amortization	18,727	121	18,848
Operating income (loss)	472	(479)	(7)
Total assets	228,696	261	228,957
Capital expenditures	$24,862	$14	$24,876

8. Change in Accounting Principle

In January 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). The issue provides guidelines for specific treatment and classification of certain amounts received by a customer from a vendor in connection with product purchased from the vendor. EITF 02-16 was effective prospectively for new arrangements entered into after December 31, 2002. Accordingly, a portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental assets and will be recognized in cost of revenues as inventory is sold and as rental assets are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore continue to be recorded as a reduction of SG&A. For the three months ended July 31, 2003, net income was decreased approximately $0.2 million and for the six months ended July 31, 2003, net loss was increased by approximately $0.7 million as a result of this change in accounting principle.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of inflation, effect of lower of cost or market inventory adjustments, the accrual for product returns, rental asset depreciation, our store closing reserve, revenue recognition, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:

-	whether our assumptions turn out to be correct;

-	our ability to attain such estimates and expectations;

-	a downturn in market conditions in any industry, including the economic state of retailing, relating to the products we inventory, sell or rent;

-	the effects of, or changes in, economic and political conditions in the U.S. and the markets in which we operate our superstores, including the effects of inflation, deflation, recession, war, terrorism, changes in interest and tax rates, the availability of consumer credit and any other matters that influence customer confidence;

-	our ability to forecast and meet customer demand for products;

-	our ability to access suitable merchandise on acceptable terms from merchandise vendors;

-	our ability to attract quality employees and control our labor costs; and

-	our ability to find new sites to lease for our superstores upon acceptable terms.

Any of the foregoing factors and uncertainties, as well as others, could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in the report.

General

Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that sell and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games and videocassettes, video game consoles and DVD players. As of July 31, 2004, we operated 151 superstores averaging approximately 20,000 square feet in small to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. Each of our superstores is company-operated under the name of Hastings. Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets and expanding our offering of products through our Internet Web site.

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

Rental Asset Depreciation. We have a series of direct revenue-sharing agreements with major studios and we anticipate that our future involvement in revenue-sharing agreements will be similar to that of fiscal year 2003. Revenue sharing allows us to acquire rental assets at a lower up-front capital cost than traditional buying arrangements. We then share with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased access to additional copies of new releases under revenue-sharing agreements allows customer demand for new releases to be satisfied over the shorter period of time when the new releases are most popular. Under the terms of the specific contracts with supplying studios, we expense revenue-sharing payments through rental cost of revenue, as revenues are recognized. The capitalized cost of all rental assets acquired for a fixed price is being depreciated on an accelerated basis over six months to a salvage value of $4 per unit, except for rental assets purchased for the initial stock of a new superstore, which are being amortized on a straight line basis over 36 months to a salvage value of $4. Rental assets purchased for less than $4 are not amortized.

We monitor closely the recovery value of our rental assets. Our current experience is that the recovery value of our rental assets is higher than our estimated salvage value of that item in our rental inventory. Based in part on this factor and sales of previously viewed tapes, we believe our estimate of salvage value is appropriate. However, if future demand or market conditions are less favorable than management projections, inventory adjustments, including possible changes to rental asset cost amortization methods or salvage values, may be required.

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

Vendor Allowances. In 2002, the Emerging Issues Task Force (“EITF”) discussed issue no. 02-16 (“EITF 02-16”), which addresses the accounting for cash consideration received from a vendor by a reseller for various vendor-funded allowances, including cooperative advertising support. The EITF determined that cash consideration received from a vendor should be presumed to be a reduction of the prices of vendor’s products and, therefore, should be shown as a reduction in the cost of goods sold when recognized in the reseller’s income statements. The only exception to this rule is if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of goods sold when recognized in the reseller’s income statements. In January 2003, the EITF issued transition guidance concluding that this interpretation should be applied to all new or modified arrangements entered into after December 31, 2002. Accordingly, a portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental assets and will be recognized in cost of revenues as inventory is sold and as rental assets are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore continue to be recorded as a reduction of SG&A.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2004	2003	2004	2003
Merchandise revenue	79.6%	77.6%	79.6%	77.9%
Rental revenue	20.4	22.4	20.4	22.1

Total revenues	100.0	100.0	100.0	100.0
Merchandise cost of revenue	71.3	73.5	71.2	74.2
Rental cost of revenue	36.9	35.3	38.9	37.2

Total cost of revenues	64.3	64.9	64.6	66.0

Gross profit	35.7	35.1	35.4	34.0
Selling, general and administrative expenses	34.7	34.5	33.5	33.9
Pre-opening expenses	0.1	0.0	0.2	0.1

Operating income (loss)	0.9	0.6	1.7	(0.0)
Other income (expense):
Interest expense	(0.4)	(0.5)	(0.3)	(0.4)
Other, net	0.1	0.1	0.1	0.1

Income (loss) before income taxes	0.6	0.2	1.5	(0.3)
Income tax expense	0.2	—	0.6	—

Net income (loss)	0.4%	0.2%	0.9%	(0.3)%

Summary of Superstore Activity

	Three Months Ended		Six Months Ended		Year Ended
	July 31,		July 31,		January 31,
	2004	2003	2004	2003	2004
Beginning number of stores	149	146	148	146	146
Openings	2	2	3	3	5
Closings	—	(1)	—	(2)	(3)

Ending number of stores	151	147	151	147	148

Three months ended July 31, 2004 compared to three months ended July 31, 2003

Revenues

Total revenues for the second quarter increased $7.0 million, or 6.1%, to $122.4 million compared to $115.4 million for the second quarter of fiscal 2003, resulting principally from an increase of 4.0% in comparable-store revenues (“Comps”). The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended July 31,
	2004		2003		Increase/(Decrease)
		Percent		Percent
	Revenues	of Total	Revenues	of Total	Dollars	Percent
Merchandise revenue	$97,396	79.6%	$89,547	77.6%	$7,849	8.8%
Rental revenue	25,016	20.4%	25,850	22.4%	(834)	(3.2%)

Total revenues	$122,412	100.0%	$115,397	100.0%	$7,015	6.1%

Comparable-store revenues:

Total	4.0%
Merchandise	6.8%
Rental	(5.5%)

Merchandise revenue. The higher merchandise Comps were primarily the result of Comp increases in our video for sale, video game and music categories. Below is a summary of the Comp results for those categories:

	Three Months Ended July 31,
	2004	2003
Video for sale	26.2%	14.1%
Video games	9.4%	65.1%
Music	4.8%	(14.3%)

Increases in video for sale were driven by total revenue increases of approximately 58.3% from the sale of DVD items, which were partially offset by a decline of approximately 42.7% from the sale of VHS items, as a result of a continued shift in consumer preference from VHS to DVD. With the simultaneous availability of retail and rental product, we believe that DVD sales will continue to show increases for the remainder of fiscal year 2004, with comparable decreases reflected in VHS over the same period. Revenue increases in video games were primarily due to higher sales of previously rented titles and hot title releases in the Xbox platform. Our music Comps benefited from improved inventory management and system enhancements and stronger title releases during the second quarter of fiscal year 2004, compared to the same period last year. These improvements, initiated during fiscal year 2003, increased our selection of popular titles and augmented product depth, which generated higher sales.

As predicted in the Management’s Discussion and Analysis of Financial Condition in our quarterly report on Form 10-Q for the first quarter of fiscal 2004, our book Comps decreased 1.2% during the current quarter primarily due to last year’s release of the fifth Harry Potter book.

Rental revenue. Rental Comps declined 5.5% for the three months ended July 31, 2004 as compared to the same period in fiscal 2003, reflecting general rental weakness industry-wide. During the current quarter, DVD rentals increased approximately 24.7% from the same quarter in the prior year. This increase was offset by a decline in VHS of approximately 46.4% from the comparable period.

As the rental industry continues to feel the pressure of competitive retail price points on retail DVD and to the extent that the titles released entice the customer to purchase units in lieu of renting, we expect, and have projected, that our rental Comps will be in the negative-low single digits for the remainder of fiscal year 2004. We believe, however, that the rental market will stabilize during 2005.

Gross Profit

For the second quarter, total gross profit dollars increased approximately $3.2 million, or 8.1%, to $43.7 million from $40.5 million for the same period last year. As a percentage of total revenues, gross profit increased to 35.7% for the quarter compared to 35.1% for the same quarter in the prior year. The following is a summary of our gross profit results:

	Three Months Ended July 31,
	2004		2003		Increase/(Decrease)
	Gross	Percent of	Gross	Percent of
	Profit	Revenue	Profit	Revenue	Dollars	Percent
Merchandise gross profit	$27,969	28.7%	$23,773	26.5%	$4,196	17.7%
Rental gross profit	15,778	63.1%	16,713	64.7%	(935)	(5.6%)

Total gross profit	$43,747	35.7%	$40,486	35.1%	$3,261	8.1%

Merchandise Gross Profit. The increase in merchandise gross profit is primarily the result of higher revenues and margin rates, particularly in our book, music and video for sale categories. The higher margin rates are primarily attributable to better inventory and title selection management resulting in improved sales of higher margin products and reduced cost of merchandise inventory returns. Also contributing to higher margins in our book category was a favorable quarter-to-quarter comparison resulting from lower margins in the prior year as a result of competitive pricing on the release of the fifth Harry Potter book during the second quarter of fiscal 2003. Partially offsetting these increases in gross profit were higher costs of approximately $0.4 million associated with the distribution and return of merchandise inventory primarily relating to the implementation of a new warehouse management system. The new system will increase product picking and shipping efficiencies, reduce dock congestion and provide for faster processing of orders to move product to our stores sooner, resulting in improved inventory in-stock rates and, in the future, lower distribution costs. During the conversion period, we incurred approximately $0.5 million in incremental distribution costs, primarily labor. These incremental costs were necessary in order to catch up on store shipments that were delayed during the conversion.

Rental Gross Profit. The decline in rental gross profit was primarily the result of higher purchases of non-revenue sharing rental assets during the first and second quarters of the current year compared to the same periods of the prior year which resulted in higher depreciation expense. Partially offsetting this increase were improved gross profit rates on videos acquired under revenue-sharing agreements.

Selling, General and Administrative Expenses. SG&A expenses increased approximately $2.6 million to $42.4 million for the current quarter compared to $39.8 million for the same quarter in the prior year. As a percentage of total revenues, SG&A increased slightly to 34.7% for the current quarter compared to 34.5% for the same quarter in the prior year. The increase in SG&A is due primarily to:

i)	higher human resource and occupancy costs of approximately $2.1 million associated with the operation of a greater number of new, expanded and relocated superstores; and

ii)	an unplanned increase of approximately $0.6 million in the cost associated with our group healthcare plan, the majority of which was the result of four large claims incurred in June 2004.

Interest Expense. Interest expense declined to $0.4 million, or 0.4% of total revenues, for the second quarter of fiscal 2004 compared to $0.5 million, or 0.5% of total revenues, for the second quarter of fiscal 2003 primarily related to lower average debt balances during the current period than in the comparable period.

Income Taxes. We recognized a provision for income taxes of approximately $0.2 million for the second quarter of fiscal 2004 compared to zero for the second quarter of fiscal 2003. No income tax benefit was recorded during the second quarter of fiscal 2003 due to adjustments in the valuation allowance related to the net deferred tax asset.

Six months ended July 31, 2004 compared to six months ended July 31, 2003

Revenues

Total revenues for the first six months of fiscal 2004 increased $17.1 million, or 7.4%, to $249.3 million compared to $232.2 million for the same period in the prior year, resulting principally from an increase of 6.0% in comparable-store revenues (“Comps”). The following is a summary of our revenue results (dollars in thousands):

	Six Months Ended July 31,
	2004		2003		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollars	Percent
Merchandise revenue	$198,498	79.6%	$181,003	77.9%	$17,495	9.7%
Rental revenue	50,851	20.4%	51,231	22.1%	(380)	(0.7%)

Total revenues	$249,349	100.0%	$232,234	100.0%	$17,115	7.4%

Comparable-store revenues:

Total	6.0%
Merchandise	8.7%
Rental	(2.9%)

Merchandise revenue. The higher merchandise Comps were primarily the result of Comp increases in our video for sale, video game, music and book categories. Below is a summary of the Comp results for those categories:

	Six Months Ended July 31,
	2004	2003
Video for sale	25.4%	18.5%
Video games	8.0%	77.9%
Music	5.4%	(13.0%)
Books	3.1%	(1.9%)

Increases in video for sale were driven by total revenue increases of approximately 53.3% from the sale of DVD items, which were partially offset by a decline of approximately 35.3% from the sale of VHS items. Music and book revenues benefited from better title selection and inventory management while the sale of previously rented video games boosted revenues in our video game category.

Rental revenue. Rental Comps declined 2.9% for the six months ended July 31, 2004 as compared to the same period in fiscal 2003, reflecting general rental weakness industry-wide. During the six-month period, DVD rentals increased approximately 30.9% from the same six-month period in the prior year. This increase was offset by a decline in VHS of approximately 43.7% from the comparable period.

Gross Profit

For the current six months, total gross profit dollars increased approximately $9.3 million, or 11.8%, to $88.3 million from $79.0 million for the same period last year. As a percentage of total revenues, gross profit increased to 35.4% for the six months ended July 31, 2004 compared to 34.0% for the same period in the prior year. The following is a summary of our gross profit results:

	Six Months Ended July 31,
	2004		2003		Increase/(Decrease)
	Gross Profit	Percent of Revenue	Gross Profit	Percent of Revenue	Dollars	Percent
Merchandise gross profit	$57,175	28.8%	$46,748	25.8%	$10,427	22.3%
Rental gross profit	31,083	61.1%	32,191	62.8%	(1,108)	(3.4%)

Total gross profit	$88,258	35.4%	$78,939	34.0%	$9,319	11.8%

Merchandise Gross Profit. The increase in merchandise gross profit is primarily the result of higher revenues and margin rates, particularly in our book, music and video for sale categories. The higher margin rates are primarily attributable to better inventory and title selection management resulting in improved sales of higher margin products and reduced cost of merchandise inventory returns. Also contributing to higher margins in our book category was a favorable quarter-to-quarter comparison resulting from lower margins in the prior year as a result of competitive pricing on the release of the fifth Harry Potter book during the second quarter of fiscal 2003. Partially offsetting these increases in gross profit were higher costs of approximately $0.4 million associated with the distribution and return of merchandise inventory primarily relating to the implementation of a new warehouse management system. During the conversion period, we incurred approximately $0.5 million in incremental distribution costs, primarily labor. These incremental costs were necessary in order to catch up on store shipments that were delayed during the conversion.

Rental Gross Profit. The decline in rental gross profit was primarily the result of higher purchases of non-revenue sharing rental assets during the first and second quarter of the current year compared to the same period of the prior year which resulted in higher depreciation expense. Partially offsetting this increase were improved gross profit rates on videos acquired under revenue-sharing agreements.

Selling, General and Administrative Expenses. SG&A increased approximately $4.8 million to $83.6 million for the current six-month period compared to $78.8 million for the same period in the prior year. As a percentage of total revenues, SG&A decreased to 33.5% for the six months ended July 31, 2004 compared to 33.9% for the six months ended July 31, 2003. The increase in SG&A dollars is primarily due to:

i)	higher human resource and occupancy costs of approximately $4.4 million associated with the operation of a greater number of new, expanded and relocated superstores; and

ii)	an unplanned increase of approximately $0.6 million in the cost associated with our group healthcare plan, the majority of which was the result of four large claims incurred in June 2004.

Interest Expense. Interest expense declined to $0.8 million, or 0.3% of total revenues, for the first six months of fiscal 2004 compared to $1.0 million, or 0.4% of total revenues, for the first six months of fiscal 2003 primarily related to lower average debt balances during the current period than in the comparable period.

Income Taxes. We recognized a provision for income taxes of approximately $1.4 million for the first six months of fiscal 2004 compared to zero for the first six months of fiscal 2003. No income tax benefit was recorded during the first six months of fiscal 2003 due to adjustments in the valuation allowance related to the net deferred tax asset.

Liquidity and Capital Resources

We generate cash from operations exclusively from the sale of merchandise and the rental of video products, and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental assets, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our amended revolving credit facility. We believe our cash flow from operations and borrowings under our amended revolving credit facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2005.

Historically, we have experienced an increase in our debt level during the third quarter of our fiscal year as we build merchandise inventories for the holiday selling season. For the third quarter of fiscal 2004, we are projecting our debt level to increase to approximately $55.0 million. However, we expect this balance to reduce to approximately $25.0 million to $30.0 million due to a higher level of repayments during the fourth quarter following the holiday selling season.

Consolidated Cash Flows

Operating Activities. Net cash provided by operating activities decreased approximately $14.3 million, from $21.7 million for the six months ended July 31, 2003 to $7.4 million for the six months ended July 31, 2004, primarily resulting from an approximate $10.8 million decrease in merchandise inventory balances during the first half of fiscal 2003, which was the result of planned initiatives to lower inventory levels, compared to an increase in inventory levels of approximately $7.8 million during the first half of fiscal 2004. The higher inventory levels at July 31, 2004 were the result of slower shipping from our distribution center during the conversion to a new warehouse management system. Partially offsetting this change in merchandise inventory was an increase in net income for the first six months of fiscal year 2004 of approximately $3.2 million.

Investing Activities. Net cash used in investing activities increased $2.4 million to $27.3 million for the six months ended July 31, 2004 from $24.9 million for the six months ended July 31, 2003. This increase was primarily the result of increased purchases of non-revenue sharing rental assets, which generally cost more per unit than titles purchased under revenue sharing agreements.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements. For the six months ended July 31, 2004, net borrowings under debt agreements were $18.6 million compared to $2.6 million for the three months ended July 31, 2003. Increased borrowings were primarily the result of higher inventory levels as discussed above.

Capital Structure. On December 9, 2003, we executed an amendment to our syndicated secured Loan and Security Agreement with certain commercial lenders (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental assets, net of accumulated depreciation, less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, net of accumulated amortization, less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all the assets of the company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility matures on August 29, 2007. At July 31, 2004, we had $15.3 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. At July 31, 2004 and January 31, 2004, respectively, we had borrowings outstanding of $47.8 million and $29.0 million under the Facility. The average rate of interest being charged under the Facility for the six months ended July 31, 2004 and the fiscal year ended January 31, 2004 was 3.2% and 3.8%, respectively.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2004 was approximately $1.3 million, which reduces the excess availability under the Facility.

From time to time, we enter into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. We have one interest rate swap agreement with a financial institution that expires October 1, 2004. The notional amount of the swap is $20 million with a fixed interest rate of 2.45%. We have designated the interest rate swap as a hedging instrument. At July 31, 2004, the fair value of the interest rate swap was not significant.

At July 31, 2004, our minimum operating lease commitments for the remainder of fiscal 2004 were approximately $12.0 million. The present value of total existing minimum operating lease commitments for fiscal years 2005 through 2024 discounted at 9.0% was approximately $96.5 million as of July 31, 2004.

Contractual Obligations and Off-Balance Sheet Arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, capital and operating leases and certain revenue-sharing arrangements. As of July 31, 2004, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business to do so. At July 31, 2004, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Form 10-K for the year ended January 31, 2004.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2004 outstanding balance of the variable rate debt would be approximately $0.3 million, including the effect of our interest rate swap. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year. In addition, we do not believe that changes in the fair value of our interest rate swap entered into in October 2003 with a notional amount of $20 million will be material.

ITEM 4. CONTROLS AND PROCEDURES

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2004, and based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

During the current fiscal year, we were named as defendants in complaints alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. While we intend to vigorously defend these matters and anticipate favorable results, the ultimate outcome of these matters cannot be estimated at this time. In the event an adverse judgment was rendered, the impact on the consolidated financial statements could be material.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of shares of our common stock for the three months ended July 31, 2004 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total number of	value of shares
			shares purchased as	that may yet be
	Total number of		part of publicly	purchased under the
Period	shares purchased	Average price paid	announced plans or	plans or programs
(Month ending)	(1)	per share	programs	(2)
May 31, 2004	—	$—	—	N/A
June 30, 2004	—	—	—	N/A
July 31, 2004	34,500	7.58	34,500	N/A

Total	34,500	$7.58	34,500	$774,525

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors authorized the purchase of up to $5.0 million of our common stock. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 860,423 shares have been purchased under the repurchase plan at a total cost of approximately $4.225 million, or approximately $4.91 per share.

ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our Annual Meeting of Shareholders on June 9, 2004. The sole item submitted by management to a vote of the shareholders was the election of Ann S. Lieff as a Director of the Company for a term expiring in 2007. Proxies for the meeting were solicited pursuant to Regulation 14 under the Exchange Act, there was no solicitation in opposition to the Director nominee and the Director nominee was elected. The vote tabulation with respect the nominee Director was as follows:

Director Nominee	Votes For	Votes Withheld
Ann S. Lieff	11,221,872	20,589

The total number of abstentions and broker non-votes was 119,045 out of a total of 11,361,506 shares entitled to vote on the matter.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Listing of exhibits

Exhibit
Number	Description of Documents
31.1	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

b.	On May 26, 2004 the Company filed a current report on Form 8-K reporting, under “Item 12. Results of Operations and Financial Condition,” that the Company had announced, among other things, its financial results for the quarterly period ended April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.

Date: September 9, 2004	/s/ Dan Crow

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