Form 10-Q
period 2004-10-31
HASTINGS ENTERTAINMENT INC
filed 2004-12-09
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes Yes [  ]   No [X]

Number of shares outstanding of the registrant’s common stock, as of November 30, 2004:

Class	Shares Outstanding

Common Stock, $.01 par value per share	11,442,469

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Form 10-Q
For the Quarterly Period Ended October 31, 2004

PART 1

ITEM 1 — FINANCIAL STATEMENTS

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
October 31, 2004 and 2003, and January 31, 2004
(Dollars in thousands, except par value)

	October 31,	October 31,	January 31,
	2004	2003	2004
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$7,081	$3,566	$7,124
Merchandise inventories, net	180,664	153,252	138,552
Income taxes receivable	131	539	511
Deferred income taxes	4,657	—	1,779
Prepaid expenses and other current assets	6,144	5,705	6,585

Total current assets	198,677	163,062	154,551
Property, equipment and rental assets, net of accumulated depreciation of $156,971, $146,013 and $151,036 at October 31, 2004 and 2003, and January 31, 2004, respectively	82,172	78,237	79,633
Deferred income taxes, net of valuation allowance as of October 31, 2003	—	1,036	1,246
Intangible assets, net	564	652	630
Other assets	16	189	188

Total Assets	$281,429	$243,176	$236,248

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on capital lease obligations	$237	$218	$221
Trade accounts payable	102,381	82,915	82,072
Accrued expenses and other current liabilities	30,215	30,758	34,308

Total current liabilities	132,833	113,891	116,601
Long term debt, excluding current maturities on capital lease obligations	56,906	51,479	29,623
Deferred income taxes	1,886	—	—
Other liabilities	2,515	3,315	3,031
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 11,419,421 shares outstanding at October 31, 2004; 11,944,544 shares issued and 11,342,847 shares outstanding at October 31, 2003; 11,944,544 shares issued and 11,363,612 shares outstanding at January 31, 2004	119	119	119
Additional paid-in capital	36,295	36,635	36,598
Retained earnings	53,558	40,568	53,009
Treasury stock, at cost; 525,123 shares, 601,697 shares and 580,932 shares at October 31, 2004, and 2003 and January 31, 2004, respectively	(2,683)	(2,831)	(2,733)

Total Shareholders’ Equity	87,289	74,491	86,993

Total Liabilities and Shareholders’ Equity	$281,429	$243,176	$236,248

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended October 31, 2004 and 2003
(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Merchandise revenue	$96,257	$88,901	$294,755	$269,904
Rental revenue	23,322	23,942	74,173	75,173

Total revenues	119,579	112,843	368,928	345,077
Merchandise cost of revenue	70,387	65,774	211,710	200,029
Rental cost of revenue	9,028	8,668	28,796	27,708

Total cost of revenues	79,415	74,442	240,506	227,737

Gross profit	40,164	38,401	128,422	117,340
Selling, general and administrative expenses	42,480	41,684	126,070	120,449
Pre-opening expenses	26	53	360	234

Operating income (loss)	(2,342)	(3,336)	1,992	(3,343)
Other income (expense):
Interest expense	(539)	(547)	(1,353)	(1,579)
Other, net	56	73	232	232

Income (loss) before income taxes	(2,825)	(3,810)	871	(4,690)
Income tax expense (benefit)	(1,062)	—	322	—

Net income (loss)	$(1,763)	$(3,810)	$549	$(4,690)

Basic income (loss) per share	$(0.15)	$(0.34)	$0.05	$(0.41)

Diluted income (loss) per share	$(0.15)	$(0.34)	$0.05	$(0.41)

Weighted-average common shares outstanding:
Basic	11,421	11,317	11,400	11,319
Dilutive effect of stock options	—	—	519	—

Diluted	11,421	11,317	11,919	11,319

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2004 and 2003
(Dollars in thousands)

	Nine Months Ended
	October 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$549	$(4,690)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental asset depreciation expense	16,668	14,396
Property and equipment depreciation expense	14,968	14,000
Amortization expense	66	65
Loss on rental assets lost, stolen and defective	3,623	3,237
Loss on disposal of non-rental assets	665	802
Deferred income taxes	254	—
Non-cash compensation	60	90
Changes in operating assets and liabilities:
Merchandise inventory	(36,629)	(1,796)
Prepaid expenses and other current assets	441	264
Trade accounts payable	20,309	7,203
Accrued expenses and other current liabilities	(4,093)	(1,785)
Income taxes receivable	380	(52)
Other assets and liabilities, net	(344)	(85)

Net cash provided by operating activities	16,917	31,649

Cash flows from investing activities:
Purchases of rental assets	(25,197)	(20,756)
Purchases of property and equipment	(18,749)	(16,693)

Net cash used in investing activities	(43,946)	(37,449)

Cash flows from financing activities:
Borrowings under revolving credit facility	411,235	362,112
Repayments under revolving credit facility	(383,775)	(356,985)
Payments under capital lease obligations	(161)	(143)
Purchase of treasury stock	(904)	(235)
Proceeds from exercise of stock options	591	170

Net cash provided by financing activities	26,986	4,919

Net decrease in cash	(43)	(881)
Cash at beginning of period	7,124	4,447

Cash at end of period	$7,081	$3,566

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
October 31, 2004 and 2003
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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(1,763)	$(3,810)	$549	$(4,690)
Add: Stock-based compensation included in reported net income (loss), net of tax	—	—	36	90
Less: Stock-based compensation expense determined under fair value based method, net of tax	(181)	(140)	(506)	(523)

Proforma net income (loss)	$(1,944)	$(3,950)	$79	$(5,123)

Income (loss) per share:
Basic, as reported	$(0.15)	$(0.34)	$0.05	$(0.41)
Basic, proforma	$(0.17)	$(0.35)	$0.01	$(0.45)
Diluted, as reported	$(0.15)	$(0.34)	$0.05	$(0.41)
Diluted, proforma	$(0.17)	$(0.35)	$0.01	$(0.45)

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

3. Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if the need to close a store(s) exists. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in accrued expenses and other liabilities at October 31, 2004 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statements of operations.

The following tables provide a rollforward of reserves that were established for these charges for the nine months ended October 31, 2004 and 2003.

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2004	$2,015	$13	2,028
Changes in estimates	(275)	—	(149)
Additions to provision	156	—	30
Cash outlay	(576)	(13)	(589)

Balance at October 31, 2004	$1,320	$—	$1,320

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2003	$2,958	$—	2,958
Changes in estimates	173	—	173
Additions to provision	74	117	191
Cash outlay	(975)	(117)	(1,092)

Balance at October 31, 2003	$2,230	$—	$2,230

As of October 31, 2004, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

4. Income Taxes

We recognized an income tax benefit for the three months ended October 31, 2004 of approximately $1.1 million and a provision for income taxes of approximately $0.3 million for the nine months ended October 31, 2004, compared to zero for the three and nine months ended October 31, 2003. No income tax benefit was recorded during the three and nine months ended October 31, 2003 due to adjustments in the valuation allowance related to the net deferred tax asset.

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

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

5. Income (loss) per Share

     The computations for basic and diluted income (loss) per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Net income (loss)	$(1,763)	$(3,810)	$549	$(4,690)

Average shares outstanding:
Basic	11,421	11,317	11,400	11,319
Effect of stock options	—	—	519	—

Diluted	11,421	11,317	11,919	11,319

Income (loss) per share:
Basic	$(0.15)	$(0.34)	$0.05	$(0.41)

Diluted	$(0.15)	$(0.34)	$0.05	$(0.41)

The following options to purchase shares of common stock were not included in the computation of diluted income (loss) per share because their inclusion would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003
Shares of common stock underlying options	1,920,863	1,954,285	521,056	1,954,285
Exercise price range per share	$1.33to14.03	$1.27to$14.03	$7.30to$14.03	$1.27to$14.03

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

7. Segment Disclosures

We have two operating segments, retail stores and Internet operations. Our chief operating decision maker, as that term is defined in the relevant accounting standard, regularly reviews financial information about each of the above operating segments for assessing performance and allocating resources. Revenue for retail stores is derived from the sale of merchandise and rental of videocassettes, video games and DVDs. Revenue for Internet operations is derived solely from the sale of merchandise. Segment information regarding our retail stores and Internet operations for the three and nine months ended October 31, 2004 and 2003 is presented below.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2004 and 2003
(Tabular amounts in thousands, except per share data or unless otherwise noted)

     For the three months ended October 31, 2004:

	Retail	Internet
	Stores	Operations	Total
Total revenues	$119,505	$74	$119,579
Depreciation and amortization	10,789	6	10,795
Operating loss	(2,193)	(149)	(2,342)
Total assets	281,317	112	281,429
Capital expenditures	$16,667	$—	$16,667

     For the three months ended October 31, 2003:

	Retail	Internet
	Stores	Operations	Total
Total revenues	$112,786	$57	$112,843
Depreciation and amortization	9,579	34	9,613
Operating loss	(3,121)	(215)	(3,336)
Total assets	242,963	213	243,176
Capital expenditures	$12,569	$4	$12,573

     For the nine months ended October 31, 2004:

	Retail	Internet
	Stores	Operations	Total
Total revenues	$368,702	$226	$368,928
Depreciation and amortization	31,686	16	31,702
Operating income (loss)	2,494	(502)	1,992
Total assets	281,317	112	281,429
Capital expenditures	$43,934	$12	$43,946

     For the nine months ended October 31, 2003:

	Retail	Internet
	Stores	Operations	Total
Total revenues	$344,882	$195	$345,077
Depreciation and amortization	28,306	155	28,461
Operating loss	(2,649)	(694)	(3,343)
Total assets	242,963	213	243,176
Capital expenditures	$37,431	$18	$37,449

8. Change in Accounting Principle

In January 2003, the Emerging Issues Task Force reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”). The issue provides guidelines for specific treatment and classification of certain amounts received by a customer from a vendor in connection with product purchased from the vendor. EITF 02-16 was effective prospectively for new arrangements entered into after December 31, 2002. Accordingly, a portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental assets and will be recognized in cost of revenues as inventory is sold and as rental assets are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore continue to be recorded as a reduction of SG&A. As a result of this change in accounting principle, net loss was increased for the three and nine months ended October 31, 2003 by approximately $0.3 million and $1.0 million, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of inflation, legal actions, revenue sharing arrangements, our warehouse management system, future debt levels, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:

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

General

Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that sell and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games and videocassettes, video game consoles and DVD players. As of October 31, 2004, we operated 152 superstores averaging approximately 20,000 square feet in small to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. Each of our superstores is company-operated under the name of Hastings. Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding existing superstores, opening new superstores in selected markets and expanding our offering of products through our Internet Web site.

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

Vendor Allowances. In 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which addresses the accounting for cash consideration received from a vendor by a reseller for various vendor-funded allowances, including cooperative advertising support. The EITF determined that cash consideration received from a vendor should be presumed to be a reduction of the prices of vendor’s products and, therefore, should be shown as a reduction in the cost of goods sold when recognized in the reseller’s income statements. The only exception to this rule is if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of goods sold when recognized in the reseller’s income statements. In January 2003, the EITF issued transition guidance concluding that this interpretation should be applied to all new or modified arrangements entered into after December 31, 2002. Accordingly, a portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental assets and will be recognized in cost of revenues as inventory is sold and as rental assets are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore continue to be recorded as a reduction of SG&A.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2004	2003	2004	2003
Merchandise revenue	80.5%	78.8%	79.9%	78.2%
Rental revenue	19.5	21.2	20.1	21.8

Total revenues	100.0	100.0	100.0	100.0
Merchandise cost of revenue	73.1	74.0	71.8	74.1
Rental cost of revenue	38.7	36.2	38.8	36.9

Total cost of revenues	66.4	66.0	65.2	66.0

Gross profit	33.6	34.0	34.8	34.0
Selling, general and administrative expenses	35.5	36.9	34.2	34.9
Pre-opening expenses	—	0.1	0.1	0.1

Operating income (loss)	(1.9)	(3.0)	0.5	(1.0)
Other income (expense):
Interest expense	(0.5)	(0.5)	(0.4)	(0.5)
Other, net	—	0.1	0.1	0.1

Income (loss) before income taxes	(2.4)	(3.4)	0.2	(1.4)
Income tax expense (benefit)	(0.9)	—	0.1	—

Net income (loss)	(1.5)%	(3.4)%	0.1%	(1.4)%

Summary of Superstore Activity

	Three Months Ended October 31,		Nine Months Ended October 31,		Year Ended January 31,
	2004	2003	2004	2003	2004
Beginning number of stores	151	147	148	146	146
Openings	1	1	4	4	5
Closings	—	—	—	(2)	(3)

Ending number of stores	152	148	152	148	148

Three months ended October 31, 2004 compared to three months ended October 31, 2003

Revenues

Total revenues for the third quarter increased $6.7 million, or 6.0%, to $119.5 million compared to $112.8 million for the third quarter of fiscal 2003, resulting principally from an increase of 3.8% in comparable-store revenues (“Comps”). The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended October 31,
	2004		2003		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$96,257	80.5%	$88,901	78.8%	$7,356	8.3%
Rental revenue	23,322	19.5%	23,942	21.2%	(620)	-2.6%

Total revenues	$119,579	100.0%	$112,843	100.0%	$6,736	6.0%

Comparable-store revenues:
Merchandise	6.6%
Rental	-5.9%
Total	3.8%

Merchandise revenue. Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended October 31,
	2004	2003
Music	-0.7%	-6.3%
Books	1.9%	0.8%
Video for sale	9.8%	18.5%
Video games	51.2%	30.8%
Sidelines	2.8%	21.2%

Increases in the video for sale and video game categories were driven by total revenue increases of approximately 31.3% and 54.9% from the sale of DVD and video game items, respectively. These increases were offset by a decline of approximately 50.2% from the sale of VHS items, as a result of a continued shift in consumer preference from VHS to DVD. With the simultaneous availability of retail and rental product, we believe that DVD sales will continue to show increases for the remainder of fiscal year 2004, with comparable decreases reflected in VHS over the same period. Revenue increases in video games were primarily due to an increase in popular title releases and higher sales of previously rented titles, a trend that should continue through the fourth quarter. Our book Comp increase was primarily the result of strong title releases during the current quarter, however, with the prior year release and performance during the fourth quarter of 2003 of titles such as “Da Vinci Code” and “South Beach Diet,” we do not anticipate our book Comp increases for the fourth quarter of fiscal 2004 to be higher than low-single digits.

The decline in music Comps resulted from weaker title selection during the third quarter of the current year as music labels positioned for strong title releases during the fourth quarter of 2004, which we believe will produce positive Comp results.

Rental revenues. Our decrease in rental Comps reflects a continuing shift to industry-wide consumer purchases of DVD and VHS items versus the rental of those same items. As we emphasized during fiscal 2003, we recognized this shift in consumer behavior and our “buy-sell-trade” of video for sale has been a focus point in our strategic initiatives. The rental Comp does not include video for sale and video game sell-through revenues, as do most of our ‘rentailing’ competitors. On a comparable basis with our competitors, our total ‘video’ Comp for rental revenues combined with video for sale and video game sell-through revenues was 6.8% for the third quarter. During the current quarter, DVD rentals increased approximately 22.1% from the same quarter in the prior year. This increase was offset by a decline in VHS rentals of approximately 54.6% from the comparable period.

As the rental industry continues to feel the pressure of competitive retail price points on retail DVD and to the extent that the titles released entice the customer to purchase units in lieu of renting, we expect, and have projected, that our rental Comps will be in the negative single digits for the remainder of fiscal year 2004.

Gross Profit

For the third quarter, total gross profit dollars increased approximately $1.8 million, or 4.6%, to $40.2 million from $38.4 million for the same period last year. As a percentage of total revenues, gross profit decreased slightly to 33.6% for the quarter compared to 34.0% for the same quarter in the prior year primarily driven by lower rental margin rates. The following is a summary of our gross profit results:

	Three Months Ended October 31,
	2004		2003		Increase/(Decrease)
	Gross Profit	Percent of Rev	Gross Profit	Percent of Rev	Dollar	Percent
Merchandise gross profit	$25,870	26.9%	$23,127	26.0%	$2,743	11.9%
Rental gross profit	14,294	61.3%	15,274	63.8%	(980)	-6.4%

Total gross profit	$40,164	33.6%	$38,401	34.0%	$1,763	4.6%

Merchandise gross profit. The increase in merchandise gross profit is primarily as a result of higher revenues and increases in merchandise margin rates, particularly in our book, music and video for sale categories. The higher margin rates are primarily attributable to better inventory and title selection management resulting in improved sales of higher margin products. Partially offsetting these increases in gross profit were higher costs of approximately $0.9 million associated with the return of merchandise and $0.8 million related to higher costs in our distribution center resulting primarily from the implementation of our new warehouse management system.

Rental gross profit. The decline in rental gross profit was primarily the result of higher purchases of non-revenue sharing rental assets during the third quarter of the current fiscal year compared to the same period of the prior year, which resulted in higher depreciation expense. These higher purchases were the result of the studios offering fewer titles under revenue-sharing agreements than in previous periods.

Selling, general and administrative expenses. SG&A increased approximately $0.8 million to $42.5 million for the current quarter compared to $41.7 million for the same quarter in the prior year. As a percentage of total revenues, SG&A decreased 140 basis points to 35.5% for the current quarter compared to 36.9% for the same quarter in the prior year. The increase in SG&A dollars is due primarily to higher human resource and occupancy costs of approximately $2.5 million associated with the opening and operation of a greater number of new, expanded and relocated superstores. Partially offsetting this increase was:

i)	lower net advertising costs of approximately $0.9 million primarily due to the placing of fewer newspaper advertisements during the quarter compared to the same period last year as we strategically evaluated and reduced our advertising placements during the third quarter and focused our efforts on the fourth quarter of fiscal 2004; and

ii)	lower group healthcare plan costs of approximately $0.7 million during the current period compared to the 2003 period resulting from higher claims costs in the prior year.

Income taxes. We recognized an income tax benefit of approximately $1.1 million for the third quarter of fiscal 2004 compared to zero for the third quarter of fiscal 2003. No income tax benefit was recorded during the third quarter of fiscal 2003 due to adjustments in the valuation allowance related to the net deferred tax asset.

Nine months ended October 31, 2004 compared to Nine months ended October 31, 2003

Revenues

Total revenues for the first nine months of fiscal 2004 increased $23.8 million, or 6.9%, to $368.9 million compared to $345.1 million for the same period in the prior year, resulting principally from an increase of 5.3% in comparable-store revenues (“Comps”). The following is a summary of our revenue results (dollars in thousands):

	Nine Months Ended October 31,
	2004		2003		Increase/(Decrease)
	Revenues	Percent of Total	Revenues	Percent of Total	Dollar	Percent
Merchandise revenue	$294,755	79.9%	$269,904	78.2%	$24,851	9.2%
Rental revenue	74,173	20.1%	75,173	21.8%	(1,000)	-1.3%

Total revenues	$368,928	100.0%	$345,077	100.0%	$23,851	6.9%

Comparable-store revenues:
Merchandise	8.0%
Rental	-3.8%
Total	5.3%

The higher merchandise Comps were primarily the result of increases in the following major categories:

	Nine Months Ended October 31,
	2004	2003
Music	3.4%	-10.9%
Books	2.7%	-1.1%
Video for sale	19.9%	18.5%
Video games	20.7%	60.7%
Sidelines	3.2%	7.8%

Increases in the video for sale and video game categories were driven by total revenue increases of approximately 45.2% and 23.5% from the sale of DVD and video game items, respectively, and were partially offset by a decline of approximately 40.4% from the sale of VHS items. Music and book revenues benefited from better title selection and inventory management primarily during the first and second quarters of 2004.

Rental revenue. The decline in rental Comps for the nine months ended October 31, 2004 as compared to the same period in fiscal 2003 reflects general rental weakness industry-wide. During the nine-month period, DVD rentals increased approximately 27.9% from the same nine-month period in the prior year. This increase was offset by a decline in VHS of approximately 46.9% from the comparable period.

Our video Comp increase, including the rental and sell-through revenues from all video and video game products, was 7.8% for the nine months ended October 31, 2004.

Gross Profit

For the current nine months, total gross profit dollars increased approximately $11.1 million, or 9.4%, to $128.4 million from $117.3 million for the same period last year, primarily as a result of higher revenues and increases in merchandise margin rates. As a percentage of total revenues, gross profit increased to 34.8% for the nine months ended October 31, 2004 compared to 34.0% for the same period in the prior year. The following is a summary of our gross profit results:

	Nine Months Ended October 31,
	2004		2003		Increase/(Decrease)
	Gross Profit	Percent of Rev	Gross Profit	Percent of Rev	Dollar	Percent
Merchandise gross profit	$83,045	28.2%	$69,875	25.9%	$13,170	18.8%
Rental gross profit	45,377	61.2%	47,465	63.1%	(2,088)	-4.4%

Total gross profit	$128,422	34.8%	$117,340	34.0%	$11,082	9.4%

Merchandise gross profit. The increase in merchandise gross profit is primarily the result of higher revenues and margin rates, particularly in our book, music and video for sale categories. The higher margin rates are primarily attributable to better inventory and title selection management resulting in improved sales of higher margin products and slightly reduced cost of merchandise inventory returns. Also contributing to higher margins in our book category was a favorable quarter-to-quarter comparison resulting from lower margins in the prior year as a result of competitive pricing on the release of the fifth Harry Potter book during the second quarter of fiscal 2003. Partially offsetting these increases in gross profit were higher costs of approximately $1.1 million associated with our distribution center and returns of merchandise primarily relating to the implementation of our new warehouse management system.

Rental gross profit. The decline in rental gross profit was primarily the result of higher purchases of non-revenue sharing rental assets during the current year compared to the same period of the prior year which resulted in higher depreciation expense. Partially offsetting this increase were improved gross profit rates on videos acquired under revenue-sharing agreements.

Selling, general and administrative expenses. SG&A increased approximately $5.6 million to $126.1 million for the current nine-month period compared to $120.5 million for the same period in the prior year. As a percentage of total revenues, SG&A decreased to 34.2% for the nine months ended October 31, 2004 compared to 34.9% for the nine months ended October 31, 2003. The increase in SG&A dollars is due primarily to higher human resource and occupancy costs of approximately $6.9 million associated with the opening and operation of a greater number of new, expanded and relocated superstores. Partially offsetting this increase was lower net advertising costs of approximately $1.5 million primarily due to the placing of fewer newspaper advertisements.

Interest expense. Interest expense declined to $1.4 million, or 0.4% of total revenues, for the first nine months of fiscal 2004 compared to $1.6 million, or 0.5% of total revenues, for the first nine months of fiscal 2003 primarily related to lower average debt balances and a lower effective interest rate during the current period than in the comparable period.

Income taxes. We recognized a provision for income taxes of approximately $0.3 million for the first nine months of fiscal 2004 compared to zero for the first nine months of fiscal 2003. No income tax benefit was recorded during the first nine months of fiscal 2003 due to adjustments in the valuation allowance related to the net deferred tax asset.

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

Historically, we have experienced an increase in our debt level during the third and early fourth quarters of our fiscal year as we build merchandise inventories for the holiday selling season. We reached a borrowing level of approximately $66.0 million in mid-November 2004 and we anticipate that our debt level will be reduced to approximately $25.0 million to $30.0 million during the fourth quarter due to a higher level of repayments following the holiday selling season.

Consolidated Cash Flows

Operating activities. Net cash provided by operating activities decreased approximately $14.7 million, from $31.6 million for the nine months ended October 31, 2003 to $16.9 million for the nine months ended October 31, 2004, primarily resulting from a larger increase in inventory for the nine months ended October 31, 2004 of approximately $36.6 million compared to approximately $1.8 million during the first nine months of fiscal 2003, which was lower as a result of planned initiatives to lower inventory levels in the prior year. The higher inventory levels at October 31, 2004 were primarily the result of earlier seasonal build-up of merchandise inventory compared to the prior year, particularly in our book and music categories. Partially offsetting this change in merchandise inventory was an increase in net income for the first nine months of fiscal year 2004 of approximately $5.2 million.

Investing activities. Net cash used in investing activities increased $6.5 million to $43.9 million for the nine months ended October 31, 2004 from $37.4 million for the nine months ended October 31, 2003. This increase was primarily the result of increased purchases of non-revenue sharing rental assets, which generally cost more per unit than titles purchased under revenue sharing agreements.

Financing activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements. For the nine months ended October 31, 2004, net borrowings under debt agreements were $27.2 million compared to $5.0 million for the nine months ended October 31, 2003. Increased borrowings were primarily the result of higher inventory levels as discussed above.

Capital structure. On December 9, 2003, we executed an amendment to our syndicated secured Loan and Security Agreement with certain commercial lenders. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental assets, net of accumulated depreciation, less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve which was reduced to $5 million for the period beginning October 27, 2004 and ending December 15, 2004. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offer Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, net of accumulated amortization, less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times with the exception of the period detailed above in which the minimum availability is reduced to $5 million. The Facility is secured by substantially all the assets of the company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries and matures on August 29, 2007. We repay and borrow on a daily basis in accordance with the terms of the Facility. At October 31, 2004, we had $11.6 million in excess availability, after the $5 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. At October 31, 2004 and January 31, 2004, respectively, we had borrowings outstanding of $56.5 million and

$29.0 million, respectively, under the Facility. The average rate of interest being charged under the Facility for the nine months ended October 31, 2004 and the fiscal year ended January 31, 2004 was 3.4% and 3.8%, respectively.

We utilize standby letters of credit primarily to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2004 was approximately $1.3 million, which reduces the excess availability under the Facility.

From time to time, we enter into interest rate swap agreements in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. We had one interest rate swap agreement with a financial institution that expired October 1, 2004. The notional amount of the swap was $20 million with a fixed interest rate of 2.45%. We had designated the interest rate swap as a hedging instrument.

At October 31, 2004, our minimum operating lease commitments for the remainder of fiscal 2004 were approximately $6.0 million. The present value of total existing minimum operating lease commitments for fiscal years 2005 through 2024 discounted at 9.0% was approximately $103.5 million as of October 31, 2004.

Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, capital and operating leases and certain revenue-sharing arrangements. As of October 31, 2004, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business to do so. At October 31, 2004, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Form 10-K for the year ended January 31, 2004.

Other financial measurements. The following table represents our EBITDA and Adjusted EBITDA for the nine months ended October 31, 2004 and 2003:

	Nine Months Ended
	October 31,
	2004	2003
EBITDA	$33,926	$25,350
Adjusted EBITDA	$8,729	$4,594

EBITDA is defined as net income before interest, taxes, depreciation and amortization and is a widely used indicator of a company’s ability to service debt. Adjusted EBITDA is defined as net income before interest, taxes, depreciation and amortization less expenditures for rental assets and can be viewed as an indicator of our ability to service debt following the procurement of rental assets. It is important to note that EBITDA and Adjusted EBITDA are supplemental non-GAAP measures and neither measurement is intended to represent or to be considered as alternatives to operating income or cash flow from operations. The following table reconciles EBITDA to our unaudited consolidated financial statements contained herein:

	Nine Months Ended October 31,
	2004	2003
Net income (loss)	$549	$(4,690)
Interest expense	1,353	1,579
Income tax expense	322	—
Rental asset depreciation expense	16,668	14,397
Property and equipment depreciation expense	14,968	13,999
Amortization expense	66	65

EBITDA	$33,926	$25,350

     The following table reconciles Adjusted EBITDA to our unaudited consolidated financial statements contained herein:

	Nine Months Ended October 31,
	2004	2003
Net income (loss)	$549	$(4,690)
Interest expense	1,353	1,579
Income tax expense	322	—
Rental asset depreciation expense	16,668	14,397
Property and equipment depreciation expense	14,968	13,999
Amortization expense	66	65
Purchase of rental assets	(25,197)	(20,756)

Adjusted EBITDA	$8,729	$4,594

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2004 outstanding balance of the variable rate debt would be approximately $0.6 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2004, and based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of shares of our common stock for the three months ended October 31, 2004 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate
			Total number of	dollar value of
			shares purchased	shares that may
	Total number	Average	as part of publicly	yet be purchased
Period	of shares	price paid	announced plans	under the plans or
(Month ending)	purchased (1)	per share	or programs	programs (2)
August 31, 2004	18,100	$6.53	18,100	N/A
September 30, 2004	58,500	5.70	58,500	N/A
October 31, 2004	—	—	—	N/A

Total	76,600	$5.90	76,600	$322,686

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors authorized the purchase of up to $5.0 million of our common stock. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 937,023 shares have been purchased under the repurchase plan at a total cost of approximately $4.7 million, or approximately $4.99 per share.

ITEM 6. EXHIBITS

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

HASTINGS ENTERTAINMENT, INC.

Date: December 9, 2004	/s/ Dan Crow

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