Form 10-K
period 2005-01-31
HASTINGS ENTERTAINMENT INC
filed 2005-05-02
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended January 31, 2005

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
Yes ☑    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

As of July 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46.1 million based upon the closing market price of $7.30 per share of Common Stock on the Nasdaq National Market on that date. (For the purposes of determination of the above-stated amounts, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all of such persons are affiliates of the registrant.)

Number of shares of $.01 par value Common Stock outstanding as of March 31, 2005: 11,463,899

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual meeting of shareholders of the registrant to be held during 2005 are incorporated by reference into Parts II and III of this Form 10-K.

HASTINGS ENTERTAINMENT, INC.
Form 10-K Annual Report
For the Fiscal Year Ended January 31, 2005

PART I

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings or with the approval of an authorized executive officer of the company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental video amortization, store closing reserves, revenue recognition, comparable-store revenues and vendor allowances, sufficiency of cash flow from operations, installation of our new information system and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon company management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, whether our assumptions turn out to be correct, our inability to attain such estimates and expectations, a downturn in market conditions in any industry relating to the products we inventory, sell or rent, the effects of or changes in economic conditions in the U.S or the markets in which we operate our superstores, volatility of fuel and utility costs, acts of war or terrorism inside the United States or abroad, our success in forecasting customer demand for products and legal proceedings; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

General

Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, books, video games and videocassettes, video game consoles and DVD players. As of March 31, 2005, we operated 153 superstores in small- to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods, which end in January of each following calendar year. For example, the twelve-month period ended January 31, 2005 is referred to as fiscal 2004.

Industry Overviews

Music. According to the Recording Industry Association of America (“RIAA”), total music shipments by manufacturers to retailers increased 5.3% to $12.5 billion in 2004 compared to $11.9 billion in 2003, the industry’s first sales increase in five years. This increase can be attributed to two sources. First, the top 100 albums sold 153.3 million units in 2004 compared to 146.8 in 2003, an increase of 4.4%. In addition, the sale of DVD music video format units, which represents 5% of the industry sales mix, experienced extraordinary growth with a 66% sales increase from 2003 to 2004. The music industry has continually tried to battle online piracy, a force that has sparked the negative trend in years prior to 2004. Mitch Bainwol, Chairman and CEO of the RIAA, believes that the trends in industry enforcement are positive and several encouraging efforts were made in 2004, resulting in the increased sales numbers.

Books. The Association of American Publishers estimates that total book industry sales rose 1.3% in 2004, to an estimated $23.7 billion, up from approximately $23.4 billion in 2003. The adult hardcover segment increased 6.3% to $2.6 billion and paperbound publications increased 2.8% to $1.5 billion. These gains were partially offset by a decline in the juvenile hardcover segment of 16.7% to $0.6 billion, due to a popular Harry Potter release in fiscal 2003, but not in 2004.

Rental Video. According to Paul Kagan Associates (“Kagan”), consumer spending on rental video decreased approximately 1.7% to $8.1 billion in 2004. DVD revenues, which continue to drive the rental industry, increased $0.8 billion to approximately $4.9 billion, up 18.1% in 2004 over 2003, while VHS rentals declined $1.2 billion, or 32.5%, to approximately $2.5 billion over the same period. Kagan projects that video rental revenues will decline from $8.1 billion in 2004 to approximately $6.3 billion by 2009; however, due to many variables, it is difficult to project the fluctuations in the industry. We believe rental video will remain a viable revenue source for the following reasons:

(i)	Despite increases in the sale of movies detailed below under “Sale Video and Video Games,” according to Kagan, rental transactions continued to exceed sales transactions during 2004. For the industry, rental transactions represented approximately 70.3% of total rental and sell-through transactions during 2004 compared to approximately 74.7% in 2003. We believe renting videos provides consumers with low-cost entertainment, a factor that will continue to drive rental transactions in the future.

(ii)	DVD continued its accelerated acceptance rate with DVD households as a percentage of U.S. television households exceeding 65% in 2004 compared to approximately 51% in 2003. Kagan projects that this number will exceed 92% by 2009. This penetration is moving far beyond consumers that were early adopters of the DVD format, and with price points on DVD hardware continuing to decline, we believe more consumers will be renting classic movies and personal favorites in the DVD format for the first time. We also believe that later-adopting DVD households are less likely to purchase DVDs at the high rates of early-adopters.

(iii)	We believe that the DVD format, with its superior picture and sound quality and extra features such as outtakes, director commentary and scene selection, will drive continued growth in the industry.

(iv)	We also believe rental video will continue to be a favored entertainment medium for millions of consumers due to its relatively inexpensive price points, broad selection of new release and catalog (older) movies and ability for “viewer control” of the experience (i.e., start, stop, fast-forward, pause and rewind).

(v)	We believe video game rentals will continue to play an important role in the rental industry. Due to the relatively high purchase prices for game software, rental pricing is an attractive option for consumers; especially those wanting to preview a game prior to making a purchase.

Sale Video and Video Games. According to Kagan, total industry revenues for the sale of DVD and VHS increased approximately 18% to $16.0 billion during 2004 compared to $13.5 billion in 2003. This increase resulted primarily from substantially all DVD product being released at prices low enough that consumers can purchase a title at the same time it is available for rent. This lower pricing has enabled consumers to build their video libraries and has helped to turn casual movie watchers into collectors. Kagan estimates that total revenues from the sale of DVD and VHS will approach $24.1 billion by 2009, and it is projected that DVD will represent approximately 99.8% of the total revenues, compared to approximately 91.9% in 2003.

According to the NPD Group, total sales for the video game industry, including portable and console hardware, software and accessories, decreased 1% to $9.9 billion in 2004 compared to $10.0 billion in 2003. Gains of 7%, 11%, and 10% posted by console software, portable game software, and portable game hardware categories, respectively, were offset by a 27% reduction in sales of console hardware, due primarily to a widely-publicized hardware inventory shortage during the 2004 holiday season.

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

Superior Multimedia Concept. Our superstores present a wide variety of products tailored to local preferences in a dynamic and comfortable store atmosphere with exceptional service. Our superstores average approximately 20,000 square feet, with our new superstores generally ranging in size from 15,000 to 25,000 square feet. Our superstores offer customers an extensive product assortment customized for a specific store. Below is a listing of the approximate minimum and maximum title selections for our stores:

	Minimum	Maximum
Product Category	Title Count	Title Count
Books	11,000	73,000
Music	8,000	30,000
Rental VHS, DVD, Video Games	10,000	25,000
Used CDs, DVD, Video Games	2,000	23,000
Sale VHS, DVD and Video Games	4,000	14,000
Boutique, Consumables and Accessories	2,000	6,000
Periodicals	1,000	3,000
Software	—	1,000
Used Books	—	12,000

The following table shows our revenue mix as a percentage of total revenues for the last three fiscal years:

	Fiscal Year
Product Category	2004	2003	2002
Music	25%	27%	29%
Books	22%	23%	23%
Rental	19%	20%	20%
Video	18%	17%	15%
Video Games	8%	6%	5%
Software	2%	2%	3%
Other	6%	5%	5%

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

Small to Medium-Sized Market Superstore Focus. We target small- to medium-sized markets with populations of generally less than 50,000 where our extensive product selection in both new and used products, low pricing strategy, ability to trade-in, efficient operations and superior customer service enable us to become the market’s destination entertainment store. We believe that the small- to medium-sized markets where we operate the majority of our superstores present an opportunity to profitably operate and expand our unique entertainment superstore format. In our opinion, these markets typically are underserved by existing book, music or video stores, and our competitors in these markets are generally locally owned stores, national-chain specialty stores and general merchandise retailers. We base our merchandising strategy for our superstores on an in-depth understanding of our customers and our individual markets. We strive to optimize each superstore’s merchandise selection by using our proprietary information systems to analyze the sales history, anticipated demand and demographics of each superstore’s market. In addition, we utilize flexible layouts that enable each superstore to arrange our products according to local interests and to customize the layout in response to new customer preferences and product lines.

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

Low Pricing. Our pricing strategy at our superstores is to offer value to our customers by maintaining everyday low prices that are competitive with or lower than the prices charged by other retailers in the market. We determine our prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. We believe that our low pricing structure results in part from (i) our ability to purchase directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) our proprietary information systems, to which we have made improvements that have enabled management to make more precise and targeted purchases and pricing for each superstore, and (iii) our consistent focus on maintaining low occupancy and operating costs.

Used and Budget-Priced Products. Since 1994, we have bought or traded for customers’ CDs to sell as used product in order to leverage the value of our CD offering. Since 2001, we have added DVDs and video games to our used product offering. In addition to used products, we offer budget-priced products in all of our major product categories to enhance our customers shopping experience. During fiscal 2004 and 2003, we generated approximately 8.3% of our total revenues from used and budget-priced products. During the fiscal 2004, we tested buying and selling used books in certain of our markets. Due to the program’s success, we are expanding the program to additional stores in fiscal 2005. We believe our multimedia superstore concept will enhance our offering of used and budget products allowing the customer to choose between a new or a less expensive used copy of the same title.

Internet. Augmenting our superstore offering, we operate an e-commerce Internet Web site (www.gohastings.com). Our site enables customers to electronically access more than 800,000 new and used entertainment products and unique, contemporary gifts. We fill Internet orders primarily from our superstore inventories. The site features exceptional product and pricing offers, search and auditioning capabilities, and digital downloading of music selections. The Web site is designed to fully integrate into a store kiosk to leverage both the physical and digital shopping experience. The site also features an Investor Relations section with links to past press release information and filings with the Securities and Exchange Commission, including officer certifications of financial information listed as exhibits to such filings.

Expansion Strategy

We plan to open one superstore while expanding and or relocating eight of our existing superstores during fiscal 2005. We have identified numerous potential locations for future superstores in under-served, small- to medium-sized markets that meet our new-market criteria. We believe that with our current information systems and distribution capabilities, our infrastructure can support our anticipated rate of expansion and growth for at least the next several years.

Merchandising Strategy

We are a leading multimedia entertainment retailer. By offering a broad array of products within several distinct but complementary categories, we strive to appeal to a wide range of customers and position our superstores as destination entertainment stores in our targeted small- to medium-sized markets.

Superstore Product Selection. Although all Hastings superstores carry a similar core product assortment, the merchandise mix of books, music, software, videocassette, DVD, and video game selections of each superstore is tailored continually to accommodate the particular demographic profile and demand of the local market in which the superstore operates. We accomplish this customization through our proprietary purchasing, inventory, selection and pricing management systems. The purchasing system analyzes historic consumer purchasing patterns at each individual superstore to forecast customer demand for new releases and anticipate seasonal changes in demand. In addition, our inventory management process continually monitors product sales, as well as videocassette and DVD rentals, to identify slow-moving books, music, software, videocassettes, DVD and video games for return to vendors and rental videocassettes, DVD and video games for sale to customers as previously viewed items or transfer to other superstores. Our pricing management system allows us to identify slow-moving products and initiate an automated-progressive markdown program to enhance sell-through while maximizing margin at each subsequent price reduction. It also automatically implements the price change by printing new tags at the store. Our superstores offer customers an extensive product assortment customized for a specific store with new releases and special offerings in each entertainment product category that are prominently displayed and arranged by product category.

In addition to our primary product lines, we continually add new product offerings to better serve our customers. Products for sale in these categories include promotional t-shirts, licensed plush toys, portable electronics, consumer electronics including DVD players and video game consoles, musical instruments, poker games, greeting cards, audio books and consumables, including soft drinks, coffee, popcorn and candy. Our full service coffee bar, The Hard Back Café, which is operating in certain of our superstores, offers a broad selection of coffees, teas and food items. Accessory items for sale include blank videocassettes and CDs, video cleaning equipment and audiocassette and CD carrying cases. Many of these products generate impulse purchases and produce higher margins. The rental of videocassette, video game and DVD players is provided as a service to Hastings customers.

During fiscal 2004, we merged our new and used CDs into the same display fixture. We also consolidated our new and used DVDs for sale into the same display fixture. This provides for a more straightforward shopping experience, offers a wider assortment, and provides the customer with an immediate choice of purchasing a new or a lower-priced used item.

Information System

Our information system is based on technology that allows for communication and exchange of current information among all locations, corporate and retail, via a wide-area network. The primary components of the information system are as follows:

New Release Allocation. Our buyers use our proprietary new release allocation system to purchase new release products for the superstores and have the ability within the system to utilize multiple methods of forecasting demand. By using store-specific sales history, factoring in specific market traits, applying sales curves for similar titles or groups of products and minimizing subjectivity and human emotion from a transaction, the system customizes purchases for each individual superstore to satisfy customer demand. The process provides the flexibility to allow store management to anticipate customer needs, including tracking missed sales and factoring in regional influences. We believe that the new release allocation system enables us to increase revenues by having the optimum levels and selection of products available in each superstore at the appropriate time to satisfy customers’ entertainment needs.

Rental Video Asset Purchasing System. Our proprietary rental video asset purchasing system uses store-specific performance on individual rental videocassette titles to anticipate customer demand for new release rental videocassettes. The system analyzes the first eight weeks’ performance of a similar title and factors in the effect of such influences as seasonal trends, box office draw and prominence of the movie’s cast to customize an optimum inventory for each individual superstore. The system also allows for the customized purchasing of other catalog rental video assets on an individual store basis, additional copy depth requirements under revenue-sharing agreements and timely sell-off of previously viewed tapes. We believe that our rental video asset purchasing system allows us to efficiently plan and stock each superstore’s rental video asset inventory, thereby improving performance and reducing exposure from excess inventory.

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

Store Systems. Each superstore has a dedicated server within the store for processing information connected through a wide area network. This connectivity provides consolidation of individual transactions and allows store management and corporate office associates easy access to the information needed to make informed decisions. Transactions at the store are summarized and used to assist in staff scheduling, loss prevention and inventory control. All point of sale transactions utilize scanning technology, allowing for maximum customer efficiency at checkout. During fiscal 2004 we installed chain wide a new labor scheduler software system. The new Windows-based software, among other things, requires less time of the store manager to maintain, provides improved measurement and reporting of budget to scheduled and actual labor, and creates review- and exception-based reports at the corporate office for management monitoring.

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

Warehouse Management. Our newly implemented warehouse management system provides for increased product picking and shipping efficiencies, faster product introduction and movement from dock to store shipment. The increased level of detail reporting in the new system will allow us to refine product movement within the four walls, lowering the cost per unit transactions, and increase on-hand accuracy. It has simplified data sharing across the enterprise, and includes event management, analysis and reporting capabilities.

Distribution and Suppliers

Our distribution center is located in a 146,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 21,000 products offered in substantially every superstore. The distribution center also is used in distributing large purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to receive, process and ship items to be returned to manufacturers and distributors, as well as the rebalancing of merchandise inventories among our superstores. This facility currently provides inventory to all Hastings superstores and is designed to support our anticipated rate of expansion and growth for at least the next several years. We ship products weekly to each Hastings superstore, facilitating quick and responsive inventory replenishment. Approximately 24% of our total product, based on store receipts, is distributed through the distribution center. Approximately 76% of our total product is shipped directly from vendors to the superstores. In fiscal 2004, we focused our efforts to improve cost controls, inventory management and supply chain metrics.

Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low-pricing structure. In fiscal 2004, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three suppliers accounted for approximately 22% of total products purchased during fiscal 2004. While selections from a particular artist or author generally are produced by a single manufacturer, we strive to maintain supplier relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – General” for a description of our returns process.

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

Competition

The entertainment retail industry is highly competitive. We compete with a wide variety of book retailers, music retailers, software retailers, Internet retailers and retailers that rent or sell videocassettes and DVDs, including independent single store operations, local multi-store operators, regional and national chains, as well as supermarkets, pharmacies, convenience stores, bookstores, mass merchants, mail order operations, warehouse clubs, record clubs, other retailers and various non-commercial sources such as libraries. With regard to our videocassette and DVD sales and rental video products in particular, we compete with cable, satellite and pay-per-view cable television systems. In addition, continuing technological advances that enhance the ability of consumers to shop at home or access, produce and print written works or record music digitally by home computer through the Internet or telephonic transmission could provide more serious competition to us in the future.

We compete in most of our markets with either national entertainment retailers or significant retailers of general merchandise or both. We compete in our sale of books with retailers such as Barnes & Noble, Inc., Books-A-Million, Inc., Borders Group, Inc., Walden Books and B. Dalton Bookseller. We compete in our sale of music with music retailers, such as Transworld Entertainment Musicland and consumer electronics stores, including Best Buy and Circuit City. Our principal competitors in the sale and rental of videocassettes and DVDs are Blockbuster, Inc., Hollywood Entertainment Corp. and Movie Gallery, Inc. In addition, we compete in the sale of books, music, videocassettes, and DVDs and the rental of videocassettes, DVDs, and video games with local entertainment retailers and significant retailers of general merchandise, such as Wal-Mart. Retailers such as Amazon.com, Inc. and Barnes & Noble, Inc., continue to increase their retail sales of entertainment products, such as books and music, via the Internet. We compete with other entertainment retailers on the basis of title selection, the number of copies of popular selections available, store location, visibility and pricing.

Trademarks and Servicemarks

We believe our trademarks and servicemarks, including the marks “Hastings Books Music Video,” “Hastings Your Entertainment Superstore,” “Hastings Hard Back Café,” “Hastings Your Entertainment Superstore Hard Back Café,” and “Buy Sell Trade Rent” have significant value and are important to our marketing efforts. We have registered “Hastings Books Music Video” and “Hastings Your Entertainment Superstore” as servicemarks with the United States

Patent and Trademark Office (“USPTO”) and have filed applications for registration with the USPTO with respect to the marks “Hastings Hard Back Café” and “Hastings Your Entertainment Superstore Hard Back Café.” We are currently claiming common law rights in the mark “Buy Sell Trade Rent” and anticipate filing a servicemark application for this mark with the USPTO in the near future. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Associates

We refer to our employees as associates because of the critical role they play in the success of each Hastings superstore and the company as a whole. As of January 31, 2005, we employed approximately 6,952 associates, of which 2,231 are full-time and 4,721 are part-time associates. Of this number, approximately 6,358 were employed at retail superstores, 311 were employed at our distribution center and 283 were employed at our corporate offices. None of our associates are represented by a labor union or are subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company

Below is certain information about the executive officers of Hastings Entertainment, Inc.

Name	Age	Position
John H. Marmaduke	57	Chairman of the Board, President and Chief Executive Officer
Dan Crow	58	Vice President of Finance and Chief Financial Officer
James S. Hicks	48	Vice President of Product
Alan Van Ongevalle	37	Vice President of Information Technology & Distribution
Kevin Ball	48	Vice President of Marketing
David Moffatt	49	Vice President of Human Resources

All executive officers are chosen by the Board of Directors and serve at the Board’s discretion. Information concerning the business experience of our executive officers is as follows:

John H. Marmaduke, age 57, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company’s former parent company, Western Merchandisers, Inc. (“Western”), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart Stores, Inc. Mr. Marmaduke also serves on the board of directors of the Interactive Entertainment Merchants Association. Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 30 years.

Dan Crow, age 58, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July of 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and Financial Executives International and has served as Chief Financial Officer of various retail companies including Discount Auto Parts, Inc., Scotty’s, Inc. and Lil’ Things, Inc. since 1984.

James S. Hicks, age 48, has served as Vice President of Product of the Company since August 2002. From August 1999 to August 2002, Mr. Hicks served as Vice President of Purchasing. From August 1997 to August 1999, Mr. Hicks served as the Senior Director of Purchasing and from April 1994 to August 1997, was the Director of Purchasing. He was a District Leader for the Company from July 1984 to April 1994. From October 1982 to July 1984, Mr. Hicks served as a company troubleshooter and from April 1982 to October 1982 was a store manager. Mr. Hicks began his career with Hastings in August 1981 as a manager trainee. Prior to joining the Company, Mr. Hicks was the Regional Credit Manager for Liquid Carbonics Corporation, a gas distributor and manufacturer headquartered in Houston.

Alan Van Ongevalle, age 37, has served as Vice President of Information Technology and Distribution since February 2003. From August 2002 to February 2003, Mr. Van Ongevalle served as Vice President of Marketing and Distribution. From May 2000 to August 2002, Mr. Van Ongevalle served as Vice President of Marketing. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and as Director of Advertising from September 1998 to August 1999. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager, Director of New Stores and the Southern Kansas area through September 1998.

Kevin Ball, age 48, has served as Vice President of Marketing of the Company since May of 2004. From 2001 to 2004, Mr. Ball served as Vice President of Marketing at Organized Living, a specialty retailer of home organization products, headquartered in Kansas City. From 2000 to 2001, Mr. Ball held the position of Vice President of Marketing at Crown Books in Washington, D.C. and from 1995 to 2000 was the Director of Marketing at Trans World Entertainment in Albany, N.Y.

David Moffatt, age 49, has served as Vice President of Human Resources for the Company since June 2004. From 1999 to 2004, Mr. Moffatt served in several management capacities for PETsMART, most recently as the Vice President of Staffing and Training. Prior to 1999, Mr. Moffatt spent over 12 years in retail and hotel management with companies such as Wal-Mart, Inc., Montgomery-Ward, and Westin Hotels and Resorts.

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

The address of our Internet Web site is (www.gohastings.com) and through the links on the Investor Relations portion of our Web site, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other items filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through our Web site as soon as reasonably practicable after we electronically file or furnish the material with the SEC. In addition, links to press releases, our board committee charters and our code of ethics for financial and other executive officers are posted in the Investor Relations section.

ITEM 2. PROPERTIES

As of January 31, 2005, we operated 152 superstores in 20 states located as indicated in the following table:

Name of State	Number of Superstores
Alabama	1
Arkansas	11
Arizona	7
Colorado	4
Georgia	1
Idaho	9
Indiana	1
Iowa	1
Kansas	10
Kentucky	1
Missouri	7
Montana	6
Nebraska	4
New Mexico	15
Oklahoma	12
Tennessee	6
Texas	43
Utah	2
Washington	8
Wyoming	3

Total	152

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

We actively manage our existing superstores and from time to time close under-performing stores. During fiscal 2004 we closed one superstore and during fiscal 2003 we closed three superstores.

The terms of our superstore leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a superstore.

The following table sets forth as of January 31, 2005 the number of superstores that have current lease terms that will expire during each of the following fiscal years and the associated number of superstores for which we have options to extend the lease term:

	Number of Superstores	Options
Fiscal Year 2005	11	10
Fiscal Year 2006	11	11
Fiscal Year 2007	19	19
Fiscal Year 2008	17	16
Fiscal Year 2009	32	30
Thereafter	62	58

Total	152	144

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The shares of Hastings Entertainment, Inc. common stock are listed and traded on The Nasdaq National Market (Nasdaq) under the symbol “HAST.” Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq:

	High	Low
2004:
First Quarter	$7.30	$4.40
Second Quarter	$10.25	$6.29
Third Quarter	$8.07	$5.37
Fourth Quarter	$9.99	$6.45

2003:
First Quarter	$4.30	$3.00
Second Quarter	$4.20	$3.00
Third Quarter	$4.37	$3.01
Fourth Quarter	$5.00	$3.35

As of March 31, 2005, there were approximately 366 holders of record of our Common Stock.

The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, and our operating and financial condition, among other factors. Our current revolving credit facility restricts the payment of dividends. In view of such restrictions, it is unlikely that we will pay a dividend in the foreseeable future.

With respect to equity compensation plan information, please refer to Item 12 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA

The five-year selected financial data presented below has been revised to reflect the Company’s restatement related to lease accounting, discussed in Note 1 to the Financial Statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Financial Statements and notes thereto.

	Fiscal Year
	2004	2003	2002	2001	2000
(In thousands, except per share and square foot data)		(restated) (1)		(restated) (1)	(restated) (1)
Income Statement Data:
Merchandise revenue	$440,596	$404,977	$395,548	$379,322	$370,512
Rental video revenue	101,420	103,341	99,846	92,326	87,691

Total revenues	542,016	508,318	495,394	471,648	458,203
Merchandise cost of revenue	319,107	297,523	292,888	280,054	280,459
Rental video cost of revenue	39,791	39,259	41,652	41,504	38,022

Total cost of revenues	358,898	336,782	334,540	321,558	318,481
Gross profit	183,118	171,536	160,854	150,090	139,722
Selling, general and administrative expenses (2) (3)	171,293	162,616	158,025	144,223	149,205
Pre-opening expenses	409	277	479	182	33

Operating income (loss)	11,416	8,643	2,350	5,685	(9,516)
Interest expense	(1,918)	(2,048)	(1,987)	(2,090)	(3,485)
Interest income (4)	—	—	1,291	—	—
Other, net	293	324	237	252	197

Income (loss) before income taxes	9,791	6,919	1,891	3,847	(12,804)
Income tax expense (benefit) (5)	3,982	(1,358)	—	(66)	1,942

Net income (loss)	$5,809	$8,277	$1,891	$3,913	$(14,746)

Basic income (loss) per share	$0.51	$0.73	$0.17	$0.33	$(1.27)

Diluted income (loss) per share	$0.49	$0.72	$0.16	$0.33	$(1.27)

Weighted-average common shares outstanding – basic	11,411	11,327	11,343	11,742	11,645

Weighted-average common shares outstanding – diluted	11,942	11,483	11,779	11,898	11,645

Other Data:
Depreciation (6)	$41,917	$38,675	$40,223	$35,613	$33,501
Capital expenditures (7)	$59,871	$53,456	$64,664	$46,495	$30,482

Store Data:
Total selling square footage at end of period	3,039,582	2,915,884	2,846,955	2,727,446	2,759,735
Comparable-store revenues increase (8)	5.0%	1.9%	5.0%	4.7%	0.1%

	January 31,
	2005	2004	2003	2002	2001
		(restated) (1)	(restated) (1)	(restated) (1)	(restated) (1)
Balance Sheet Data:
Working capital (9)	$50,749	$36,591	$49,837	$48,836	$45,438
Total assets	254,116	234,560	235,027	227,355	211,142
Total long-term debt, including current maturities on capital lease obligations	39,846	29,844	46,712	33,432	29,610
Total shareholders’ equity	$89,774	$83,946	$75,583	$73,770	$72,321

(1)	In fiscal 2004, like many other retailers, the Company restated its financial statements as the result of clarification from the office of the Chief Accountant of the Securities and Exchange Commission regarding certain lease accounting matters and their application under generally accepted accounting principles. These restatements primarily affected depreciation expense, rent expense, net income, and equity. Fiscal 2001 and 2000 earnings per diluted share decreased $0.01 and $0.02, respectively. See Note 1 of the accompanying financial statements for additional information.

(2)	We recorded pre-tax charges of $2.6 million in fiscal 2002 related to the settlement of shareholder class action lawsuits. These charges reduced net income by $2.6 million or approximately $0.22 per diluted share.

(3)	In fiscal 2000, we recorded $2.7 million in accounting and legal fees associated with the restatement of the first three quarters of fiscal 1999 and the prior four fiscal years. As a result of these fees, fiscal year 2000 net losses were increased by $2.7 million, or $0.23 per diluted share.

(4)	We recorded interest income of approximately $1.3 million in the second quarter of fiscal 2002 as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. As a result, net income was increased by approximately $0.11 per diluted share.

(5)	The results for fiscal year 2003 reflect an income tax benefit of approximately $1.4 million, or $0.12 per diluted share, primarily due to the reversal of a valuation allowance of approximately $4.4 million previously applied against our deferred tax assets. Based on our past three fiscal years of profitability and our projections of future taxable income, we believe that a valuation allowance is no longer required as of January 31, 2004 as the realization of our deferred tax assets is now considered more likely than not.

(6)	Includes amounts associated with our rental video cost amortization.

(7)	Includes procurement of rental video assets.

(8)	Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

(9)	Working capital is calculated as total current assets less total current liabilities.

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

Amortization and Salvage Value of Rental Video. Certain events mentioned in this Annual Report on Form 10-K and others, including a downturn in the rental video industry as a whole or in the markets within which we operate our superstores, further consolidation of rental video retailers, a substantial change in customer demand and a change in the mix of rental video revenues, could affect the salvage value we have assigned to our rental video assets. The effect could result in a material reduction of the carrying value of our rental video assets and have a material impact on the financial results of an annual or interim period. In particular, the growth of the DVD market and the shift of consumer purchases from VHS (videocassettes) to DVD could result in a decrease in the salvage value of rental videos. At some point during the rental cycle, a VHS item, as with DVD and games, is available for purchase by a customer as a previously viewed tape (“PVT”). With the shift in consumer interest from VHS to DVD, we have experienced a significant reduction in the revenues generated by VHS, see “Fiscal 2004 Compared to Fiscal 2003” and “Fiscal 2003 Compared to Fiscal 2002” in this section. In order to reduce exposure to a declining product category, we monitor closely the recovery value received as well as the on hand levels of our PVT. In addition, we are implementing an electronic pull criteria that will better identify when a tape should be made available as PVT in order to maximize recovery value. Our current experience is that the amount received for a previously viewed tape is higher than our estimated salvage value of that item in our rental inventory. Based in part on this factor and sales of previously viewed tapes, we believe our estimate of salvage value is appropriate, however, if future demand or market conditions are less favorable than management projections, inventory adjustments, including possible changes to rental video asset cost amortization methods or salvage values, may be required.

Overview

Hastings Entertainment is a leading multimedia entertainment retailer that sells, trades, and rents various home entertainment products, including books, music, software, periodicals, new and used DVDs, video games and videocassettes, video game consoles and DVD players through its entertainment superstores and its Internet Web site. As of January 31, 2005, we operated 152 superstores averaging approximately 20,000 square feet in small- to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. Each of the superstores is wholly owned by us and operates under the name of Hastings.

Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding and remodeling existing superstores, opening new superstores in selected markets, and offering our products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2005 is referred to as fiscal 2004.

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

Rental Asset Depreciation. We have a series of direct revenue-sharing agreements with major studios and we anticipate that our future involvement in revenue-sharing agreements will be similar to that of fiscal year 2004. Revenue sharing allows us to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. We then share with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased access to additional copies of new releases under revenue-sharing agreements allows customer demand for new releases to be satisfied over the shorter period of time when the new releases are most popular. Under the terms of the specific contracts with supplying studios, we expense revenue-sharing payments through rental video cost of revenue, as revenues are recognized. The capitalized cost of all rental video assets acquired for a fixed price is being amortized on an accelerated basis over six months to a salvage value of

$4 per unit, except for rental video assets purchased for the initial stock of a new superstore, which are being amortized on a straight line basis over 36 months to a salvage value of $4. Rental video assets purchased for less than $4 are not amortized.

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

Results of Operations

Lease Accounting. In February 2005, the Securities and Exchange Commission clarified certain lease accounting matters and their application under generally accepted accounting principles. The SEC specifically addressed the depreciable life of leasehold improvements, rent holidays, and landlord-tenant incentives. The Company reviewed its accounting practices with respect to rent holidays and amortization of leasehold improvements. As a result of this review, the Company determined that certain of its lease accounting practices were not in accordance with the views expressed by the SEC.

Historically, the Company has recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when rent payments began. Rent payments typically began on the store opening date, which had the effect of excluding the build-out period (or rent holiday period) from the calculation of the rent period. Additionally, the Company had amortized certain leasehold improvements over a period longer than allowed by the SEC’s interpretation of related accounting guidance.

To correct such errors, the Company has restated its financial statements for certain quarterly and annual periods in fiscal 2004, 2003, and 2002. Such adjustments resulted in increases in net income per diluted share of $0.05 and $0.04 for fiscal years 2004 and 2003, respectively, and beginning shareholders’ equity in fiscal 2002 was reduced by $3.6 million. The restatement has no impact on historic or future cash flows or the timing of lease payments.

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of period for the three most recent fiscal years.

	Fiscal Year
	2004	2003	2002
		(restated)
Merchandise revenue	81.3%	79.7%	79.8%
Rental video revenue	18.7	20.3	20.2

Total revenues	100.0	100.0	100.0

Merchandise cost of revenue	72.4	73.5	74.0
Rental video cost of revenue	39.2	38.0	41.7

Total cost of revenues	66.2	66.2	67.5

Gross profit	33.8	33.8	32.5

Selling, general and administrative expenses	31.6	32.0	31.9
Pre-opening expenses	0.1	0.1	0.1

	31.7	32.1	32.0

Operating income	2.1	1.7	0.5

Other income (expense):
Interest expense	(0.4)	(0.4)	(0.4)
Interest income	—	—	0.3
Other, net	0.1	0.1	0.0

	Fiscal Year
	2004	2003	2002
		(restated)
	(0.3)	(0.3)	(0.1)

Income before income taxes	1.8	1.4	0.4
Income tax expense (benefit)	0.7	(0.2)	—

Net income	1.1%	1.6%	0.4%

	Fiscal Year
	2004	2003	2002
Hastings Superstores:
Beginning number of stores	148	146	142
Openings	5	5	7
Closings	(1)	(3)	(3)

Ending number of stores	152	148	146

Fiscal 2004 Compared to Fiscal 2003

Revenues. Total revenues for fiscal 2004 increased $33.7 million, or 6.6%, to $542.0 million compared to $508.3 million for the same period in the prior year, resulting principally from an increase of 5.0% in comparable-store revenues (“Comps”). The following is a summary of our revenue results (dollars in thousands):

	Fiscal Year Ended January 31,
	2005		2004		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$440,596	81.3%	$404,977	79.7%	$35,619	8.8%
Rental revenue	101,420	18.7%	103,341	20.3%	(1,921)	-1.9%

Total revenues	$542,016	100.0%	$508,318	100.0%	$33,698	6.6%

Comparable-store revenues:
Merchandise	7.5%
Rental	-4.5%
Total	5.0%

The higher merchandise Comps were primarily the result of changes in the following major categories:

	Fiscal Year Ended January 31,
	2005	2004
Music	1.8%	-7.5%
Books	1.5%	0.7%
Video for sale	15.4%	17.7%
Video games	29.6%	34.4%
Sidelines	9.8%	5.2%

Our video Comp increase, including the rental and sell-through revenues from all video and video game products, was 7.9% for the fiscal year ended January 31, 2005.

Gross Profit. For the fiscal year 2004, total gross profit dollars increased approximately $11.6 million, or 6.8%, to $183.1 million from $171.5 million for the same period last year, primarily as a result of higher revenues. As a percentage of total revenues, gross profit was 33.8% for the fiscal year ended January 31, 2005, the same as the prior year. Gross profit from merchandise sales increased 1.1% from 26.5% in fiscal 2003 to 27.6% for fiscal 2004.

Increased merchandise gross profit resulted from greater margin improvements occurring in each product department, particularly our books and music departments, partially offset by approximately $2.1 million in incremental costs related to the conversion of our warehouse management system and $2.1 million in decreased favorable vendor settlements. The increase in merchandise gross profit was offset by declining gross profit from rental sales, which dropped 1.2% from 62.0% in fiscal 2003 to 60.8% in fiscal 2004, which primarily results from lower rental sales.

Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $8.7 million to $171.3 million for the full fiscal year compared to $162.6 million in the prior year, due primarily to higher human resource and occupancy costs associated with the operation of a greater number of new, expanded and relocated superstores. As a percentage of total revenues, SG&A decreased to 31.6% for the fiscal year ended January 31, 2005 compared to 32.0% for prior year.

Interest Expense. For fiscal 2004, when compared to fiscal 2003, interest expense remained constant at 0.4% of total revenues.

Income Taxes. For fiscal 2004, the Company recorded income tax expense of approximately $4.0 million, using an effective tax rate of 40.9% applied against income from operations. In the prior fiscal year, the Company reversed a valuation allowance of $4.4 million associated with a deferred tax asset resulting in a net income tax benefit of $1.4 million.

Fiscal 2003 Compared to Fiscal 2002

Revenues. Total revenues for fiscal 2003 increased $12.9 million, or 2.6%, to $508.3 million compared to $495.4 million for the same period in the prior year, resulting principally from an increase of 1.9% in comparable-store revenues (“Comps”). The following is a summary of our revenue results (dollars in thousands):

	Fiscal Year Ended January 31,
	2004		2003		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$404,977	79.7%	$395,548	79.8%	$9,429	2.4%
Rental revenue	103,341	20.3%	99,846	20.2%	3,495	3.5%

Total revenues	$508,318	100.0%	$495,394	100.0%	$12,924	2.6%

Comparable-store revenues:
Merchandise	1.7%
Rental	2.7%
Total	1.9%

The higher merchandise Comps were primarily the result of changes in the following major categories:

	Fiscal Year Ended January 31,
	2004	2003
Music	-7.5%	-6.3%
Books	0.7%	3.6%
Video for sale	17.7%	20.5%
Video games	34.4%	97.8%
Sidelines	5.2%	11.0%

Our video Comp increase, including the rental and sell-through revenues from all video and video game products, was 11.9% for the fiscal year ended January 31, 2004.

Gross Profit. For the fiscal year 2003, total gross profit dollars increased approximately $10.6 million, or 6.6%, to $171.5 million from $160.9 million for the same period last year, primarily as a result of higher revenues. As a percentage of total revenues, gross profit increased to 33.8% for the fiscal year ended January 31, 2004, compared to 32.5% for the prior year. This increase was due to an increase of 0.5% in merchandise gross profit percentage and an increase of 3.7% in rental sales gross profit percentage, which primarily results from better revenue sharing contract terms.

Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $4.6 million to $162.6 million for the full fiscal year compared to $158.0 million in the prior year, primarily due to an increase in advertising costs of $4.4 million due to the adoption of EITF 02-16 which requires the classification of certain consideration received from vendors as reductions of the cost of products purchased from such vendors as opposed to reducing SG&A expense. As a percentage of total revenues, SG&A increased to 32.0% for the fiscal year ended January 31, 2004 compared to 31.9% for prior year.

Interest Expense. For fiscal 2003, when compared to fiscal 2002, interest expense remained constant at 0.4% of total revenues.

Income Taxes. The results for fiscal year 2003 reflect an income tax benefit of approximately $1.4 million, or $0.12 per diluted share, primarily due to the reversal of a valuation allowance of approximately $4.4 million previously applied against our deferred tax assets. Based on our past three fiscal years of profitability and our belief that existing and projected levels of pre-tax income are sufficient to generate the minimum amount of future taxable income necessary to realize the deferred tax asset, we believe that the realization of our deferred tax asset is now considered more likely than not and a valuation allowance is no longer required as of January 31, 2004.

Liquidity and Capital Resources

We generate cash from operations exclusively from the sale of merchandise and the rental of video products and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental videos, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our amended revolving credit facility. We believe our cash flow from operations and borrowings under our amended revolving credit facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2005.

Historically we have experienced an increase in our debt level during the third quarter of our fiscal year. For third quarter of fiscal 2005, we are projecting our debt level to increase to approximately $49.0 million to $54.0 million. However, we expect this balance to reduce to approximately $15.0 million to $20.0 million in the fourth quarter due to a higher level of repayments following the holiday selling season. At January 31, 2005, total outstanding debt (including capital lease obligations) was $39.8 million.

Consolidated Cash Flows

Operating Activities. Net cash flows from operating activities decreased $20.5 million, or 28.1%, to $52.5 million in fiscal 2004 from $73.0 million in fiscal 2003. In addition to a decrease in net income of approximately $2.5 million, inventory increased approximately $7.6 million in fiscal 2004 compared to a decrease of approximately $14.3 million in fiscal 2003. Thus, the change in inventory primarily accounts for the decrease in cash provided by operating activities from fiscal 2003 to fiscal 2004. The increase in merchandise inventory is primarily the result of additional required stock due to additional selling square footage in 2004 over 2003 as the result of opening five new stores.

Investing Activities. Net cash used in investing activities increased $6.4 million, or 12.0%, from $53.5 million in fiscal 2003 to $59.9 million in fiscal 2004. This increase was primarily the result of purchasing additional rental inventory stock for our new stores.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure“). For fiscal 2004, cash provided by financing activities was $9.8 million compared to cash used in financing activities of $16.9 million for fiscal 2003, resulting from net borrowings on our revolving credit facility during fiscal 2004 of approximately $10.2 million compared to net repayments for fiscal 2003 of approximately $16.7 million.

On September 18, 2001 we announced a stock repurchase program of up to $5.0 million of our common stock. During fiscal 2004, we purchased a total of 140,600 shares at a cost of $0.9 million, or approximately $6.40 per share. There were no purchases of treasury shares during the fourth quarter of fiscal 2004. As of January 31, 2005, a total of 937,023 shares had been purchased at a cost of approximately $4.7 million, for an average cost of $4.99 per share. The company announced an additional stock repurchase program on April 4, 2005, of up to $2.5 million of our common stock.

Capital Structure. On December 9, 2003, we executed an amendment to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all the assets of the company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility matures on August 29, 2007. At January 31, 2005, we had $21.6 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. At January 31, 2005 and 2004, respectively, we had borrowings outstanding of $39.2 million and $29.0 million under the Facility. The average rate of interest being charged under the Facility for fiscal years ending January 31, 2005 and 2004 was 3.8%.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2005 was approximately $1.1 million, which reduces the excess availability under the Facility.

From time to time, we enter into interest rate swap agreements with financial institutions in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. Our most recent interest rate swap agreement expired October 1, 2004, and was accounted for as a hedging instrument. No interest rate swaps existed at January 31, 2005.

At January 31, 2005, our minimum lease commitments for fiscal 2005 were approximately $24.2 million. The present value of total existing minimum operating lease commitments for fiscal years 2006 through 2024 discounted at 9.0% was approximately $90.7 million as of January 31, 2005.

Contractual Obligations and Off-Balance Sheet Arrangements. Current accounting standards require us to disclose our material obligations and commitments to make future payments under contracts, such as debt and lease agreements. We disclose our contractual long-term debt repayment and the principal portion of capital lease obligations in Note 6 and our current and future operating and capital lease payments in Note 7 to the consolidated financial statements. In the ordinary course of business, we routinely enter into commitments for various aspects of our operations, such as warehouse and office equipment. However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of January 31, 2005, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.

 The following summarizes our contractual obligations at January 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-term debt	$39,232	$—	$39,232	$—	$—
Operating leases	157,132	24,203	43,361	32,142	57,426
Capital leases (1)	689	283	336	70	—
Revenue sharing (2)	784	784	—	—	—

Total	$197,837	$25,270	$82,929	$32,212	$57,426

(1)	Includes both principal and interest.

(2)	As of January 31, 2005 we were a party to revenue-sharing arrangements with various studios. These agreements include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to non-revenue sharing purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included amounts owed and an estimate of our contractual obligation under these agreements for performance guarantees and minimum purchase requirements for the period in which they can reasonably be estimated, which is approximately two months in the future. Although these contracts may extend beyond the estimated two-month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues recorded during fiscal 2004.

Seasonality and Inflation

Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

Fiscal year 2004:	Quarter
	First	Second	Third	Fourth
	(restated)	(restated)	(restated)
Total revenues	$126,937	$122,412	$119,579	$173,088
Operating income (loss)	3,476	1,318	(2,112)	8,734
% of full year:
Total revenues	23.4%	22.6%	22.1%	31.9%
Operating income (loss)	30.4%	11.5%	(18.4)%	76.5%

Fiscal year 2003:	Quarter
	First	Second	Third	Fourth
	(restated)	(restated)	(restated)	(restated)
Total revenues	$116,837	$115,397	$112,843	$163,241
Operating income (loss)	(422)	843	(3,122)	11,344
% of full year:
Total revenues	23.0%	22.7%	22.2%	32.1%
Operating income (loss)	(4.9)%	9.7%	(36.1)%	131.3%

See Footnote 14 to the Consolidated Financial Statements for additional information.

We do not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 44. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the provisions of SFAS 151 and does not anticipate that adoption will have an impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. The statement will be effective for public companies no later than the beginning of the first fiscal year commencing after June 15, 2005, which for the Company is the beginning of fiscal 2006. The Company is currently evaluating the effect that SFAS 123R will have on its consolidated balance sheets and its statements of shareholders’ equity and cash flows. The Company believes the adoption of SFAS 123R in the future will not have a materially different impact on results of operations than what the Company has disclosed in its proforma footnote disclosures regarding stock compensation assuming expense recognition provisions of FAS 123 had been adopted. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized for such excess tax deductions for the years ended January 31, 2005, 2004, and 2003 was not material.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders’ base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2005 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HASTINGS ENTERTAINMENT, INC.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Page

Independent Registered Public Accounting Firm’s Report	28

Consolidated Balance Sheets as of January 31, 2005 and 2004	29

Consolidated Statements of Operations for the years ended January 31, 2005, 2004 and 2003	30

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2005, 2004 and 2003	31

Consolidated Statements of Cash Flows for years ended January 31, 2005, 2004 and 2003	32

Notes to Consolidated Financial Statements	33

Schedule

Financial Statement Schedule — The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.	52

Report of Independent Registered Public Accounting Firm

The Board of Directors
Hastings Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. and subsidiaries as of January 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. and subsidiaries at January 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company corrected its policies for accounting for leases and amortization of leasehold improvements. The prior periods presented have been restated for this correction. Additionally, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted Emerging Issues Task Force No. 02-16, “Accounting of a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

/s/ Ernst & Young LLP

Fort Worth, Texas
March 31, 2005

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
January 31, 2005 and 2004
(In thousands, except share data)

	January 31,
	2005	2004
		(restated)
Assets
Current assets
Cash and cash equivalents	$9,543	$7,124
Merchandise inventories	153,554	138,552
Deferred income taxes	3,198	1,779
Prepaid expenses and other current assets	6,945	7,096

Total current assets	173,240	154,551
Property and equipment, net	80,010	76,037
Deferred income taxes	308	3,154
Intangible assets, net	542	630
Other assets	16	188

	$254,116	$234,560

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities on capital lease obligations	$243	$221
Trade accounts payable	86,082	82,072
Accrued expenses and other current liabilities	36,166	35,667

Total current liabilities	122,491	117,960
Long-term debt, excluding current maturities on capital lease obligations	39,603	29,623
Other liabilities	2,248	3,031

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized;	119	119
11,944,544 shares in fiscal 2004 and 2003 issued;
11,455,569 in fiscal 2004 and
11,363,612 shares in fiscal 2003, outstanding
Additional paid-in capital	36,382	36,598
Retained earnings	55,771	49,962
Treasury stock, at cost	(2,498)	(2,733)

	89,774	83,946

	$254,116	$234,560

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
Years Ended January 31, 2005, 2004 and 2003
(In thousands, except per share data)

	Fiscal Year
	2004	2003	2002
		(restated)
Merchandise revenue	$440,596	$404,977	$395,548
Rental video revenue	101,420	103,341	99,846

Total revenues	542,016	508,318	495,394

Merchandise cost of revenue	319,107	297,523	292,888
Rental video cost of revenue	39,791	39,259	41,652

Total cost of revenues	358,898	336,782	334,540

Gross profit	183,118	171,536	160,854

Selling, general and administrative expenses	171,293	162,616	158,025
Pre-opening expenses	409	277	479

Operating income	11,416	8,643	2,350

Other income (expense):
Interest income	—	—	1,291
Interest expense	(1,918)	(2,048)	(1,987)
Other, net	293	324	237

Income before income taxes	9,791	6,919	1,891

Income tax expense (benefit)	3,982	(1,358)	—

Net income	$5,809	$8,277	$1,891

Basic income per share	$0.51	$0.73	$0.17

Diluted income per share	$0.49	$0.72	$0.16

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Shareholders’ Equity
Years ended January 31, 2005, 2004 and 2003
(In thousands, except share data)

			Additional				Total
	Common Stock		Paid-in	Retained	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Shares	Amount	Equity
Balances at January 31, 2002 (restated)	11,918,035	119	36,850	39,794	614,013	(2,993)	73,770
Issuance of stock to directors	26,509	—	87	—	(11,775)	58	145
Purchase of treasury stock	—	—	—	—	104,923	(521)	(521)
Exercise of stock options		—	(188)	—	(99,090)	485	297
Net income	—	—	—	1,891	—	—	1,891

Balances at January 31, 2003 (restated)	11,944,544	119	36,749	41,685	608,071	(2,971)	75,582
Issuance of stock to directors	—	—	(28)	—	(25,002)	118	90
Purchase of treasury stock	—	—	—	—	73,000	(235)	(235)
Exercise of stock options	—	—	(123)	—	(75,137)	355	232
Net income	—	—	—	8,277	—	—	8,277

Balances at January 31, 2004 (restated)	11,944,544	119	36,598	49,962	580,932	(2,733)	83,946
Issuance of stock to directors	—	—	25	—	(7,344)	35	60
Purchase of treasury stock	—	—	—	—	140,600	(904)	(904)
Exercise of stock options	—	—	(241)		(225,213)	1,104	863
Net income	—	—	—	5,809	—	—	5,809

Balances at January 31, 2005	11,944,544	119	36,382	55,771	488,975	(2,498)	89,774

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
Years ended January 31, 2005, 2004 and 2003
(In thousands)

	Fiscal Year
	2004	2003	2002
		(restated)
Cash flows from operating activities:
Net income	$5,809	$8,277	$1,891
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	22,842	21,006	22,673
Property and equipment depreciation expense	19,075	17,669	17,550
Amortization expense	88	87	68
Loss on rental videos lost, stolen and defective	5,774	4,948	5,711
Loss on disposal of property and equipment, excluding rental videos	835	929	1,307
Deferred income taxes	1,427	(1,724)	316
Non-cash compensation	60	90	127
Changes in operating assets and liabilities:
Merchandise inventories	(7,630)	14,259	5,820
Other current assets	151	(616)	(638)
Trade accounts payable	4,010	6,360	(7,706)
Accrued expenses and other liabilities	665	2,087	7,379
Other assets and liabilities, net	(611)	(368)	(2,782)

Net cash provided by operating activities	52,495	73,004	51,716

Cash flows from investing activities:
Purchases of rental video	(35,142)	(31,363)	(37,695)
Purchase of property, equipment and improvements	(24,729)	(22,093)	(26,969)

Net cash used in investing activities	(59,871)	(53,456)	(64,664)

Cash flows from financing activities:
Borrowings under revolving credit facility	574,643	510,459	542,241
Repayments under revolving credit facility	(564,422)	(527,132)	(528,791)
Payments under long-term debt and capital lease obligations	(219)	(195)	(168)
Purchase of treasury stock	(904)	(235)	(521)
Proceeds from exercise of stock options	697	232	315

Net cash provided by (used in) financing activities	9,795	(16,871)	13,076

Net increase in cash	2,419	2,677	128
Cash at beginning of year	7,124	4,447	4,319

Cash at end of year	$9,543	$7,124	$4,447

See accompanying notes to consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except share data or unless otherwise noted)

(1)	Operations and Summary of Significant Accounting Policies

(a)	General

Hastings Entertainment, Inc. and subsidiaries operates a chain of retail superstores in 20 states, primarily in the Western and Midwestern United States. Revenues are generated from the sale of new software, periodicals, and accessory products, as well as new and used books, music, DVDs, video games and videocassettes. In addition, our revenues include the rental of DVDs, video games and videocassettes.

(b)	Basis of Consolidation

The consolidated financial statements present the results of Hastings Entertainment, Inc. and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c)	Basis of Presentation

Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

Our fiscal years ended January 31, 2005, 2004 and 2003 are referred to as fiscal 2004, 2003 and 2002, respectively.

(d)	Restatement of Prior Financial Information

On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants expressing its views regarding certain operating lease accounting issues and their application under generally accepted accounting principles (“GAAP”). In light of this letter, the Company’s management initiated a review of its lease-related accounting and determined that its historical method of accounting for rent holidays and leasehold improvements, as more fully described below, was not in accordance with GAAP. As a result, the Company restated its previously filed Consolidated Financial Statements for the years ended January 31, 2004 and January 31, 2003. The Company also restated its quarterly financial information for Fiscal 2003 and the first three quarters of Fiscal 2004, as shown in Note 14 of the Consolidated Financial Statements. The restatement also affects periods prior to Fiscal 2002. The impact of the restatement on prior periods has been reflected as a cumulative adjustment of $3.6 million to decrease retained earnings as of February 1, 2002 in the Consolidated Statement of Shareholders’ Equity.

Historically, the Company has recorded rent expense on a straight-line basis over the initial non-cancelable lease term, with the term commencing when rent payments began. Rent payments typically began on the store opening date, which had the effect of excluding the build-out period (or rent holiday period) from the calculation of the rent period. Additionally, the Company had amortized certain leasehold improvements over a period longer than allowed by the SEC’s interpretation of related accounting guidance.

The Company did not amend its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement. Accordingly, the financial statements and related financial information contained in such reports should no longer be relied upon. All referenced amounts for prior periods in this Annual Report on Form 10-K are presented on a restated basis.

The following is a summary of the effects of the restatement adjustments on our Consolidated Statement of Operations. Net income for fiscal 2002 was not restated as impact of such issues was immaterial.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except share data or unless otherwise noted)

	Consolidated Statements of Operations
	As Previously
	Reported	Adjustments	As Restated
Fiscal year ended January 31, 2004
Income before income taxes	$6,062	$857	$6,919
Net income	7,750	527	8,277
Diluted income per share	0.68	0.04	0.72

(e)	Cash and Cash Equivalents

The Company considers all credit card receivables of $1.0 million and $2.1 million for fiscal 2004 and 2003, respectively, from MasterCard, Visa, Discover, and American Express, and all highly liquid investments with an original maturity date of three months or less to be cash equivalents.

(f)	Revenue Recognition

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

(g)	Merchandise Inventories

Merchandise inventories are recorded at the lower of cost, which approximates the first-in, first-out (FIFO method), or market. Amounts are presented net of the allowance for shrinkage and obsolescence. Shipping and handling costs related to inventory procurement are included in cost of revenues.

(h)	Property and Equipment

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

The majority of rental videos are converted to merchandise inventory and sold through our retail locations as previously viewed tapes. Such revenues and related cost of revenues are included in merchandise revenue and cost of revenues. During fiscal 2004, 2003, and 2002, $7.4 million, $4.4 million, and $3.5 million, respectively, were transferred from rental videos to merchandise inventory at the lower of cost or market.

Expenditures for maintenance, repairs and renewals that do not materially prolong the original useful lives of assets are charged to expense as incurred.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except share data or unless otherwise noted)

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

The carrying amount of long-term debt approximates fair value as of January 31, 2005 and 2004 due to the instruments bearing interest at variable market rates. The carrying amount of accounts payable approximates fair value because of its short maturity period.

From time to time, we enter into interest rate swap agreements with financial institutions in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. Our most recent interest rate swap agreement expired October 1, 2004, and was accounted for as a hedging instrument. No interest rate swaps exist at January 31, 2005.

(j)	Stock Option Plans

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

	Fiscal Year
	2004	2003	2002
		(restated)
Net income, as reported	$5,809	$8,277	$1,891
Add: Stock-based compensation included in reported net income, net of tax	35	55	127
Less: Stock-based compensation expense determined under fair value based method, net of tax	(687)	(369)	(505)

Proforma net income	$5,157	$7,963	$1,513

Income per share:
Basic, as reported	$0.51	$0.73	$0.17
Basic, proforma	$0.45	$0.70	$0.14
Diluted, as reported	$0.49	$0.72	$0.16
Diluted, proforma	$0.44	$0.70	$0.13

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except share data or unless otherwise noted)

(k)	Advertising Costs

Advertising costs for newspaper, television and other media are expensed as incurred. Gross advertising expenses for the fiscal years 2004, 2003, and 2002 were $8.6 million, $9.8 million and $11.0 million, respectively.

We receive payments and credits from vendors pursuant to cooperative advertising programs and display allowances. During fiscal years 2004, 2003 and 2002, we received a total of approximately $6.6 million, $6.8 million and $8.3 million, respectively for such payments and credits. During fiscal 2003, we began recording certain of these payments and allowances as a reduction of merchandise inventory and the cost of rental videos in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which was adopted during fiscal 2003. As a result of adoption, selling, general and administrative expenses increased approximately $4.4 million, total cost of revenues decreased by $2.2 million and net income for fiscal 2003 decreased by approximately $1.4 million, or $0.12 per diluted share, net of tax.

(l)	Pre-opening Costs

Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a superstore’s opening and are expensed as incurred.

(m)	Income Per Share

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

(o)	Impact of Recently Issued Accounting Standards

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment of Accounting Research Bulletin No. 43, Chapter 44. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The statement will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company has evaluated the provisions of SFAS 151 and does not anticipate that adoption will have an impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except share data or unless otherwise noted)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. The statement will be effective for public companies no later than the beginning of the first fiscal year commencing after June 15, 2005, which for the Company is the beginning of fiscal 2006. The Company is currently evaluating the effect that SFAS 123R will have on its consolidated balance sheets and its statements of shareholders’ equity and cash flows. The Company believes the adoption of SFAS 123R in the future will not have a materially different impact on results of operations than what the Company has disclosed in its proforma footnote disclosures regarding stock compensation assuming expense recognition provisions of FAS 123 had been adopted. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized for such excess tax deductions for the years ended January 31, 2005, 2004, and 2003 was not material.

(2)	Merchandise Inventories

Merchandise inventories consisted of the following:

	January 31,
	2005	2004
Books	$58,898	$57,272
Music	42,642	38,683
Videos	38,714	32,175
Other	16,016	13,607

	156,270	141,737
Less allowance for inventory shrinkage and obsolescence	2,716	3,185

	$153,554	$138,552

During fiscal 2004 and 2003, we purchased approximately 22% and 23%, respectively, of all products (defined herein as merchandise inventories and rental videos) from three suppliers.

(3)	Property and Equipment

Property and equipment consists of the following:

	January 31,
	2005	2004
		(restated)
Rental videos	$52,854	$60,550
Furniture, equipment and software	122,408	108,621
Leasehold improvements	59,405	56,044
Buildings and land	258	258
Work in progress	5,275	3,070
Property under capital leases	2,126	2,126

	242,326	230,669
Less accumulated depreciation and amortization	162,316	154,632

	$80,010	$76,037

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except share data or unless otherwise noted)

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	January 31,
	2005	2004
		(restated)
Allowance for cost of inventory returns	$2,057	$3,658
Deferred gift card revenue	13,022	11,611
Salaries, vacation, bonus and benefits	6,655	7,397
Short term lease obligations	4,091	4,039
Sales taxes payable	2,059	1,996
Federal income tax payable	2,281	214
Other accrued expenses	6,001	6,752

Total	$36,166	$35,667

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

In the ordinary course of business, we accrue estimated amounts for settlements with certain vendors related to disputed merchandise purchases and returns. Because the ultimate settlement amount requires estimates, it is reasonably possible that our estimate of the ultimate settlement with our suppliers may change in the near term. During fiscal 2004 and 2003, we reduced merchandise cost of revenues by approximately $2.1 million and $4.2 million, respectively, related to favorable differences between actual settlements with vendors as compared to amounts accrued. Approximately $0.9 million of the fiscal 2004 reduction in cost of revenues was recorded in the fourth quarter.

(5)	Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at January 31, 2005 and 2004 include accruals for the net present value of future minimum lease payments, net of estimated sublease income, and other costs attributable to closed or relocated stores. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statement of operations.

Charges related to superstore closings in fiscal 2004 and 2003 were not significant.

Charges related to superstore closings in fiscal 2002 amounted to approximately $2.4 million, including $1.2 million in accruals for the net present value of minimum lease payments and $1.3 million for the write-off of leasehold improvements and other assets.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

Offsetting these fiscal 2002 charges were changes in estimates in the store closing reserve of approximately $2.0 million, primarily as a result of sublease activities for certain closed and relocated superstores.

The following table provides a rollforward of reserves that were established for these charges for fiscal 2004, 2003 and 2002:

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2002	$5,919	$13	$5,932
Additions to provision	1,197	217	1,414
Changes in estimates	(1,930)	—	(1,930)
Cash outlay, net	(2,228)	(230)	(2,458)

Balance at January 31, 2003	2,958	—	2,958

Additions to provision	240	150	390
Changes in estimates	(5)	—	(5)
Cash outlay, net	(1,178)	(137)	(1,315)

Balance at January 31, 2004	2,015	13	2,028

Additions to provision	143	—	143
Changes in estimates	(94)	79	(15)
Cash outlay, net	(781)	(92)	(873)

Balance at January 31, 2005	$1,283	$—	$1,283

As of January 31, 2005, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

(6)	Long-term Debt

Long-term debt and capitalized lease obligations consisted of the following:

	January 31,
	2005	2004
Revolving credit facility	$39,232	$29,011
Capitalized lease obligations	614	833

	39,846	29,844
Less current maturities	243	221

	$39,603	$29,623

On December 9, 2003, we executed an amendment to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the company and our subsidiaries and is guaranteed by each of our three consolidated subsidiaries. The Facility matures on August 29, 2007. At January 31, 2005, we had $21.6 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest being charged under the Facility for fiscal years ending January 31, 2005 and 2004 was 3.8%.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2005 was approximately $1.1 million and reduces the excess availability of the Facility.

The capitalized lease obligations represent two leases on certain retail space with initial terms of 15 years.

The aggregate maturities of long-term debt and capitalized lease obligations for years subsequent to fiscal 2004 are as follows:

2005	$243
2006	195
2007	39,341
2008	67
2009	—
Thereafter	—

$39,846

(7)	Leases

We lease retail space under operating leases with terms ranging from three to 15 years, with certain leases containing renewal options. Lease agreements generally provide for minimum rentals. Some leases also include additional contingent rental amounts based upon specified percentages of sales above predetermined levels. Rental expense for operating leases is comprised of the following:

	Fiscal Year
	2004	2003	2002
Minimum rentals	$20,962	$19,595	$18,007
Contingent rentals	648	855	1,434
Less sublease income	(87)	(81)	(52)

Rental expense	$21,523	$20,369	$19,389

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

Future minimum lease payments under non-cancelable operating leases and the present value of future minimum capital lease payments as of January 31, 2005 are:

	Capital	Operating
	leases	leases
2005	$283	$24,203
2006	216	22,845
2007	120	20,516
2008	70	17,823
2009	—	14,319
Thereafter	—	57,426

Total minimum lease payments	689	157,132
Less sublease income		2,757

Net minimum lease payments under operating leases		$154,375

Less amount representing imputed interest	75

Total obligations under capital leases	614
Less current principal maturities of capital lease obligations	243

Obligations under capital leases, excluding current maturities	$371

A director of the Company is a limited partner in various limited partnerships that lease land and improvements to us under certain lease agreements. During fiscal 2004, 2003 and 2002, we made lease payments of $0.5 million, $0.6 million and $0.5 million, respectively related to these lease agreements.

(8)	Income Taxes

Income tax expense (benefit) is comprised of the following:

	Fiscal Year
	2004	2003	2002
		(restated)
Current federal	$1,970	$14	$(287)
Current state and local	586	352	(29)
Deferred federal	1,229	(1,581)	287
Deferred state and local	197	(143)	29

	$3,982	$(1,358)	$—

The difference between expected federal income tax expense (benefit) (computed by applying the statutory rate of 35% to income before income taxes) and actual income tax expense (benefit) is as follows:

	Fiscal Year
		2003
	2004	(restated)	2002
Computed “expected” income tax expense	$3,427	$2,422	$643
State and local income taxes, net of federal income tax effect	509	533	66
Other	46	123	—
Changes in valuation allowance	—	(4,436)	(709)

	$3,982	$(1,358)	$—

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	January 31,
	2005	2004
		(restated)
Deferred tax assets:
Gift cards	$938	$984
Abandoned leases	494	781
Deferred rent and lease incentives	1,947	1,940
Inventories	1,573	181
Net operating loss carryforward	—	1,749
Other	1,087	1,470

Total deferred tax assets	6,039	7,105

Deferred tax liabilities:
Property and equipment	(2,533)	(2,172)

Total deferred tax liabilities	(2,533)	(2,172)

Net deferred tax assets	$3,506	$4,933

As of January 31, 2004, we had available $4.5 million of net tax operating loss carryforwards for federal income tax purposes. Based on the changes in taxable temporary differences during fiscal year 2004, we realized the entire amount of this operating loss carryforward.

(9)	Income Per Share

The computations of basic and diluted income per share are as follows:

	Fiscal Year
	2004	2003	2002
		(restated)
Net income	$5,809	$8,277	$1,891

Average shares outstanding:
Basic	11,411	11,327	11,343
Effect of stock options	531	156	436

Diluted	11,942	11,483	11,779

Income per share:
Basic	$0.51	$0.73	$0.17

Diluted	$0.49	$0.72	$0.16

Options to purchase 523,556 shares of Common Stock at exercise prices ranging from $7.30 to $14.03 per share outstanding at January 31, 2005; 771,800 shares of Common Stock at exercise prices ranging from $3.95 per share to $14.03 per share outstanding at January 31, 2004; and 798,270 shares of Common Stock at exercise prices ranging from $6.595 per share to $14.03 per share outstanding at January 31, 2003, were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

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

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

on the last day of the plan quarter. Also included is a discretionary match based on specific criteria reviewed every fiscal six-month period by management and approved by the Board of Directors. This discretionary match is allocated solely to those employees who are participating in the plan and are employed on the last day of the six-month period.

Our Associate Stock Ownership Plan (ASOP) permits employees who have attained age 21 and completed one year of service and 1,000 hours in 12 consecutive months for part-time associates, to participate in the ASOP. Employer contributions are determined at the discretion of management. The Board of Directors has determined that the level of contributions will be made based on attaining operational profit goals as set by the Board of Directors. The contribution is based on a percentage of participants’ eligible compensation. Common shares held by the ASOP were 459,864, 385,252, and 318,084 at January 31, 2005, 2004, and 2003, respectively. Shares issued and held under the ASOP plan are included as outstanding shares for the purposes of calculating income per share.

Amounts expensed related to the 401k and ASOP Plans were $0.6 million, $1.5 million, and $0.6 million during fiscal 2004, 2003 and 2002, respectively.

11)	Shareholders’ Equity

We have six stock option plans: the 1991 and 1994 Stock Option Plans, the 1996 and 2002 Incentive Stock Plan and the 1996 and 2002 Outside Directors Plan (for non-employee directors). A total of 505,900 shares may be granted under each of the 1991 and 1994 Stock Option Plans, 632,375 shares may be granted under the 1996 Incentive Stock Plan, 500,000 shares may be granted under the 2002 Incentive Stock Plan, 101,180 shares may be granted under the 1996 Outside Directors Plan and 100,000 shares may be granted under the 2002 Outside Directors Plan. As of January 31, 2005, we had 398,454 options available for future issuances under stock option plans.

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

We also have a management stock purchase plan that authorizes the issuance of up to 227,655 shares of common stock, pursuant to agreements providing for the purchase of restricted stock units (RSU’s). The cost of each RSU is equal to 75% of the fair market value of the common stock of the Company on the date the RSU is awarded. During fiscal years 2004, 2003 and 2002, there were no RSU’s awarded under the Plan. Compensation expense is then recognized using the straight-line method over three years, which is the vesting period of the RSU’s. Under this methodology, we recorded approximately $18, $218 and $1,900 of compensation expense in fiscal year 2004, 2003 and 2002, respectively. As of January 31, 2005, 2004 and 2003, there were 0, 552 and 2,054 RSU’s outstanding under the plan, respectively.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

A summary of information with respect to all stock option plans is as follows:

		Weighted-average
		exercise
		price
	Options	(in dollars)
Outstanding at January 31, 2002	1,595,285	5.68
Granted	353,210	6.66
Exercised	(99,090)	3.47
Forfeited and expired	(94,066)	6.23

Outstanding at January 31, 2003	1,755,339	5.97
Granted	367,779	3.42
Exercised	(75,137)	3.12
Forfeited and expired	(130,529)	4.20

Outstanding at January 31, 2004	1,917,452	$5.71
Granted	310,493	6.03
Exercised	(225,213)	3.10
Forfeited and expired	(115,517)	4.92

Outstanding at January 31, 2005	1,887,215	$6.12

Options available for grant at January 31, 2005	398,454

At January 31, 2005, the options outstanding and options exercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

		Weighted-average	Weighted-average
		exercise price	remaining
	Options	(in dollars)	contractual life
Range: $1.27 to $4.99
Options outstanding at January 31, 2005	867,902	$3.23	6.11 years
Options exercisable at January 31, 2005	377,346	$3.21

Range: $5.00 to $9.99
Options outstanding at January 31, 2005	563,023	$6.39	6.99 years
Options exercisable at January 31, 2005	125,440	$7.00

Price: $10.00 to $14.03
Options outstanding at January 31, 2005	456,290	$11.30	1.96 years
Options exercisable at January 31, 2005	456,290	$11.30

At January 31, 2005, 2004 and 2003, the number of options exercisable was 959,076, 886,253 and 704,121, respectively, and the weighted-average exercise price of those options was $7.55, $7.75 and $8.55, respectively.

We apply APB 25 and related interpretations in accounting for our Plans and since we generally grant stock options, except for RSUs as described above, with an exercise price equal to or greater than the current market price of the stock on the grant date, compensation expense is not recorded.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model for SFAS 123 disclosure purposes, is as follows (in dollars):

	Weighted Average Exercise price			Weighted Average Fair value for
	for Fiscal Year			Fiscal Year
	2004	2003	2002	2004	2003	2002
Options granted at market price	$5.99	$3.41	$6.61	$3.34	$2.13	$3.37

Options granted at prices exceeding market price	$6.31	$3.72	$7.30	$2.98	$0.08	$0.18

Total options granted	$6.03	$3.42	$6.66	$3.31	$2.12	$3.31

The following assumptions were used in the calculation of fair value:

	Fiscal Year
	2004	2003	2002
Expected dividend yield	$—	—	—
Risk-free interest rate	2.71%	3.24%	3.00%
Expected life in years	5.28	4.96	4.81
Volatility	.62	.74	.57

(12)	Supplemental Cash Flow Information

Cash payments for interest during fiscal 2004, 2003 and 2002 totaled $2.1 million, $2.1 million and $2.0 million, respectively. Cash payments for income taxes during fiscal 2004, 2003 and 2002 totaled $259,780, $187,558, and $26,000, respectively.

(13)	Commitments and Contingencies

The Company is obligated to pay certain studios minimum amounts associated with certain revenue-sharing agreements related to rental videos. As of January 31, 2005, such minimum future payments approximated $784,000, which are expected to be paid during fiscal 2005.

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

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

(14)	Interim Financial Results (Unaudited)

Fiscal year 2004:	Quarter
	First	Second	Third	Fourth
	(restated)	(restated)	(restated)
Total revenues	$126,937	$122,412	$119,579	$173,088
Total cost of revenues	82,426	78,665	79,415	118,392
Selling, general and administrative expenses	40,941	42,189	42,250	45,913
Pre-opening expenses	94	240	26	49
Operating income (loss)	3,476	1,318	(2,112)	8,734
Interest (expense) and other income, net	(257)	(381)	(483)	(504)
Income (loss) before taxes	3,219	937	(2,595)	8,230
Income tax expense (benefit)	1,257	305	(973)	3,393
Net income (loss)	1,962	632	(1,622)	4,837

Basic income (loss) per share	$0.17	$0.06	$(0.14)	$0.42
Diluted income (loss) per share	$0.17	$0.05	$(0.14)	$0.40

Fiscal year 2003:	Quarter
	First	Second	Third	Fourth
	(restated)	(restated)	(restated)	(restated)
Total revenues	$116,837	$115,397	$112,843	$163,241
Total cost of revenues	78,384	74,911	74,442	109,045
Selling, general and administrative expenses	38,762	39,575	41,470	42,809
Pre-opening expenses	113	68	53	43
Operating income (loss)	(422)	843	(3,122)	11,344
Interest (expense) and other income, net	(432)	(441)	(474)	(377)
Income (loss) before taxes	(854)	402	(3,596)	10,967
Income tax expense (benefit) (a)	82	82	82	(1,604)
Net income (loss)	(936)	320	(3,678)	12,571

Basic income (loss) per share	$(0.08)	$0.03	$(0.33)	$1.11
Diluted income (loss) per share	$(0.08)	$0.03	$(0.33)	$1.08

(a)	The results for fiscal year 2003 reflect an income tax benefit of approximately $1.4 million, or $0.12 per diluted share, primarily due to the reversal of a valuation allowance of approximately $4.4 million previously applied against our deferred tax assets. Based on our past three fiscal years of profitability and our projections of future taxable income, we believed that a valuation allowance was no longer required as of January 31, 2004 as the realization of our deferred tax assets is now considered more likely than not.

The following is a summary of the effects of the restatement adjustments on quarterly data affected by the restatement. See Note 1 to the Consolidated Financial Statements for additional information.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

	Effects of Lease Restatement by Quarter
	As Previously
	Reported	Adjustments	As Restated
Three months ended October 31, 2004
Selling, general and administrative expenses	$42,480	$(230)	$42,250
Operating income (loss)	(2,342)	230	(2,112)
Income (loss) before taxes	(2,825)	230	(2,595)
Net income (loss)	(1,763)	141	(1,622)
Diluted income (loss) per share	(0.15)	0.01	(0.14)
Three months ended July 31, 2004
Selling, general and administrative expenses	$42,419	$(230)	$42,189
Operating income	1,088	230	1,318
Income before taxes	707	230	937
Net income	491	141	632
Diluted income per share	0.04	0.01	0.05
Three months ended April 30, 2004
Selling, general and administrative expenses	$41,171	$(230)	$40,941
Operating income	3,246	230	3,476
Income before taxes	2,989	230	3,219
Net income	1,821	141	1,962
Diluted income per share	0.15	0.02	0.17
Three months ended January 31, 2004
Selling, general and administrative expenses	$43,024	$(215)	$42,809
Operating income	11,129	215	11,344
Income before taxes	10,752	215	10,967
Net income (loss)	12,440	131	12,571
Diluted income (loss) per share	1.07	0.01	1.08
Three months ended October 31, 2003
Selling, general and administrative expenses	$41,684	$(214)	$41,470
Operating income (loss)	(3,336)	214	(3,122)
Income (loss) before taxes	(3,810)	214	(3,596)
Net income (loss)	(3,810)	132	(3,678)
Diluted income (loss) per share	(0.34)	0.01	(0.33)
Three months ended July 31, 2003
Selling, general and administrative expenses	$39,789	$(214)	$39,575
Operating income	629	214	843
Income before taxes	188	214	402
Net income	188	132	320
Diluted income per share	0.02	0.01	0.03
Three months ended April 30, 2003
Selling, general and administrative expenses	$38,976	$(214)	$38,762
Operating income (loss)	(636)	214	(422)
Income (loss) before taxes	(1,068)	214	(854)
Net income (loss)	(1,068)	132	(936)
Diluted income (loss) per share	(0.09)	0.01	(0.08)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005 to determine whether our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In performing this evaluation, management considered our lease accounting practices in light of a February 7, 2005 letter issued by the office of the Chief Accountant of the SEC to the AICPA regarding lease accounting issues and generally accepted accounting principles (the “SEC Letter”). Our historical lease accounting practices were similar to those used by most other retailers. However, when reviewed against generally accepted accounting principles as set forth in the SEC Letter, we concluded that our historical method of accounting for rent holidays and amortization of certain leasehold improvements was not in accordance with generally accepted accounting principles and that certain previously issued quarterly and annual financial statements should be restated. See Note 1 and Note 14 to the consolidated financial statements for a discussion of the effects of these changes. Based solely on this change in lease accounting practices, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of January 31, 2005. Subsequent to year-end, we have cured the identified weakness in our controls and procedures.

There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will be set forth in our Proxy Statement for our 2005 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2004 (our “Proxy Statement”), under the heading “Proposal No. 1: Election of Three Directors,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Company” in Part I of this Form 10-K, which information is incorporated herein by reference.

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

Code of Ethics and Other Corporate Governance Information

Information regarding our Code of Ethics and the name of the individual determined by the board to be the “audit committee financial expert” is included in our Proxy Statement, under the heading “Proposal No. 1: Election of Three Directors,” which information is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.	The following consolidated financial statements of the Company are included in Part II, Item 8:

	Independent Registered Public Accounting Firm’s Report	28
	Consolidated Balance Sheets as of January 31, 2005 and 2004	29
	Consolidated Statements of Operations for the years ended January 31, 2005, 2004 and 2003	30
	Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2005, 2004 and 2003	31
	Consolidated Statements of Cash Flows for the years ended January 31, 2005, 2004 and 2003	32
	Notes to Consolidated Financial Statements	33

2.	The following financial statement schedules and other information required to be filed by Items 8 and 15(d) of Form 10-K are included in Part IV:
	Schedule II — Valuation and Qualifying Accounts	52

	All other schedules are omitted because they are not applicable, not required or the required information is included in the Consolidated Financial Statements and notes thereto.

3.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this report.

Exhibit
Number			Description
3.1		(1)	Third Restated Articles of Incorporation of the Company.

3.2		(1)	Amended and Restated Bylaws of the Company.

4.1		(2)	Specimen of Certificate of Common Stock of the Company.

4.2		(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3		(1)	Amended and Restated Bylaws of the Company (see 3.2 above).

10.1		(1)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.

10.2	*	(1)	Hastings Amended 1996 Incentive Stock Plan.

10.3	*	(2)	Hastings 1994 Stock Option Plan.

10.4	*	(2)	Hastings 1991 Stock Option Plan.

10.5	*	(1)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.

10.6	*	(1)	Hastings Employee Stock Ownership Plan Trust Agreement.

10.7	*	(2)	Chief Executive Officer Stock Option, as amended.

10.8	*	(1)	Corporate Officer Incentive Plan.

10.9	*	(1)	Management Stock Purchase Plan.

10.10	*	(1)	Management Incentive Plan.

10.11	*	(1)	Salary Incentive Plan.

10.12	*	(1)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

10.13	*	(3)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company

10.14		(4)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

10.15		(1)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

10.16	*	(2)	Stock Grant Plan for Outside Directors.

10.17	*	(2)	Form of Employment Agreement by and between the Company and certain of its executives.

Exhibit
Number		Description
10.18	(5)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

10.19	(6)	Loan and Security Agreement, dated August 29, 2000 between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.20	(7)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.

10.21	(8)	Amended Loan and Security Agreement, dated December 9, 2003, between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

21.1	(2)	Subsidiaries of the Company.

23.1	(9)	Consent of Ernst and Young LLP.

24.1	(9)	Powers of Attorney (included on signature page).

31.1	(9)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2	(9)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1	(9)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated June 11, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 31, 2000, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, and incorporated herein by reference.

(9)	Filed herewith.

(b) Reports on Form 8-K

(i)	On November 9, 2004, we filed a current report on Form 8-K reporting, under “Item 2.03. Creation of a Direct Financial Obligation or an Obligation Under an Off-Balance Sheet Arrangement of a Registrant,” that we had increased our indebtedness under our revolving credit agreement.

(ii)	On November 22, 2004, we filed a current report on Form 8-K reporting, under “Item 2.02. Results of Operations and Financial Condition,” among other things, our results for the third fiscal quarter ended October 31, 2004.

Financial Statement Schedule II -

HASTINGS ENTERTAINMENT, INC.

Valuation and Qualifying Accounts and Reserves
Years Ended January 31, 2005, 2004 and 2003
(Amounts in thousands)

	Fiscal Year
	2004	2003	2002
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
Balance at the beginning of period	$3,405	$3,884	$4,580
Additions charged to costs and expenses	12,345	10,799	10,697
Deductions for write-offs	(12,695)	(11,278)	(11,393)

Balance at end of period	$3,055	$3,405	$3,884

Reserves added to liabilities:
Allowance for costs of inventory returns:
Balance at the beginning of period	$3,658	$4,729	$5,128
Additions charged to costs and expenses	5,776	6,247	6,396
Deductions for write-offs and payments	(7,377)	(7,318)	(6,795)

Balance at end of period	$2,057	$3,658	$4,729

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant, thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.

Date: April 29, 2005	By:	/s/ Dan Crow

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

Signature	Title	Date
/s/ John H. Marmaduke	Chairman of the Board, President and Chief Executive Officer	April 1, 2005
(Principal Executive Officer)
John H. Marmaduke

/s/ Gaines L. Godfrey	Director	April 1, 2005

Gaines L. Godfrey

/s/ Daryl L. Lansdale	Director	April 1, 2005

Daryl L. Lansdale

/s/ Ann S. Lieff	Director	April 1, 2005

Ann S. Lieff

/s/ Stephen S. Marmaduke	Director	April 1, 2005

Stephen S. Marmaduke

/s/ Frank O. Marrs	Director	April 1, 2005

Frank O. Marrs

/s/ Jeffrey G. Shrader	Director	April 1, 2005

Jeffrey G. Shrader