Form 10-Q
period 2005-04-30
HASTINGS ENTERTAINMENT INC
filed 2005-06-08
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Number of shares outstanding of the registrant’s common stock, as of April 30, 2005:

Class	Shares Outstanding
Common Stock, $.01 par value per share	11,526,278

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2005

PART 1

ITEM 1 — FINANCIAL STATEMENTS

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
April 30, 2005 and 2004, and January 31, 2005
(Dollars in thousands, except par value)

	April 30,
	2005	April 30, 2004	January 31, 2005
	(Unaudited)	(Unaudited)
		(As restated)
Assets
Current assets:
Cash	$7,276	$4,297	$9,543
Merchandise inventories, net	148,129	144,755	153,554
Deferred income taxes	3,017	1,935	3,198
Prepaid expenses and other current assets	6,752	6,958	6,945

Total current assets	165,174	157,945	173,240
Property and equipment, net of accumulated depreciation of $163,842, $155,157, and $162,316 at April 30, 2005 and 2004, and January 31, 2005 respectively	77,390	74,704	80,010
Deferred income taxes	1,600	1,741	308
Intangible assets, net	520	608	542
Other assets	17	16	16

Total Assets	$244,701	$235,014	$254,116

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on capital lease obligations	$248	$168	$243
Trade accounts payable	76,247	76,900	86,082
Accrued expenses and other current liabilities	31,512	30,598	36,166

Total current liabilities	108,007	107,666	122,491
Long term debt, excluding current maturities on capital lease obligations	44,010	38,513	39,603
Other liabilities	2,145	3,039	2,248

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 11,526,278 shares outstanding at April 30, 2005; 11,944,544 shares issued and 11,359,573 shares outstanding at April 30, 2004; 11,944,544 shares issued and 11,455,569 shares outstanding at January 31, 2005	119	119	119
Additional paid-in capital	36,147	36,557	36,382
Retained earnings	56,525	51,924	55,771
Treasury stock, at cost 418,266 shares, 584,971 shares and 488,975 shares at April 30, 2005, and 2004 and January 31, 2005, respectively	(2,252)	(2,804)	(2,498)

Total Shareholders’ Equity	90,539	85,796	89,774

Total Liabilities and Shareholders’ Equity	$244,701	$235,014	$254,116

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Operations
For the Three Months Ended April 30, 2005 and 2004
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2005	2004
		(as restated)
Merchandise revenue	$104,864	$101,102
Rental revenue	24,260	25,835

Total revenues	129,124	126,937

Merchandise cost of revenue	76,080	71,896
Rental cost of revenue	9,006	10,530

Total cost of revenues	85,086	82,426

Gross profit	44,038	44,511

Selling, general and administrative expenses	42,327	40,941
Pre-opening expenses	88	94

Operating income	1,623	3,476

Other income (expense):
Interest expense	(493)	(365)
Other, net	101	108

Income before income taxes	1,231	3,219

Income tax expense	477	1,257

Net income	$754	$1,962

Basic income per share	$0.07	$0.17

Diluted income per share	$0.06	$0.17

Weighted-average common shares outstanding, in thousands:
Basic	11,477	11,365
Dilutive effect of stock options	447	431

Diluted	11,924	11,796

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES

Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2005 and 2004
(Dollars in thousands)

	Three Months Ended
	April 30,
	2005	2004
		(as restated)
Cash flows from operating activities:
Net income (loss)	$754	$1,962
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental asset depreciation expense	4,504	5,865
Property and equipment depreciation expense	4,783	4,606
Amortization expense	22	22
Deferred income taxes	(1,111)	1,257
Loss on rental assets lost, stolen and defective	1,285	1,253
Loss on disposal of non-rental assets	85	187
Changes in operating assets and liabilities:
Merchandise inventory	7,162	(4,188)
Prepaid expenses and other current assets	193	138
Trade accounts payable	(9,835)	(5,172)
Accrued expenses and other current liabilities	(4,654)	(5,069)
Other assets and liabilities, net	(104)	180

Net cash provided by operating activities	3,084	1,041

Cash flows from investing activities:
Purchases of rental assets	(6,469)	(8,351)
Purchases of property and equipment	(3,305)	(4,242)

Net cash used in investing activities	(9,774)	(12,593)

Cash flows from financing activities:
Borrowings under revolving credit facility	140,798	144,096
Repayments under revolving credit facility	(136,327)	(135,209)
Payments under capital lease obligations	(59)	(50)
Purchase of treasury stock	(522)	(191)
Proceeds from exercise of stock options	533	79

Net cash provided by financing activities	4,423	8,725

Net decrease in cash	(2,267)	(2,827)
Cash at beginning of period	9,543	7,124

Cash at end of period	$7,276	$4,297

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries

Notes to Unaudited Consolidated Financial Statements
April 30, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (the “Company,” “We,” “Our,” “Us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting only of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for fiscal year 2004.

Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2006 is referred to as fiscal year 2005.

2. Restatement of Prior Period Financial Statements

In light of SEC clarification on the subject, the Company reevaluated its lease accounting practices during fiscal 2004. As a result, the Company corrected its accounting for rent holidays and the amortization of certain leasehold improvements (the “Restatement”), as further discussed in the Company’s most recent Annual Report on Form 10-K. The restatement of first quarter 2004 results increased net income by $0.1 million, or $0.01 per share, decreased total assets by $1.6 million and decreased shareholders’ equity by $2.9 million.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

3. Stock Option Plans

We account for our stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), we may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123. The following schedule reflects the impact on net income and income per share if we had applied the fair value recognition provisions of SFAS 123 to stock based compensation.

	Three Months Ended April 30,
	2005	2004
Net income, as reported	$754	$1,962
Less: Stock-based compensation expense determined under fair value based method, net of tax	(135)	(95)

Proforma net income	$619	$1,867

Income per share:
Basic, as reported	$0.07	$0.17
Basic, proforma	$0.05	$0.16
Diluted, as reported	$0.06	$0.17
Diluted, proforma	$0.05	$0.16

4. Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if the need to close a store(s) exists. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in accrued expenses and other liabilities at April 30, 2005 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statements of operations.

The following tables provide a rollforward of reserves that were established for these charges for the three months ended April 30, 2005 and 2004.

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2005	$1,283	$—	1,283
Changes in estimates	17	8	25
Additions to provision	—	—	—
Cash outlay	(192)	(8)	(200)

Balance at April 30, 2005	$1,108	$—	$1,108

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2004	$2,015	$13	2,028
Changes in estimates	57	—	57
Additions to provision	30	—	30
Cash outlay	(198)	(13)	(211)

Balance at April 30, 2004	$1,904	$—	$1,904

As of April 30, 2005, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

5. Income per Share

     The computations for basic and diluted income (loss) per share are as follows:

	Three Months Ended April 30,
	2005	2004
Net income	$754	$1,962

Average shares outstanding:
Basic	11,477	11,365
Effect of stock options	447	431

Diluted	11,924	11,796

Net Income per share:
Basic	$0.07	$0.17

Diluted	$0.06	$0.17

Options to purchase 513,436 shares of Common Stock at exercise prices ranging from $7.30 to $14.03 per share outstanding at April 30, 2005 and 975,270 shares of Common Stock at exercise prices ranging from $5.74 to $14.03 per share outstanding at April 30, 2004, were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

6. Litigation and Contingencies

During the past fiscal year, we were named as defendants in complaints alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. While we intend to vigorously defend these matters and anticipate favorable results, the ultimate outcome of these matters cannot be estimated at this time. In the event an adverse judgment was rendered, the impact on the consolidated financial statements could be material.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)

7. Changes in Accounting Principle

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of inflation, legal actions, revenue sharing arrangements, our warehouse management system, future debt levels, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:

-	whether our assumptions turn out to be correct;

-	our ability to attain such estimates and expectations;

-	a downturn in market conditions in any industry, including the economic state of retailing, relating to the products we inventory, sell or rent;

-	the effects of, or changes in, economic and political conditions in the U.S. and the markets in which we operate our superstores, including the effects of inflation, deflation, recession, war, terrorism, changes in interest and tax rates, the availability of consumer credit and any other matters that influence customer confidence;

-	our ability to forecast and meet customer demand for products;

-	our ability to access suitable merchandise on acceptable terms from merchandise vendors;

-	our continued ability to integrate our new warehouse management system;

-	our ability to attract quality employees and control our labor costs; and

-	our ability to find new sites to lease for our superstores upon acceptable terms.

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

Restatement of Financial Statements

As discussed in Note 2 to the consolidated financial statements, during fiscal 2004, we re-evaluated our lease accounting practices and corrected the way we account for our leases, specifically the accounting for rent holidays and the amortization of certain leasehold improvements.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

General

Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, books, video games and videocassettes, video game consoles and DVD players. As of April 30, 2005, we operated 153 superstores in small- to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods, which end in January of each following calendar year. For example, the twelve-month period ended January 31, 2006 is referred to as fiscal 2005, and the twelve month period ending January 31, 2005 is referred to as fiscal 2004.

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

Comparable-Store Revenue. Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Revenue via the Internet is not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

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

	Three Months Ended
	April 30,
	2005	2004
Merchandise revenue	81.2%	79.6%
Rental revenue	18.8	20.4

Total revenues	100.0	100.0

Merchandise cost of revenue	72.6	71.1
Rental cost of revenue	37.1	40.8

Total cost of revenues	65.9	64.9

Gross profit	34.1	35.1

Selling, general and administrative expenses	32.7	32.3
Pre-opening expenses	0.1	0.1

Operating income	1.3	2.7

Other income (expense):
Interest expense	(0.4)	(0.3)
Other, net	0.1	0.1

Income before income taxes	1.0	2.5

Income tax expense	0.4	1.0

Net income	0.6%	1.5%

Summary of Superstore Activity

	Three Months Ended		Year Ended
	April 30,		January 31,
	2005	2004	2005
Beginning number of stores	152	148	148
Openings	1	1	5
Closings	—	—	(1)

Ending number of stores	153	149	152

Financial Results for the First Quarter of Fiscal Year 2005

Revenues. Total revenues for the first quarter increased $2.2 million, or 1.7%, to $129.1 million compared to $126.9 million for the first quarter of fiscal 2004. The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended April 30,
	2005		2004		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$104,864	81.2%	$101,102	79.6%	$3,762	3.7%
Rental revenue	24,260	18.8%	25,835	20.4%	(1,575)	-6.1%

Total revenues	$129,124	100.0%	$126,937	100.0%	$2,187	1.7%

Comparable-store revenues:
Merchandise	1.5%
Rental	-6.2%
Total	-0.1%

Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended April 30,
	2005	2004
Music	-1.3%	5.9%
Books	-3.4%	8.0%
Video for sale	2.4%	24.6%
Video games	30.6%	6.6%
Sidelines	17.1%	5.4%

Our music comps were down in the first quarter due to a weaker release schedule compared to the prior year’s quarter. Similarly, book comps declined primarily due to fewer popular releases like the political and diet books that were released in fiscal 2004. We saw large increases in our sidelines comps, due primarily to increased sales of body jewelry, footwear, novelty t-shirts, and action figures.

Our decrease in rental Comps reflects a continuing shift to purchase industry-wide, an area we continue to emphasize. This rental Comp does not include video for sale and video game sell-through revenues, as do most of our ‘rentailing’ competitors. On a comparable basis with our competitors, our total ‘video’ Comp for rental revenues combined with video for sale and video game sell-through revenues was 2.3% for the first quarter, which compares to 9.5% for the prior year’s quarter.

Gross Profit. For the first quarter, total gross profit dollars decreased approximately $0.5 million, or 1.1%, to $44.0 million from $44.5 million for the same period last year. As a percentage of total revenues, gross profit decreased to 34.1% for the quarter compared to 35.1% for the same quarter in the prior year.

Gross profit from merchandise revenues decreased approximately $0.5 million, or 1.7%, to $28.7 million from $29.2 million for the same period last year. As a percentage of merchandise revenues, gross profit from merchandise revenues decreased to 27.4% for the quarter compared to 28.9% for the same quarter in the prior year. The decreased margins were primarily the result of increased returns expense, driven by lower income from vendor settlements, an increase in merchandise shrinkage at the store level, and an increase in freight expense.

Gross profit from rental revenues remained unchanged at $15.3 million for the first quarter. As a percentage of rental revenues, gross profit increased to 62.9% for the quarter compared to 59.2% for the same quarter in the prior year. The rate increase was primarily driven by decreased rental video units purchased from the studios during the quarter, yielding reduced depreciation, a product cost included in cost of goods sold.

Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $1.4 million, or 3.4%, to $42.3 million compared to $40.9 million, principally as a result of increased operating costs due to the opening of additional stores, increased advertising costs, and a severance payout to a company executive who resigned in March. As a percentage of total revenues, SG&A increased to 32.8% for the current quarter compared to 32.3% for the same quarter in the prior year.

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

Historically we have experienced an increase in our debt level during the third quarter of our fiscal year. For third quarter of fiscal 2005, we are projecting our debt level to increase to approximately $49.0 million to $5l4.0 million. However, we expect this balance to reduce to approximately $15.0 million to $20.0 million in the fourth quarter due to a higher level of repayments following the holiday selling season. At April 30, total outstanding debt (including capital lease obligations) was $44.3 million.

Consolidated Cash Flows

Operating activities. Net cash provided by operating activities increased approximately $2.1 million, from $1.0 million for the three months ended April 30, 2004 to $3.1 million for the three months ended April 30, 2005. This increase primarily resulted from a decrease in merchandise inventory levels of $7.2 million during the quarter compared to an increase in merchandise inventory levels of $4.2 million in the prior year, partially offset by several smaller factors including reduced net income, reduced depreciation expense, an increased balance in the deferred tax asset account, and a lower balance in trade accounts payable.

Investing activities. Net cash used in investing activities decreased $2.8 million to $9.8 million for the three months ended April 30, 2005 from $12.6 million for the three months ended April 30, 2004. This decrease was primarily the result of lower purchases of video assets, as well as a decrease in the purchases of property and equipment associated with lower acquisitions of equipment and leasehold improvements for new, expanded, relocated and remodeled stores.

Financing activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements. For the three months ended April 30, 2005, net borrowings under debt agreements were $4.5 million compared to $8.9 million for the three months ended April 30, 2004.

Capital structure. On December 9, 2003, we executed an amendment to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. (now Bank of America) and The CIT Group/Business Credit, Inc, (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $7.5 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all the assets of the company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. The Facility matures on August 29, 2007. At April 30, 2005, we had $18.8 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. At April 30, 2005 and 2004, respectively, we had borrowings outstanding of $43.7 million and $37.9 million under the Facility. The average rate of interest being charged under the Facility for the three months ended April 30, 2005 and the fiscal year ended January 31, 2005 was 4.9% and 3.8%, respectively.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2005 was approximately $1.0 million, which reduces the excess availability under the Facility.

From time to time, we enter into interest rate swap agreements with financial institutions in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. Our most recent interest rate swap agreement expired October 1, 2004, and was accounted for as a hedging instrument. We had no interest rate swaps at April 30, 2005.

At April 30, 2005, our minimum lease commitments for fiscal 2005 were approximately $18.1 million. The present value of total existing minimum operating lease commitments for fiscal years 2006 through 2024 discounted at 9.0% was approximately $89.8 million as of April 30, 2005.

Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, capital and operating leases and certain revenue-sharing arrangements. As of April 30, 2005, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At April 30, 2005, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Form 10-K for the year ended January 31, 2005.

Other financial measurements. The following table represents our EBITDA and Adjusted EBITDA for the three months ended April 30, 2005 and 2004:

	Three Months Ended April 30,
	2005	2004
EBITDA	$11,033	$14,077

Adjusted EBITDA	$4,564	$5,726

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

	Three Months Ended April 30,
	2005	2004
Net income	$754	$1,962
Interest expense	493	365
Income tax expense	477	1,257
Rental asset depreciation expense	4,504	5,865
Property and equipment depreciation expense	4,783	4,606
Amortization expense	22	22

EBITDA	$11,033	$14,077

The following table reconciles Adjusted EBITDA to our unaudited consolidated financial statements contained herein:

	Three Months Ended April 30,
	2005	2004
Net income	$754	$1,962
Interest expense	493	365
Income tax expense	477	1,257
Rental asset depreciation expense	4,504	5,865
Property and equipment depreciation expense	4,783	4,606
Amortization expense	22	22
Purchase of rental assets	(6,469)	(8,351)

Adjusted EBITDA	$4,564	$5,726

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2005 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 4. CONTROLS AND PROCEDURES

As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2005, and based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

As of April 30, 2005 our Chief Executive Officer and Chief Financial Officer also evaluated whether there were any material changes in the Company’s internal control over financial reporting that may have occurred during the Company’s fiscal quarter ended April 30, 2005. As noted in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on May 2, 2005, we identified a material weakness that resulted in an error in our accounting for leases. This error required that previously issued financial statements of the Company be restated. The Company believes that it has implemented procedures which have remediated the material weakness in internal controls relating to the accounting for rent holidays and amortization of certain leasehold improvements for future periods.

Based on such evaluation, except as described above, such officers have determined that there were no changes in our internal control over financial reporting during the quarterly period ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

During the past fiscal year, we were named as defendants in complaints alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. While we intend to vigorously defend these matters and anticipate favorable results, the ultimate outcome of these matters cannot be estimated at this time. In the event an adverse judgment was rendered, the impact on the consolidated financial statements could be material.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our purchases of shares of our common stock for the three months ended April 30, 2005 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Approximate
			Total number of	dollar value of
			shares purchased	shares that may
	Total number	Average	as part of publicly	yet be purchased
Period	of shares	price paid	announced plans	under the plans or
(Month ending)	purchased (1)	per share	or programs	programs (2)
February 28, 2005	—	$—	—	N/A
March 31, 2005	—	—	—	N/A
April 30, 2005	77,050	6.72	77,050	N/A

Total	77,050	$6.72	77,050	$2,305,029

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors initially authorized the repurchase of up to $5.0 million of our common stock, and subsequently increased the amount of the repurchase plan by $2.5 million on April 1, 2005. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 1,014,073 shares have been purchased under the repurchase plan at a total cost of approximately $5.2 million, or approximately $5.13 per share.

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

HASTINGS ENTERTAINMENT, INC.
Date: June 8, 2005	/s/ Dan Crow
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