Form 10-Q
period 2005-07-31
HASTINGS ENTERTAINMENT INC
filed 2005-09-09
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________ to __________________
Commission File Number 000-24381
HASTINGS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1386375 (I.R.S. Employer Identification No.)

3601 Plains Boulevard, Amarillo, Texas (Address of principal executive offices)	79102 (Zip Code)
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, as of July 31, 2005:

Class	Shares Outstanding

Common Stock, $.01 par value per share	11,347,354

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2005

PART 1
ITEM 1 — FINANCIAL STATEMENTS.
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2005 and 2004, and January 31, 2005
(Dollars in thousands, except par value)

	July 31,	July 31,	January 31,
	2005	2004	2005
	(Unaudited)	(Unaudited)
		(As restated)
Assets

Current assets:
Cash	$8,286	$5,911	$9,543
Merchandise inventories, net	143,552	150,087	153,554
Deferred income taxes	3,141	2,018	3,198
Prepaid expenses and other current assets	6,772	7,827	6,945

Total current assets	161,751	165,843	173,240
Property and equipment, net of accumulated depreciation of $166,068, $157,572, and $162,316 at July 31, 2005 and 2004, and January 31, 2005, respectively	76,007	76,279	80,010
Deferred income taxes	2,528	2,841	308
Intangible assets, net	497	586	542
Other assets	63	16	16

Total Assets	$240,846	$245,565	$254,116

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities on capital lease obligations	$254	$191	$243
Trade accounts payable	63,986	73,058	86,082
Accrued expenses and other current liabilities	34,750	34,841	36,166

Total current liabilities	98,990	108,090	122,491
Long term debt, excluding current maturities on capital lease obligations	49,654	48,292	39,603
Other liabilities	2,067	2,598	2,248

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 11,347,354 shares outstanding at July 31, 2005; 11,944,544 shares issued and 11,442,994 shares outstanding at July 31, 2004; 11,944,544 shares issued and 11,455,569 shares outstanding at January 31, 2005	119	119	119
Additional paid-in capital	36,137	36,409	36,382
Retained earnings	57,196	52,557	55,771
Treasury stock, at cost 597,190 shares, 501,550 shares and 488,975 shares at July 31, 2005, and 2004 and January 31, 2005, respectively	(3,317)	(2,500)	(2,498)

Total Shareholders’ Equity	90,135	86,585	89,774

Total Liabilities and Shareholders’ Equity	$240,846	$245,565	$254,116

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended July 31, 2005 and 2004
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Merchandise revenue	$100,038	$97,396	$204,902	$198,498
Rental revenue	22,688	25,016	46,948	50,851

Total revenues	122,726	122,412	251,850	249,349

Merchandise cost of revenue	69,383	69,427	145,463	141,323
Rental cost of revenue	8,243	9,238	17,248	19,768

Total cost of revenues	77,626	78,665	162,711	161,091

Gross profit	45,100	43,747	89,139	88,258

Selling, general and administrative expenses	43,376	42,189	85,703	83,130
Pre-opening expenses	3	240	92	334

Operating income	1,721	1,318	3,344	4,794

Other income (expense):
Interest expense	(649)	(449)	(1,142)	(814)
Other, net	42	68	143	176

Income before income taxes	1,114	937	2,345	4,156

Income tax expense	443	305	920	1,562

Net income	$671	$632	$1,425	$2,594

Basic income per share	$0.06	$0.06	$0.12	$0.23

Diluted income per share	$0.06	$0.05	$0.12	$0.22

Weighted-average common shares outstanding:
Basic	11,436	11,413	11,456	11,389
Dilutive effect of stock options	297	644	366	529

Diluted	11,733	12,057	11,822	11,918

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2005 and 2004
(Dollars in thousands)

	Six Months Ended
	July 31,
	2005	2004
		(as restated)
Cash flows from operating activities:
Net income	$1,425	$2,594
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	8,227	10,992
Property and equipment depreciation expense	9,654	9,393
Amortization expense	45	44
Deferred income taxes	(2,163)	74
Loss on rental assets lost, stolen and defective	2,675	2,444
Loss on disposal of non-rental assets	313	469
Non-cash compensation	—	60
Changes in operating assets and liabilities:
Merchandise inventory	13,250	(7,795)
Prepaid expenses and other current assets	173	(731)
Trade accounts payable	(22,096)	(9,014)
Accrued expenses and other current liabilities	(1,416)	(826)
Other assets and liabilities, net	(228)	(261)

Net cash provided by operating activities	9,859	7,443

Cash flows from investing activities:
Purchases of rental assets	(11,360)	(15,303)
Purchases of property and equipment	(8,754)	(11,976)

Net cash used in investing activities	(20,114)	(27,279)

Cash flows from financing activities:
Borrowings under revolving credit facility	272,575	279,401
Repayments under revolving credit facility	(262,395)	(260,657)
Payments under capital lease obligations	(118)	(105)
Purchase of treasury stock	(1,611)	(452)
Proceeds from exercise of stock options	547	436

Net cash provided by financing activities	8,998	18,623

Net decrease in cash	(1,257)	(1,213)
Cash at beginning of period	9,543	7,124

Cash at end of period	$8,286	$5,911

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (“Hastings,” the “Company,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our annual report on Form 10-K for the fiscal year ended January 31, 2005.
The balance sheet at January 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2005.
Certain prior year amounts have been reclassified to conform with the fiscal 2005 presentation.
Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2006 is referred to as fiscal year 2005.
2. Restatement of Prior Period Financial Statements
In light of SEC clarification on the subject, the Company reevaluated its lease accounting practices during fiscal 2004. As a result, the Company corrected its accounting for rent holidays and the amortization of certain leasehold improvements (the “Restatement”), as further discussed in the Company’s most recent Annual Report on Form 10-K. The Restatement of second quarter 2004 results increased net income for the three months ended July 31, 2004 by approximately $0.1 million, or $0.01 per share, decreased total assets by $1.4 million and decreased shareholders’ equity by $2.8 million. Net income for the six months ended July 31, 2004 was increased approximately $0.3 million, or $0.02 per share, due to the Restatement.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)
3. Stock Option Plans
We account for our stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Compensation expense is recorded on the date of grant only if the market price of the underlying stock exceeds the exercise price. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), we may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. We have elected to continue to apply the provisions of APB 25 and provide pro forma disclosure of the effects of SFAS 123. The following schedule reflects the impact on net income and income per share if we had applied the fair value recognition provisions of SFAS 123 to stock based compensation.

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Net income, as reported	$671	$632	$1,425	$2,594
Add: Stock-based compensation included in reported net income, net of tax	—	36	—	36
Less: Stock-based compensation expense determined under fair value based method, net of tax	(132)	(120)	(268)	(215)

Pro forma net income	$539	$548	$1,157	$2,415

Income per share:
Basic, as reported	$0.06	$0.06	$0.12	$0.23
Basic, pro forma	$0.05	$0.05	$0.10	$0.21
Diluted, as reported	$0.06	$0.05	$0.12	$0.22
Diluted, pro forma	$0.05	$0.05	$0.10	$0.21

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Store Closing Reserve
From time to time and in the normal course of business, we evaluate our store base to determine if we need to close one or more stores. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.
Amounts in accrued expenses and other liabilities at July 31, 2005 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statements of operations.
The following tables provide a rollforward of reserves that were established for these charges for the six months ended July 31, 2005 and 2004.

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2005	$1,283	$—	1,283
Changes in estimates	94	8	102
Additions to provision	—	—	—
Cash outlay	(334)	(8)	(342)

Balance at July 31, 2005	$1,043	$—	$1,043

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2004	$2,015	$13	2,028
Changes in estimates	25	—	25
Additions to provision	30	—	30
Cash outlay	(383)	(13)	(396)

Balance at July 31, 2004	$1,687	$—	$1,687

As of July 31, 2005, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)
5. Income per Share
     The computations for basic and diluted income per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income	$671	$632	$1,425	$2,594

Average shares outstanding:
Basic	11,436	11,413	11,456	11,389
Effect of stock options	297	644	366	529

Diluted	11,733	12,057	11,822	11,918

Income per share:
Basic	$0.06	$0.06	$0.12	$0.23

Diluted	$0.06	$0.05	$0.12	$0.22

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Shares of common stock underlying options	749	504	696	531

Exercise price range per share	$6.00 to $14.03	$8.17 to $14.03	$6.59 to $14.03	$7.30 to $14.03

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2005 and 2004
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
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. The statement will be effective for public companies no later than the beginning of the first fiscal year commencing after June 15, 2005, which for the Company is the beginning of fiscal 2006. The Company is currently evaluating the effect that SFAS 123R will have on its consolidated balance sheets and its statements of shareholders’ equity and cash flows. The Company believes the adoption of SFAS 123R in the future will not have a materially different impact on results of operations than what the Company has disclosed in its pro forma footnote disclosures regarding stock compensation assuming expense recognition provisions of FAS 123 had been adopted. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized for such excess tax deductions for the years ended January 31, 2005, 2004, and 2003 was not material.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS.
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of inflation, legal actions, revenue sharing arrangements, our warehouse management system, future debt levels, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:
-	whether our assumptions turn out to be correct;

-	our ability to attain such estimates and expectations;

-	a downturn in market conditions in any industry, including the economic state of retailing, relating to the products we inventory, sell or rent;

-	the effects of, or changes in, economic and political conditions in the U.S. and the markets in which we operate our superstores, including the price of gasoline, the effects of inflation, deflation, recession, war, terrorism, changes in interest and tax rates, the availability of consumer credit and any other matters that influence customer confidence;

-	our ability to forecast and meet customer demand for products;

-	our ability to access suitable merchandise on acceptable terms from merchandise vendors;

-	our continued ability to integrate our new warehouse management system;

-	our ability to attract quality employees and control our labor costs; and

-	our ability to find new sites to lease for our superstores upon acceptable terms.
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
General
Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, books, video games and videocassettes, video game consoles, and DVD players, as well as trendy products such as t-shirts, action figures, posters, and greeting cards. As of July 31, 2005, we operated 153 superstores primarily in small- to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods, which end in January of each following calendar year. For example, the twelve-month period ended January 31, 2006 is referred to as fiscal 2005, and the twelve-month period ending January 31, 2005 is referred to as fiscal 2004.
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
Lower of Cost or Market for Merchandise Inventory. Our merchandise inventories are recorded at the lower of cost or market value. As with any retailer, economic conditions, cyclical customer demand and changes in purchasing or distribution can affect the carrying value of inventory. As circumstances warrant, we record lower of cost or market value inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated fair value of merchandise inventory by product category and record an adjustment if estimated market value is below cost. Through merchandising and an automated-progressive markdown program, we quickly take the steps necessary to increase the sell-off of slower moving merchandise to eliminate or lessen the effect of these adjustments.
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
Cost of Goods Sold. Expenses included in cost of sales include cost of product purchased from vendors; rental video depreciation expense; shrinkage; markdowns; inventory write-offs; freight charges; receiving costs; inspection costs; and internal transfer costs. In addition, the company includes in cost of goods sold all expenses associated with our distribution center, including freight, warehouse personnel costs, supplies, maintenance, depreciation, occupancy, property tax, and utility costs; as well as costs associated with our returns center, including vendor refused product, handling charges, return fees, freight, return center personnel costs, supplies, maintenance, depreciation, rent, and utilities. Some retailers include occupancy costs of their retail locations in cost of sales. We include such costs in SG&A expenses. As a result, our presentation may be different than that of our competitors.
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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2005	2004	2005	2004
Merchandise revenue	81.5%	79.6%	81.4%	79.6%
Rental revenue	18.5	20.4	18.6	20.4

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	69.4	71.3	71.0	71.2
Rental cost of revenue	36.3	36.9	36.7	38.9

Total cost of revenues	63.3	64.3	64.6	64.6

Gross profit	36.7	35.7	35.4	35.4

Selling, general and administrative expenses	35.3	34.5	34.0	33.4
Pre-opening expenses	—	0.1	0.1	0.1

Operating income	1.4	1.1	1.3	1.9

Other income (expense):
Interest expense	(0.5)	(0.4)	(0.5)	(0.3)
Other, net	—	0.1	0.1	0.1

Income before income taxes	0.9	0.8	0.9	1.7

Income tax expense	0.4	0.3	0.3	0.6

Net income	0.5%	0.5%	0.6%	1.1%

Summary of Superstore Activity

	Three Months Ended		Six Months Ended		Year Ended
	July 31,		July 31,		January 31,
	2005	2004	2005	2004	2005
Beginning number of stores	153	149	152	148	148
Openings	—	2	1	3	5
Closings	—	—	—	—	(1)

Ending number of stores	153	151	153	151	152

Financial Results for the Second Quarter of Fiscal Year 2005
Revenues. Total revenues for the second quarter increased $0.3 million, or 0.3%, to $122.7 million compared to $122.4 million for the second quarter of fiscal 2004, resulting primarily from the opening of new superstores. The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended July 31,
	2005		2004		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$100,038	81.5%	$97,396	79.6%	$2,642	2.7%
Rental revenue	22,688	18.5%	25,016	20.4%	(2,328)	-9.3%

Total revenues	$122,726	100.0%	$122,412	100.0%	$314	0.3%

Comparable-store revenues (“Comps”):
Total	-0.8%
Merchandise	1.7%
Rental	-10.2%
The merchandise Comps for our primary merchandise departments were as follows:

	Three Months Ended July 31,
	2005	2004
Music	-0.9%	4.8%
Books	1.2%	-1.2%
Video for sale	-0.1%	26.2%
Video games	14.6%	9.4%
Boutique	11.8%	1.6%
Music Comps decreased –0.9% as a result of a weaker new release schedule compared to prior year. Book Comps increased 1.2% during the current quarter primarily due to the July release of the sixth book in the Harry Potter series. Video for sale decreased slightly, while video games Comps rose 14.6% due to strong sales of new and used XBOX games as well as video game hardware. Our boutique product line showed an 11.8% Comp increase, headlined by the increased sales of body jewelry, novelty t-shirts, and action figures. Rental video Comps decreased 10.2% from the same period last year reflecting general rental weakness industry-wide. Rental video revenues, as a percentage of sales and in absolute terms, have trended down from period to period over the past 18 months, and we expect this trend to continue through the remainder of the year.
Gross Profit. For the second quarter, total gross profit dollars increased approximately $1.4 million, or 3.2%, to $45.1 million from $43.7 million for the same period last year, primarily as a result of increases in both merchandise and rental margin rates. The increase in merchandise margin rates resulted from increased efficiencies in our returns process of $1.0 million, specifically lower vender product returns and related expense, as well as improved efficiencies in our return center operations of $0.2 million. As a percentage of total revenues, gross profit increased to 36.7% for the quarter compared to 35.7% for the same quarter in the prior year.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $1.2 million to $43.4 million for the current quarter compared to $42.2 million for the same quarter in the prior year, due primarily to higher human resource and occupancy costs associated with the operation of a greater number of new, expanded and relocated superstores. Additionally, we recognized an asset impairment charge of $0.2 million and expenses of approximately $0.3 million in connection with the implementation of Section 404 of the Sarbanes-Oxley Act. As a percentage of total revenues, SG&A increased to 35.3% for the current quarter compared to 34.5% for the same quarter in the prior year.
Financial Results for the Six Months Ended July 31, 2005
Revenues. Total revenues for the first six months of fiscal 2005 increased $2.5 million, or 1.0%, to $251.8 million compared to $249.3 million for the same period in the prior year, resulting primarily from the opening of new superstores. The following is a summary of our revenue results (dollars in thousands):

	Six Months Ended July 31,
	2005		2004		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$204,902	81.4%	$198,498	79.6%	$6,404	3.2%
Rental revenue	46,948	18.6%	50,851	20.4%	(3,903)	-7.7%

Total revenues	$251,850	100.0%	$249,349	100.0%	$2,501	1.0%

Comparable-store revenues:
Total						-0.5%
Merchandise						1.6%
Rental						-8.2%
The merchandise Comps for our primary merchandise departments were as follows:

	Six Months Ended July 31,
	2005	2004
Music	-1.1%	3.1%
Books	-1.1%	5.4%
Video for sale	1.2%	25.4%
Video games	22.8%	8.0%
Boutique	14.4%	3.4%
Music Comps decreased 1.1% as a result of a weaker new release schedule as compared to the same period in the prior year. Book Comps also decreased 1.1% primary as a result of decreased sales of mass-market front-line books. Video for sale Comps rose 1.2% due to higher DVD sales, which were partially offset by declining VHS sales. Video games Comps rose 22.8% due to strong sales of new and used XBOX games as well as video game hardware. Our Boutique Comp increase of 14.4% was headlined by the increased sales of body jewelry, novelty t-shirts, and action figures. Rental video Comps decreased 8.2% from the same period last year reflecting general rental weakness industry-wide. Rental video revenues, as a percentage of sales and in absolute terms, have trended down from period to period over the past 18 months, and we expect this trend to continue through the remainder of the year.
Gross Profit. For the current six months, total gross profit dollars increased approximately $0.8 million, or 0.9%, to $89.1 million from $88.3 million for the same period last year, primarily as a result of higher revenues. In addition, we experienced higher rental gross margin rates as we, as a response to the decline in the rental video industry, reduced rental video purchases, which resulted in lower depreciation on rental videos, a component of cost of sales. As a percentage of total revenues, gross profit remained stable at 35.4% for the six months ended July 31, 2005 compared to the same period in the prior year.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $2.6 million to $85.7 million for the current six month period compared to $83.1 million for the same period in the prior year, due primarily to higher human resource and occupancy costs associated with the operation of a greater number of new, expanded and relocated superstores. As a percentage of total revenues, SG&A increased to 34.0% for the six months ended July 31, 2005 compared to 33.3% for the six months ended July 31, 2004.
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
Historically we have experienced an increase in our debt level during the third quarter of each fiscal year. For the third quarter of fiscal 2005, we are projecting our debt level to increase to approximately $51.0 million to $56.0 million. However, we expect this balance to reduce to approximately $25.0 million to $30.0 million in the fourth quarter due to a higher level of repayments following the holiday selling season. At July 31, 2005, total outstanding debt (including capital lease obligations) was $49.7 million.
Consolidated Cash Flows
Operating activities. Net cash provided by operating activities increased approximately $2.5 million, from $7.4 million for the six months ended July 31, 2004 to $9.9 million for the six months ended July 31, 2005. This increase primarily resulted from a decrease in merchandise inventory levels of $13.3 million during the six months, due mostly to $8.2 million in excess inventory in the second quarter of fiscal 2004 which resulted from issues in implementing our new warehouse inventory management system, compared to an increase in merchandise inventory levels of $7.8 million in the prior year, partially offset by a decrease in the balance of accounts payable of $22.1 million compared to a decrease of $9.0 million in the prior year, reduced depreciation expense, an increased balance in the deferred tax asset account.
Investing activities. Net cash used in investing activities decreased $7.2 million to $20.1 million for the six months ended July 31, 2005 from $27.3 million for the six months ended July 31, 2004. This decrease was primarily the result of lower purchases of video assets, as well as a decrease in the purchases of property and equipment associated with opening, expanding, relocating, or remodeling of fewer stores.
Financing activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements. For the six months ended July 31, 2005, net borrowings under debt agreements were $10.2 million compared to $18.7 million for the six months ended July 31, 2004.
Capital structure. On December 9, 2003, we executed an amendment to our syndicated secured Loan and Security Agreement with certain commercial lenders (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $15 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. The Facility matures on August 29, 2007. At July 31, 2005, we had $12.9 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. At July 31, 2005 and 2004, respectively, we had borrowings outstanding of $49.4 million and $47.8 million under the Facility. The average rate of interest being charged under the Facility for the three and six months ended July 31, 2005 was 5.2% and 5.1%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2005 was approximately $0.9 million, which reduces the excess availability under the Facility.
From time to time, we enter into interest rate swap agreements with financial institutions in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. On June 29, 2005, the Company agreed to a two-year interest rate cap agreement, expiring June 29, 2007, with a major bank to hedge $20 million of the Company’s variable-rate debt (30-day LIBOR) against interest rate increases. The terms of the transaction call for the Company to pay the bank $99,700 upon execution of the agreement. In return, the bank will “cap” the Company’s interest rate at 4.00% for the first $20 million of outstanding debt over the next two years. Should the 30-day LIBOR rate remain at 4.00% or lower, the interest rate cap will result in no settlement. Should the rate climb above 4.00% in the next two years, the bank will settle with the Company on the 29th of each month. Settlement will occur regardless of whether or not the Company has paid down its debt below $20 million.
At July 31, 2005, our minimum lease commitments for the remaining six months of fiscal 2005 were approximately $12.3 million. The present value of total existing minimum operating lease commitments for fiscal years 2006 through 2024 discounted at 9.0% was approximately $92.0 million as of July 31, 2005.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, capital and operating leases and certain revenue-sharing arrangements. As of July 31, 2005, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At July 31, 2005, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Form 10-K for the year ended January 31, 2005.
Other financial measurements. The following table represents our EBITDA and Adjusted EBITDA for the three and six months ended July 31, 2005 and 2004:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
EBITDA	$10,380	$11,322	$21,413	$25,399

Adjusted EBITDA	$5,489	$4,370	$10,053	$10,096
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

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income	$671	$632	$1,425	$2,594
Interest expense	649	449	1,142	814
Income tax expense	443	305	920	1,562
Rental asset depreciation expense	3,723	5,127	8,227	10,992
Property and equipment depreciation expense	4,871	4,787	9,654	9,393
Amortization expense	23	22	45	44

EBITDA	$10,380	$11,322	$21,413	$25,399

The following table reconciles Adjusted EBITDA to our unaudited consolidated financial statements contained herein:

	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net income	$671	$632	$1,425	$2,594
Interest expense	649	449	1,142	814
Income tax expense	443	305	920	1,562
Rental asset depreciation expense	3,723	5,127	8,227	10,992
Property and equipment depreciation expense	4,871	4,787	9,654	9,393
Amortization expense	23	22	45	44
Purchase of rental assets	(4,891)	(6,952)	(11,360)	(15,303)

Adjusted EBITDA	$5,489	$4,370	$10,053	$10,096

Seasonality and Inflation
As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the holiday selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of the fourth quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses that may have been incurred in the first three quarters of the year. We experience reduced video rental activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of superstore openings, the number and popularity of new book, music and video titles, the cost of the new release or “best renter” titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect our operations.
We do not believe that inflation has materially impacted operating results during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2005 outstanding balance of the variable rate debt would be approximately $0.3 million. The impact of an interest rate increase is mitigated by the interest rate cap agreement discussed in the Capital Structure section of the MD&A. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005. Based on this evaluation our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of our common stock for the three months ended July 31, 2005 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Approximate
			shares purchased	dollar value of
			as part of	shares that may
	Total number	Average	publicly	yet be purchased
Period	of shares	price paid	announced plans	under the plans or
(Month ending)	purchased (1)	per share	or programs	programs (2)
May 31, 2005	41,290	$5.85	41,290	N/A
June 30, 2005	112,400	5.95	112,400	N/A
July 31, 2005	29,600	6.03	29,600	N/A

Total	183,290	$5.94	183,290	$1,226,938

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors initially authorized the repurchase of up to $5.0 million of our common stock, and subsequently increased the amount of the repurchase plan by $2.5 million on April 1, 2005. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 1,197,363 shares have been purchased under the repurchase plan at a total cost of approximately $6.3 million, or approximately $5.26 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
Hastings held its annual meeting of shareholders on June 8, 2005. The following person were elected as a director with a three-year term:

Name	Votes For	Votes Withheld
Daryl L. Lansdale	10,185,389	1,018,488
Frank O. Marrs	10,134,892	1,068,985
In addition, the terms of the following persons as a director continued after the meeting: John H. Marmaduke, Gaines L. Godfrey, Jeffrey G. Shrader, and Ann S. Lieff.
In addition, the shareholders approved an amendment to the Company’s 2002 Stock Option Plan for Outside Directors. See Item 5 below. There were 7,226,801 shares voted for the amendment, 1,249,584 against, 359,106 votes withheld and 2,368,386 broker non-votes.
ITEM 5. OTHER INFORMATION.
(a) On June 8, 2005, the shareholders approved an amendment to the Company’s 2002 Stock Option Plan for Outside Directors (the “Plan”). The amendment to the Plan increases the total number of shares of Common Stock authorized for issuance under the Plan by 50,000 shares to an aggregate of 150,000 shares.
ITEM 6. EXHIBITS.
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

HASTINGS ENTERTAINMENT, INC.

Date: September 9, 2005	/s/ Dan Crow

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