Form 10-Q
period 2005-10-31
HASTINGS ENTERTAINMENT INC
filed 2005-12-15
CIK 1054579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                              to
Commission File Number 000-24381
HASTINGS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1386375
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3601 Plains Boulevard, Amarillo, Texas	79102
(Address of principal executive offices)	(Zip Code)
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
Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, as of October 31, 2005:

Class	Shares Outstanding

Common Stock, $.01 par value per share	11,380,373

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended October 31, 2005

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2005 and 2004, and January 31, 2005
(Dollars in thousands, except par value)

	October 31,	October 31,	January 31,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(as restated)
		(as restated)
Assets
Current assets:
Cash	$7,906	$7,081	$9,543
Merchandise inventories, net	164,373	182,524	155,452
Deferred income taxes	3,322	4,657	3,198
Prepaid expenses and other current assets	6,569	6,275	6,945

Total current assets	182,170	200,537	175,138
Property and equipment, net of accumulated depreciation of $162,140, $153,509, and $156,613 at October 31, 2005 and 2004, and January 31, 2005, respectively	75,732	77,434	78,112
Deferred income taxes	2,315	—	308
Intangible assets, net	475	564	542
Other assets	51	16	16

Total Assets	$260,743	$278,551	$254,116

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on capital lease obligations	$132	$237	$243
Trade accounts payable	84,471	102,381	86,082
Accrued expenses and other current liabilities	32,103	31,601	36,166

Total current liabilities	116,706	134,219	122,491
Long term debt, excluding current maturities on capital lease obligations	54,383	56,906	39,603
Deferred income taxes	—	245	—
Other liabilities	2,128	2,515	2,248

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 11,380,373 shares outstanding at October 31, 2005; 11,944,544 shares issued and 11,419,421 shares outstanding at October 31, 2004; 11,944,544 shares issued and 11,455,569 shares outstanding at January 31, 2005	119	119	119
Additional paid-in capital	36,076	36,295	36,382
Retained earnings	54,465	50,935	55,771
Treasury stock, at cost 564,471 shares, 525,123 shares and 488,975 shares at October 31, 2005, and 2004 and January 31, 2005, respectively	(3,134)	(2,683)	(2,498)

Total Shareholders’ Equity	87,526	84,666	89,774

Total Liabilities and Shareholders’ Equity	$260,743	$278,551	$254,116

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended October 31, 2005 and 2004
(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Merchandise revenue	$93,581	$96,257	$298,483	$294,755
Rental revenue	21,006	23,322	67,954	74,173

Total revenues	114,587	119,579	366,437	368,928

Merchandise cost of revenue	64,995	70,387	210,458	211,710
Rental cost of revenue	8,543	9,028	25,791	28,796

Total cost of revenues	73,538	79,415	236,249	240,506

Gross profit	41,049	40,164	130,188	128,422

Selling, general and administrative expenses	44,867	42,250	130,570	125,380
Pre-opening expenses	—	26	92	360

Operating income (loss)	(3,818)	(2,112)	(474)	2,682

Other income (expense):
Interest expense	(778)	(539)	(1,920)	(1,353)
Other, net	66	56	209	232

Income (loss) before income taxes	(4,530)	(2,595)	(2,185)	1,561

Income tax expense (benefit)	(1,799)	(973)	(879)	589

Net income (loss)	$(2,731)	$(1,622)	$(1,306)	$972

Basic income (loss) per share	$(0.24)	$(0.14)	$(0.11)	$0.09

Diluted income (loss) per share	$(0.24)	$(0.14)	$(0.11)	$0.08

Weighted-average common shares outstanding:
Basic	11,367	11,421	11,426	11,400
Dilutive effect of stock options	—	—	—	519

Diluted	11,367	11,421	11,426	11,919

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2005 and 2004
(Dollars in thousands)

	Nine Months Ended
	October 31,
	2005	2004
		(as restated)
Cash flows from operating activities:
Net income (loss)	$(1,306)	$972
Adjustments to reconcile net income to net cash used in operating activities:
Rental asset depreciation expense	12,723	16,668
Purchases of rental inventory	(20,786)	(25,197)
Property and equipment depreciation expense	14,671	14,251
Amortization expense	67	66
Deferred income taxes	(2,131)	521
Loss on rental assets lost, stolen and defective	3,544	3,623
Loss on disposal of non-rental assets	826	665
Non-cash compensation	28	60
Changes in operating assets and liabilities:
Merchandise inventory	(3,930)	(36,629)
Prepaid expenses and other current assets	376	821
Trade accounts payable	(1,611)	20,309
Accrued expenses and other current liabilities	(4,063)	(4,066)
Other assets and liabilities, net	(155)	(344)

Net cash used in operating activities	(1,747)	(8,280)

Cash flows from investing activities:
Purchases of property and equipment	(13,898)	(18,749)

Net cash used in investing activities	(13,898)	(18,749)

Cash flows from financing activities:
Borrowings under revolving credit facility	396,437	411,235
Repayments under revolving credit facility	(381,287)	(383,775)
Payments under capital lease obligations	(172)	(161)
Purchase of treasury stock	(1,611)	(904)
Proceeds from exercise of stock options	641	591

Net cash provided by financing activities	14,008	26,986

Net decrease in cash	(1,637)	(43)
Cash at beginning of period	9,543	7,124

Cash at end of period	$7,906	7,081

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2005 and 2004
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
October 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)
2. Restatement of Prior Period Financial Statements
In light of SEC clarification on the subject, the Company reevaluated its lease accounting practices during fiscal 2004. As a result, the Company corrected its accounting for rent holidays and the amortization of certain leasehold improvements (the “Restatement”), as further discussed in the Company’s most recent Annual Report on Form 10-K. The Restatement of third quarter 2004 results increased net income for the three months ended October 31, 2004 by approximately $0.1 million, or $0.01 per share, decreased total assets by $2.9 million and decreased shareholders’ equity by $2.6 million. Net income for the nine months ended October 31, 2004 was increased approximately $0.4 million, or $0.03 per share, due to the Restatement.
Furthermore, in response to an SEC comment letter, the Company reevaluated its historical presentation of purchases of rental assets in the Statement of Cash Flows. While the historical presentation and related disclosures were consistent with industry practice and believed to be adequate, our reevaluation has concluded that the presentation of the Statement of Cash Flows was not in accordance with SFAS 95, Statement of Cash Flows. Accordingly, the Company has restated its presentation of purchases of rental assets not associated with new store openings to reclassify these purchases in the operating section of the Company’s Statement of Cash Flows, which is a change from our historical presentation of inclusion of such purchases in the investing section. Purchases and sales of rental assets placed as initial stock in our new stores, if material, will be presented in the investing section of the Statement of Cash Flows. The net impact of this reclassification increased cash flows used in operating activities and decreased cash flows used in investing activities by $25.2 million for the nine months ended October 31, 2004. In addition, we have reclassified $1.9 million on the Consolidated Balance Sheets for October 31, 2004 and January 31, 2005, for rental assets that have been converted to previously viewed tapes for sale, from ‘Property and equipment’ to ‘Merchandise inventories.’ The transfer to ‘Merchandise Inventories’ is now recorded at the time of conversion, which is the first date the product is available for sale. This restatement had no effect on Net Income or Shareholders’ equity for any period restated.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2005 and 2004
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

	Three Months Ended October		Nine Months Ended October
	31,		31,
	2005	2004	2005	2004
		(as restated)		(as restated)
Net income, as reported	$(2,731)	$(1,622)	$(1,306)	$972
Add: Stock-based compensation included in reported net income, net of tax	17	—	17	36
Less: Stock-based compensation expense determined under fair value based method, net of tax	(131)	(181)	(399)	(506)

Pro forma net income	$(2,845)	$(1,803)	$(1,688)	$502

Income per share:
Basic, as reported	$(0.24)	$(0.14)	$(0.11)	$0.09
Basic, pro forma	$(0.25)	$(0.16)	$(0.15)	$0.04
Diluted, as reported	$(0.24)	$(0.14)	$(0.11)	$0.08
Diluted, pro forma	$(0.25)	$(0.16)	$(0.15)	$0.04

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Store Closing Reserve
From time to time and in the normal course of business, we evaluate our store base to determine if we need to close one or more stores. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.
Amounts in accrued expenses and other liabilities at October 31, 2005 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statements of operations.
The following tables provide a rollforward of reserves that were established for these charges for the nine months ended October 31, 2005 and 2004.

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2005	$1,283	$—	1,283
Changes in estimates	98	8	106
Additions to provision	394	—	394
Cash outlay	(866)	(8)	(874)

Balance at October 31, 2005	$909	$—	$909

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2004	$2,015	$13	2,028
Changes in estimates	(275)	—	(275)
Additions to provision	156	—	156
Cash outlay	(576)	(13)	(589)

Balance at October 31, 2004	$1,320	$—	$1,320

As of October 31, 2005, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)
5. Income (loss) per Share
     The computations for basic and diluted income (loss) per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net income (loss)	$(2,731)	$(1,622)	$(1,306)	$972

Average shares outstanding:
Basic	11,367	11,421	11,426	11,400
Effect of stock options	—	—	—	519

Diluted	11,367	11,421	11,426	11,919

Income (loss) per share:
Basic	$(0.24)	$(0.14)	$(0.11)	$0.09

Diluted	$(0.24)	$(0.14)	$(0.11)	$0.08

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Shares of common stock underlying options	1,632	1,921	1,632	521

Exercise price range per share	$1.33 to 14.03	$1.33 to $14.03	$1.33 to 14.03	$7.30 to $14.03

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)
6. Litigation and Contingencies
During the past fiscal year, we were named as defendants in lawsuits alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. On October 27, 2005, the Company petitioned the court for summary judgment in one such lawsuit pending in the state of New Mexico. On November 28, 2005, the judge granted the Company’s petition for summary judgment and dismissed all pending claims in that lawsuit.
While we intend to vigorously defend the remaining matters and anticipate favorable results, the ultimate outcome of these matters cannot be estimated at this time. In the event an adverse judgment was rendered, the impact on the Company’s consolidated financial statements could be material.
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
In addition, as discussed in Note 2, we have restated our cash flow presentation of rental video purchases.

Throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.
General
Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, books, video games and videocassettes, video game consoles, and DVD players, as well as trendy products such as t-shirts, action figures, posters, and greeting cards. As of October 31, 2005, we operated 153 superstores primarily in small- to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ending January 31, 2006 is referred to as fiscal 2005, and the twelve-month period ended January 31, 2005 is referred to as fiscal 2004.
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
In accordance with the adoption of SFAS No. 146, we recognize such expense items at the time the location is closed or relocated. The amount recorded can fluctuate based on the age of the closing location, term and remaining years of the lease and the number of stores being closed or relocated. We actively pursue sublease tenants on all closed or relocated locations and, as part of the final estimation of store closing liability, the impact of any sublease income is estimated. The net of the described charges and sublease income estimates can have a material effect on the financial results of an annual or interim period.
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

Vendor Allowances. In 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which addresses the accounting for cash consideration received from a vendor by a reseller for various vendor-funded allowances, including cooperative advertising support. The EITF determined that cash consideration received from a vendor should be presumed to be a reduction of the prices of vendor’s products and, therefore, should be shown as a reduction in the cost of goods sold when recognized in the reseller’s income statements. The only exception to this rule is if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of goods sold when recognized in the reseller’s income statements. In January 2003, the EITF issued transition guidance concluding that this interpretation should be applied to all new or modified arrangements entered into after December 31, 2002. Accordingly, a portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental assets and will be recognized in cost of revenues as inventory is sold and as rental assets are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and, therefore, continue to be recorded as a reduction of SG&A.
Derivative Instruments. In June 2005, the Company entered into an interest rate cap agreement with a major bank as further discussed in the Capital Structure section of this MD&A. Statement of Financial Accounting Standards No. 133 requires us to recognize all derivatives on the balance sheet at fair value. We have designated this derivative as a hedge, and to the extent the hedge is considered effective, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has capitalized the cost of the interest rate cap, and is amortizing this cost over 24 months.

Results of Operations
The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2005	2004	2005	2004
Merchandise revenue	81.7%	80.5%	81.5%	79.9%
Rental revenue	18.3	19.5	18.5	20.1

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	69.5	73.1	70.5	71.8
Rental cost of revenue	40.7	38.7	38.0	38.8

Total cost of revenues	64.2	66.4	64.5	65.2

Gross profit	35.8	33.6	35.5	34.8

Selling, general and administrative expenses	39.1	35.4	35.6	34.0
Pre-opening expenses	—	—	—	0.1

Operating income (loss)	(3.3)	(1.8)	(0.1)	0.7

Other income (expense):
Interest expense	(0.7)	(0.4)	(0.5)	(0.4)
Other, net	—	—	—	0.1

Income (loss) before income taxes	(4.0)	(2.2)	(0.6)	0.4

Income tax expense (benefit)	(1.6)	(0.8)	(0.2)	0.1

Net income (loss)	(2.4)%	(1.4)%	(0.4)%	0.3%

Summary of Superstore Activity

	Three Months Ended		Nine Months Ended		Year Ended
	October 31,		October 31,		January 31,
	2005	2004	2005	2004	2005
Beginning number of stores	153	151	152	148	148
Openings	—	1	1	4	5
Closings	—	—	—	—	(1)

Ending number of stores	153	152	153	152	152

Financial Results for the Third Quarter of Fiscal Year 2005
Revenues. Total revenues for the third quarter decreased $5.0 million, or 4.2%, to $114.6 million compared to $119.6 million for the third quarter of fiscal 2004. The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended October 31,
	2005		2004		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$93,581	81.7%	$96,257	80.5%	$(2,676)	-2.8%
Rental revenue	21,006	18.3%	23,322	19.5%	(2,316)	-9.9%

Total revenues	$114,587	100.0%	$119,579	100.0%	$(4,992)	-4.2%

Comparable-store revenues:
Total	- 4.5%
Merchandise	- 3.1%
Rental	- 10.1%
Below is a summary of the Comp results for those categories:

	Three Months Ended October 31,
	2005	2004
Music	-2.4%	-0.7%
Books	-2.7%	1.9%
Video for sale	-1.4%	9.8%
Video games	-9.4%	51.2%
Sidelines	-1.7%	2.8%
Music Comps decreased 2.4%, which was primarily attributable to a weaker release schedule compared to prior year’s quarter, as well as lower used CD sales. Book Comps decreased 2.7% as a result of a weaker hardback release schedule. Video for sale Comps fell 1.4% due to lower VHS sales, partially offset by increased DVD sales, in particular TV on DVD boxed sets. Video game Comps decreased 9.4% due to a weaker release schedule compared to prior year, as video game distributors prepare for release of new gaming systems in the next two quarters. Sidelines Comps decreased 1.7%, primarily due to fewer sales of greeting cards and collectible cards. We expect total merchandise Comps to be up 3-4% in the 4th quarter.
Rental video Comps decreased 10.1% from the same period last year reflecting continued rental weakness industry-wide. We expect the downward trend in the rental business to continue and project 4th quarter rental Comps to be down 7-8%.
Gross Profit. For the third quarter, total gross profit dollars increased approximately $0.8 million, or 2.0%, to $41.0 million from $40.2 million for the same period last year, primarily as a result of increased productivity in our Distribution Center as well as improved productivity in areas of returns expense and shrinkage. As a percentage of total revenues, gross profit increased to 35.8% for the quarter compared to 33.6% for the same quarter in the prior year.

Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $2.6 million to $44.9 million for the current quarter compared to $42.3 million for the same quarter in the prior year, due in part to approximately $0.6 million in increased health care costs and approximately $0.3 million of costs in connection with documentation of controls and procedures related to the pending adoption of Section 404 of the Sarbanes-Oxley Act. Additionally, we recognized proportionally higher human resource and occupancy costs associated with the operation of a greater number of new, expanded and relocated superstores. As a percentage of total revenues, SG&A increased to 39.2% for the current quarter compared to 35.3% for the same quarter in the prior year.
Financial Results for the Nine Months Ended October 31, 2005
Revenues. Total revenues for the first nine months of fiscal 2005 decreased $2.5 million, or 0.7%, to $366.4 million compared to $368.9 million for the same period in the prior year. The following is a summary of our revenue results (dollars in thousands):

	Nine Months Ended October 31,
	2005		2004		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$298,483	81.5%	$294,755	79.9%	$3,728	1.3%
Rental revenue	67,954	18.5%	74,173	20.1%	(6,219)	-8.4%

Total revenues	$366,437	100.0%	$368,928	100.0%	$(2,491)	-0.7%

Comparable-store revenues:
Total	- 1.8%
Merchandise	0.0%
Rental	- 8.8%
Below is a summary of the Comp results for our merchandise categories:

	Nine Months Ended October 31,
	2005	2004
Music	-1.5%	3.4%
Books	-1.6%	2.7%
Video for sale	0.3%	19.9%
Video games	10.9%	20.7%
Sidelines	8.8%	3.2%
Music Comps decreased 1.5%, primarily due to decreased sales of new release CDs, used CDs, and cassette tapes, partially offset by increased sales of music hardware including guitars, keyboards, and stereo equipment. Book Comps fell 1.6% as a result of decreased sales of mass-market paperbacks, books on cassette, and bargain books. Video for sale Comps rose 0.3% year-to-date due to strong first quarter sales of TV on DVD boxed sets and used DVDs, offset partially by declining VHS sales. Video game Comps rose 10.9% on strong sales of new and used XBOX games as well as video game hardware. Our boutique Comp increase of 8.8% was headlined by the increased sales of body jewelry, novelty t-shirts, and action figures.
Rental video Comps decreased 8.8% from the same period last year reflecting continued rental weakness industry-wide.
Gross Profit. For the current nine months, total gross profit dollars increased approximately $1.8 million, or 1.4%, to $130.2 million from $128.4 million for the same period last year, primarily as a result of improved margin rates and improved cost controls. As a percentage of total revenues, gross profit increased to 35.5% for the nine month period compared to 34.8% for the same period in the prior year.

Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $5.2 million to $130.6 million for the current nine month period compared to $125.4 million for the same period in the prior year, due to additional costs associated with the operation of a greater number of new, expanded and relocated superstores, impairment charges, and costs associated with the documentation of controls and procedures related to the pending adoption of Section 404 of the Sarbanes-Oxley Act. As a percentage of total revenues, SG&A increased to 35.6% for the nine months ended October 31, 2005 compared to 34.0% for the nine months ended October 31, 2004.
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
Historically, we have experienced an increase in our debt level during the third and early fourth quarters of our fiscal year as we build merchandise inventories for the holiday selling season. We reached a borrowing level of approximately $58.3 million in mid-November 2005 and we anticipate that our debt level will be reduced to approximately $25.0 million to $30.0 million during the fourth quarter due to a higher level of repayments following the holiday selling season.
Consolidated Cash Flows
Operating activities. Net cash used in operating activities decreased approximately $6.6 million, from $8.3 million for the nine months ended October 31, 2004 to $1.7 million for the nine months ended October 31, 2005. This decrease primarily resulted from a smaller increase in inventory for the nine months ended October 31, 2005 of approximately $3.9 million compared to an increase of approximately $36.6 million during the first nine months of fiscal 2004. The higher inventory levels at October 31, 2004 were primarily the result of earlier seasonal build-up of merchandise inventory compared to the prior year, particularly in our book and music categories. Partially offsetting this change in merchandise inventory was a decrease in accounts payable of $1.6 million for the nine months ended October 31, 2005, compared to an increase of $20.3 million for the nine months ended October 31, 2004.

Investing activities. Net cash used in investing activities decreased $4.8 million to $13.9 million for the nine months ended October 31, 2005 from $18.7 million for the nine months ended October 31, 2004. This decrease was the result of a decrease in the purchases of property and equipment associated with opening, expanding, relocating, or remodeling of fewer stores.

Financing activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements. For the nine months ended October 31, 2005, net borrowings under debt agreements were $15.2 million compared to $27.5 million for the nine months ended October 31, 2004.
Capital structure. On December 9, 2003, we executed an amendment to our syndicated secured Loan and Security Agreement with certain commercial lenders (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined, and certain rental video assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $80 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (“LIBOR”) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental video assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $15 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. The Facility matures on August 29, 2007. At October 31, 2005, we had $8.1 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The Company is permitted to repurchase up to $15.0 million of our common stock, subject to maintaining a minimum availability of $20.0 million, including the $10 million availability reserve, for 30 days prior to purchase, and one day looking forward after the purchase. At October 31, 2005 and 2004, respectively, we had borrowings outstanding of $54.4 million and $56.5 million under the Facility. The average rate of interest being charged under the Facility for the three and nine months ended October 31, 2005 was 5.7% and 5.3%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2005 was approximately $0.9 million, which reduces the excess availability under the Facility.
From time to time, we enter into interest rate agreements with financial institutions in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. On June 29, 2005, the Company agreed to a two-year interest rate cap agreement, expiring June 29, 2007, with a major bank to hedge $20 million of the Company’s variable-rate debt (30-day LIBOR) against interest rate increases. The terms of the transaction call for the Company to pay the bank $99,700 upon execution of the agreement. In return, the bank will “cap” the Company’s interest rate at 4.00% for the first $20 million of outstanding debt over the next two years. Should the 30-day LIBOR rate remain at 4.00% or lower, the interest rate cap will result in no settlement. Should the rate climb above 4.00% in the next two years, the bank will settle with the Company on the 29th of each month. Settlement will occur regardless of whether or not the Company has paid down its debt below $20 million. At October 31, 2005 the 30-day LIBOR was 4.08%.
At October 31, 2005, our minimum lease commitments for the remaining three months of fiscal 2005 were approximately $6.2 million. The present value of total existing minimum operating lease commitments for fiscal years 2006 through 2024 discounted at 9.0% was approximately $100.9 million as of October 31, 2005.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, capital and operating leases and certain revenue-sharing arrangements. As of October 31, 2005, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, but for the interest rate cap agreement discussed above, nor does our business ordinarily require us to do so. At October 31, 2005, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the year ended January 31, 2005.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2005 outstanding balance of the variable rate debt would be approximately $0.3 million. The impact of an interest rate increase is mitigated by the interest rate cap agreement discussed in the Capital Structure section of Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2005 to determine whether our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In performing this evaluation, management considered our historical presentation of purchases of rental assets in our Statements of Cash Flows in light of SFAS 95, Statement of Cash Flows. We concluded that our historical presentation was not in accordance with generally accepted accounting principles and that certain previously issued quarterly and annual financial statements should be restated. See Note 2 to the Consolidated Financial Statements for a discussion of these changes. Based solely on this change in classification of rental asset purchases, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. As of October 31, 2005, we have cured the identified weakness in our controls and procedures.
Except for changes designed to effect our reclassification of purchases of rental assets on the Statement of Cash Flows (See Note 2 of Notes to Consolidated Financial Statements), there has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
During the past fiscal year, we were named as defendants in lawsuits alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. On October 27, 2005, the Company petitioned the court for summary judgment in one such lawsuit pending in the state of New Mexico. On November 28, 2005, the judge granted the Company’s petition for summary judgment and dismissed all pending claims in that lawsuit.
While we intend to vigorously defend the remaining matters and anticipate favorable results, the ultimate outcome of these matters cannot be estimated at this time. In the event an adverse judgment was rendered, the impact on the Company’s consolidated financial statements could be material.
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

HASTINGS ENTERTAINMENT, INC.
Date: December 15, 2005	/s/ Dan Crow
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