Form 10-K/A
period 2005-01-31
HASTINGS ENTERTAINMENT INC
filed 2006-01-13
CIK 1054579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-K/A
(Amendment No. 1)

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑
Indicate by check mark if the registrant is not required to file reports pursuant ot Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K. ☑

As of July 30, 2004, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $46.1 million based upon the closing market price of $7.30 per share of Common Stock on the Nasdaq National Market on that date. (For the purposes of determination of the above-stated amounts, only the directors, executive officers and 10% or greater shareholders of the registrant have been deemed affiliates; however, this does not represent a conclusion by the registrant that any or all of such persons are affiliates of the registrant.)
Number of shares of $.01 par value Common Stock outstanding as of March 31, 2005: 11,463,899
Explanatory Note
Hastings Entertainment, Inc. is amending its Form 10-K for the fiscal year ended January 31, 2005, to reflect certain adjustments to restate the Company’s consolidated financial statements.
In response to an SEC comment letter, the Company reevaluated its historical presentation of purchases of rental assets in the Statement of Cash Flows. While the historical presentation and related disclosures were consistent with industry practice and believed to be adequate, our reevaluation has concluded that the presentation of the Statement of Cash Flows was not in accordance with SFAS 95, Statement of Cash Flows. Accordingly, the Company has restated its presentation of purchases of rental assets not associated with new store openings to reclassify these purchases in the operating section of the Company’s Statement of Cash Flows, which is a change from our historical presentation of inclusion of such purchases in the investing section. Purchases and sales of rental assets placed as initial stock in our new stores, if material, will be presented in the investing section of the Statement of Cash Flows. The net impact of this reclassification decreased cash flows provided by operating activities and decreased cash flows used in investing activities by $35.1 million, $31.4 million, and $37.7 million for the years ended January 31, 2005, 2004, and 2003, respectively. In addition, we have reclassified $1.9 million and $1.6 million on the Consolidated Balance Sheets for January 31, 2005 and 2004, respectively, for rental assets that have been converted to previously viewed tapes for sale, from ‘Property and equipment’ to ‘Merchandise inventories.’ The transfer to ‘Merchandise Inventories’ is now recorded at the time of conversion, which is the first date the product is available for sale. This restatement had no effect on Net Income or Shareholders’ equity for any period restated. This Form 10-K/A contains changes to Part II – Item 6 – Selected Financial Data, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 – Financial Statements and Supplementary Data to reflect this restatement.
There are no other significant changes to the original Form 10-K other than those outlined above. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K, or modify or update disclosures therein in any way other than as required to reflect the amendment set forth below.

HASTINGS ENTERTAINMENT, INC.
Form 10-K/A Annual Report
For the Fiscal Year Ended January 31, 2005
INDEX

		PAGE
PART II
Item 6.	Selected Financial Data	2
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	4
Item 8.	Financial Statements and Supplementary Data	17
Item 9A.	Controls and Procedures	40

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	41

SIGNATURES		43

CERTIFICATIONS
Consent of Ernst and Young LLP
Certification of CEO Pursuant to Rule 13a-14(a)
Certification of CFO Pursuant to Rule 13a-14(a)
Certification of CEO & CFO Pursuant to Section 906

PART II
ITEM 6. SELECTED FINANCIAL DATA
The five-year selected financial data presented below has been revised to reflect the Company’s restatement related to lease accounting and the presentation of purchases of rental assets in the Statement of Cash Flows, discussed in Note 1 to the Financial Statements. The data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Financial Statements and notes thereto.

	Fiscal Year
(In thousands, except per share and square foot data)	2004	2003	2002	2001	2000
		(restated) (1)		(restated) (1)	(restated) (1)
Income Statement Data:
Merchandise revenue	$440,596	$404,977	$395,548	$379,322	$370,512
Rental video revenue	101,420	103,341	99,846	92,326	87,691

Total revenues	542,016	508,318	495,394	471,648	458,203
Merchandise cost of revenue	319,107	297,523	292,888	280,054	280,459
Rental video cost of revenue	39,791	39,259	41,652	41,504	38,022

Total cost of revenues	358,898	336,782	334,540	321,558	318,481
Gross profit	183,118	171,536	160,854	150,090	139,722
Selling, general and administrative expenses (3) (4)	171,293	162,616	158,025	144,223	149,205
Pre-opening expenses	409	277	479	182	33

Operating income (loss)	11,416	8,643	2,350	5,685	(9,516)
Interest expense	(1,918)	(2,048)	(1,987)	(2,090)	(3,485)
Interest income (5)	—	—	1,291	—	—
Other, net	293	324	237	252	197

Income (loss) before income taxes	9,791	6,919	1,891	3,847	(12,804)
Income tax expense (benefit) (6)	3,982	(1,358)	—	(66)	1,942

Net income (loss)	$5,809	$8,277	$1,891	$3,913	$(14,746)

Basic income (loss) per share	$0.51	$0.73	$0.17	$0.33	$(1.27)
Diluted income (loss) per share	$0.49	$0.72	$0.16	$0.33	$(1.27)

Weighted-average common shares outstanding — basic	11,411	11,327	11,343	11,742	11,645

Weighted-average common shares outstanding — diluted	11,942	11,483	11,779	11,898	11,645

Other Data:
Depreciation (7)	$41,917	$38,675	$40,223	$35,613	$33,501
Capital expenditures (restated) (8)	$24,729	$22,093	$26,969	$19,010	$8,941

Store Data:
Total selling square footage at end of period	3,039,582	2,915,884	2,846,955	2,727,446	2,759,735
Comparable-store revenues increase (9)	5.0%	1.9%	5.0%	4.7%	0.1%

	January 31,
	2005	2004	2003	2002	2001
	(restated) (2)	(restated) (1) (2)	(restated) (1) (2)	(restated) (1) (2)	(restated) (1) (2)
Balance Sheet Data:
Working capital (restated) (10)	$52,647	$38,191	$51,488	$50,445	$45,995
Total assets	254,116	234,560	235,027	227,355	211,142
Total long-term debt, including current maturities on capital lease obligations	39,846	29,844	46,712	33,432	29,610
Total shareholders’ equity	$89,774	$83,946	$75,583	$73,770	$72,321

(1)	In fiscal 2004, like many other retailers, the Company restated its financial statements as the result of clarification from the office of the Chief Accountant of the Securities and Exchange Commission regarding certain lease accounting matters and their application under generally accepted accounting principles. These restatements primarily affected depreciation expense, rent expense, net income, and equity. Fiscal 2001 and 2000 earnings per diluted share decreased $0.01 and $0.02, respectively. See Note 1 of the accompanying financial statements for additional information.

(2)	Working capital amounts reflect reclassification of rental assets that have been converted to previously viewed tapes for sale, from ‘Property and equipment’ to ‘Merchandise inventories,’ as discussed in Note 1 of the accompanying financial statements.

(3)	We recorded pre-tax charges of $2.6 million in fiscal 2002 related to the settlement of shareholder class action lawsuits. These charges reduced net income by $2.6 million or approximately $0.22 per diluted share.

(4)	In fiscal 2000, we recorded $2.7 million in accounting and legal fees associated with the restatement of the first three quarters of fiscal 1999 and the prior four fiscal years. As a result of these fees, fiscal year 2000 net losses were increased by $2.7 million, or $0.23 per diluted share.

(5)	We recorded interest income of approximately $1.3 million in the second quarter of fiscal 2002 as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. As a result, net income was increased by approximately $0.11 per diluted share.

(6)	The results for fiscal year 2003 reflect an income tax benefit of approximately $1.4 million, or $0.12 per diluted share, primarily due to the reversal of a valuation allowance of approximately $4.4 million previously applied against our deferred tax assets. Based on our past three fiscal years of profitability and our projections of future taxable income, we believe that a valuation allowance is no longer required as of January 31, 2004 as the realization of our deferred tax assets is now considered more likely than not.

(7)	Includes amounts associated with our rental video cost amortization.

(8)	Includes purchases of property, equipment, and improvements, as well as purchases of retail locations.

(9)	Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

(10)	Working capital is calculated as total current assets less total current liabilities.

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
Consolidated Cash Flows
Operating Activities. Net cash flows from operating activities decreased $24.2 million, or 58.2%, to $17.4 million in fiscal 2004 from $41.6 million in fiscal 2003. In addition to a decrease in net income of approximately $2.5 million, inventory increased approximately $7.6 million in fiscal 2004 compared to a decrease of approximately $14.3 million in fiscal 2003. Thus, the change in inventory primarily accounts for the decrease in cash provided by operating activities from fiscal 2003 to fiscal 2004. The increase in merchandise inventory is primarily the result of additional required stock due to additional selling square footage in 2004 over 2003 as the result of opening five new stores.
Investing Activities. Net cash used in investing activities increased $2.6 million, or 11.8%, from $22.1 million in fiscal 2003 to $24.7 million in fiscal 2004. This increase was the result of an increase in the purchases of property and equipment associated with additional acquisitions of equipment and leasehold improvements for new, expanded, relocated and remodeled stores.
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
Seasonality and Inflation
Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

Fiscal year 2004:	Quarter
	First	Second	Third	Fourth

	(restated)	(restated)	(restated)
Total revenues	$126,937	$122,412	$119,579	$173,088
Operating income (loss)	3,476	1,318	(2,112)	8,734
% of full year:
Total revenues	23.4%	22.6%	22.1%	31.9%
Operating income (loss)	30.4%	11.5%	(18.4)%	76.5%
Fiscal year 2003:

Fiscal year 2004:	Quarter
	First	Second	Third	Fourth

	(restated)	(restated)	(restated)	(restated)
Total revenues	$116,837	$115,397	$112,843	$163,241
Operating income (loss)	(422)	843	(3,122)	11,344
% of full year:
Total revenues	23.0%	22.7%	22.2%	32.1%
Operating income (loss)	(4.9)%	9.7%	(36.1)%	131.3%
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
HASTINGS ENTERTAINMENT, INC.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Page
Independent Registered Public Accounting Firm’s Report	18

Consolidated Balance Sheets as of January 31, 2005 and 2004	19

Consolidated Statements of Operations for the years ended January 31, 2005, 2004 and 2003	20

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2005, 2004 and 2003	21

Consolidated Statements of Cash Flows for years ended January 31, 2005, 2004 and 2003	22

Notes to Consolidated Financial Statements	23

Schedule

Financial Statement Schedule — The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.	42

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
As discussed in Note 1 to the consolidated financial statements, the Company corrected its policies for accounting for leases, amortization of leasehold improvements, and classification of rental assets on the consolidated statements of cash flows and consolidated balance sheets. The prior periods presented have been restated for these corrections. Additionally, as discussed in Note 1 to the consolidated financial statements, effective January 1, 2003, the Company adopted Emerging Issues Task Force No. 02-16, “Accounting of a Customer (Including a Reseller) for Certain Consideration Received from a Vendor.”

/s/ Ernst & Young LLP
Fort Worth, Texas
March 31, 2005, except for paragraph 5 of Note 1(d), as to which the date is January 9, 2006

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2005 and 2004
(In thousands, except share data)

	January 31,
	2005	2004
	(restated)	(restated)
Assets
Current assets
Cash and cash equivalents	$9,543	$7,124
Merchandise inventories	155,452	140,152
Deferred income taxes	3,198	1,779
Prepaid expenses and other current assets	6,945	7,096

Total current assets	175,138	156,151
Property and equipment, net	78,112	74,437
Deferred income taxes	308	3,154
Intangible assets, net	542	630
Other assets	16	188

	$254,116	$234,560

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities on capital lease obligations	$243	$221
Trade accounts payable	86,082	82,072
Accrued expenses and other current liabilities	36,166	35,667

Total current liabilities	122,491	117,960
Long-term debt, excluding current maturities on capital lease obligations	39,603	29,623
Other liabilities	2,248	3,031

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized;	119	119
11,944,544 shares in fiscal 2004 and 2003 issued; 11,455,569 in fiscal 2004 and 11,363,612 shares in fiscal 2003, outstanding
Additional paid-in capital	36,382	36,598
Retained earnings	55,771	49,962
Treasury stock, at cost	(2,498)	(2,733)

	89,774	83,946

	$254,116	$234,560

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

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended January 31, 2005, 2004 and 2003
(In thousands)

	Fiscal Year
	2004	2003	2002
	(restated)	(restated)	(restated)
Cash flows from operating activities:
Net income	$5,809	$8,277	$1,891
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	22,842	21,006	22,673
Purchases of rental inventory	(35,142)	(31,363)	(37,695)
Property and equipment depreciation expense	19,075	17,669	17,550
Amortization expense	88	87	68
Loss on rental videos lost, stolen and defective	5,774	4,948	5,711
Loss on disposal of property and equipment, excluding rental videos	835	929	1,307
Deferred income taxes	1,427	(1,724)	316
Non-cash compensation	60	90	127
Changes in operating assets and liabilities:
Merchandise inventories	(7,630)	14,259	5,820
Other current assets	151	(616)	(638)
Trade accounts payable	4,010	6,360	(7,706)
Accrued expenses and other liabilities	665	2,087	7,379
Other assets and liabilities, net	(611)	(368)	(2,782)

Net cash provided by operating activities	17,353	41,641	14,021

Cash flows from investing activities:
Purchase of property, equipment and improvements	(24,729)	(22,093)	(26,969)

Net cash used in investing activities	(24,729)	(22,093)	(26,969)

Cash flows from financing activities:
Borrowings under revolving credit facility	574,643	510,459	542,241
Repayments under revolving credit facility	(564,422)	(527,132)	(528,791)
Payments under long-term debt and capital lease obligations	(219)	(195)	(168)
Purchase of treasury stock	(904)	(235)	(521)
Proceeds from exercise of stock options	697	232	315

Net cash provided by (used in) financing activities	9,795	(16,871)	13,076

Net increase in cash	2,419	2,677	128
Cash at beginning of year	7,124	4,447	4,319

Cash at end of year	$9,543	$7,124	$4,447

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

(c)	Basis of Presentation

Certain prior year amounts have been reclassified to conform with the fiscal 2004 presentation.

Our fiscal years ended January 31, 2005, 2004 and 2003 are referred to as fiscal 2004, 2003 and 2002, respectively.

(d)	Restatement of Financial Information

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
Furthermore, in response to an SEC comment letter received in August 2005, the Company reevaluated its historical presentation of purchases of rental assets in the Statement of Cash Flows. Our reevaluation concluded that the presentation of the Statement of Cash Flows was not in accordance with SFAS 95, Statement of Cash Flows. Accordingly, the Company restated its presentation of purchases of rental assets not associated with new store openings to reclassify these purchases in the operating section of the Company’s Statement of Cash Flows, which is a change from our historical presentation of inclusion of such purchases in the investing section. Purchases and sales of rental assets placed as initial stock in new stores, if material, will be presented in the investing section of the Statement of Cash Flows. The net impact of this reclassification decreased cash flows provided by operating activities and decreased cash flows used in investing activities by $35.1 million, $31.4 million, and $37.7 million for the fiscal years ended January 31, 2005, 2004, and 2003, respectively. In addition, we have reclassified $1.9 million and $1.6 million on the Consolidated Balance Sheets for January 31, 2005 and 2004, respectively, for rental assets that have been converted to previously viewed tapes for sale, from ‘Property and equipment’ to ‘Merchandise inventories.’ The transfer to ‘Merchandise Inventories’ is now recorded at the time of conversion, which is the first date the product is available for sale.

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

The majority of rental videos are converted to merchandise inventory and sold through our retail locations as previously viewed tapes. Such revenues and related cost of revenues are included in merchandise revenue and cost of revenues. During fiscal 2004, 2003, and 2002, $9.3 million, $6.0 million, and $5.2 million, respectively, were transferred from rental videos to merchandise inventory at the lower of net book value or market.

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

Hastings Entertainment, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
January 31, 2005 and 2004
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(2)	Merchandise Inventories

Merchandise inventories consisted of the following:

	January 31,
	2005	2004
	(restated)	(restated)
Books	$58,898	$57,272
Music	42,642	38,683
Videos	40,612	33,775
Other	16,016	13,607

	158,168	143,337
Less allowance for inventory shrinkage and obsolescence	2,716	3,185

	$155,452	$140,152

During fiscal 2004 and 2003, we purchased approximately 22% and 23%, respectively, of all products (defined herein as merchandise inventories and rental videos) from three suppliers.
(3)	Property and Equipment

Property and equipment consists of the following:

	January 31,
	2005	2004
	(restated)	(restated)
Rental videos	$45,253	$54,075
Furniture, equipment and software	122,408	108,621
Leasehold improvements	59,405	56,044
Buildings and land	258	258
Work in progress	5,275	3,070
Property under capital leases	2,126	2,126

	234,725	224,194
Less accumulated depreciation and amortization	156,613	149,757

	$78,112	$74,437

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

ITEM 9A. CONTROLS AND PROCEDURES
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2005 to determine whether our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In performing this evaluation, management considered our lease accounting practices in light of a February 7, 2005 letter issued by the office of the Chief Accountant of the SEC to the AICPA regarding lease accounting issues and generally accepted accounting principles (the “SEC Letter”). Our historical lease accounting practices were similar to those used by most other retailers. However, when reviewed against generally accepted accounting principles as set forth in the SEC Letter, we concluded that our historical method of accounting for rent holidays and amortization of certain leasehold improvements was not in accordance with generally accepted accounting principles and that certain previously issued quarterly and annual financial statements should be restated. See Note 1 and Note 14 to the consolidated financial statements for a discussion of the effects of these changes. Furthermore, in response to an SEC Comment letter dated August 2005, management considered our historical presentation of purchases of rental assets in our Statements of Cash Flows in light of SFAS 95, Statement of Cash Flows. We concluded that our historical presentation was not in accordance with generally accepted accounting principles and that certain previously issued quarterly and annual financial statements should be restated. See Note 1(d) to the Consolidated Financial Statements for a discussion of these changes. Based solely on these changes in lease accounting practices and classification of rental asset purchases, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. As of October 31, 2005, we have cured the identified weaknesses in our controls and procedures.
Except for changes designed to effect our lease accounting (See Note 14 of Notes to Consolidated Financial Statements) and reclassification of purchases of non-catalog rental assets on the Statement of Cash Flows (See Note 1(d) of Notes to Consolidated Financial Statements), there has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a)	1.	The following consolidated financial statements of the Company are included in Part II, Item 8:

		Independent Registered Public Accounting Firm’s Report	18
		Consolidated Balance Sheets as of January 31, 2005 and 2004	19
		Consolidated Statements of Operations for the years ended January 31, 2005, 2004 and 2003	20
		Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2005, 2004 and 2003	21
		Consolidated Statements of Cash Flows for the years ended January 31, 2005, 2004 and 2003	22
		Notes to Consolidated Financial Statements	23

	2.	The following financial statement schedules and other information required to be filed by Items 8 and 15(d) of Form 10-K are included in Part IV:
		Schedule II — Valuation and Qualifying Accounts	42
All other schedules are omitted because they are not applicable, not required or the required information is included in the Consolidated Financial Statements and notes thereto.

3.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K.

Exhibit
Number		Description
23.1	(1)	Consent of Ernst and Young LLP.
24.1	(1)	Powers of Attorney (included on signature page).
31.1	(1)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	(1)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	(1)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(i)	Filed herewith.

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

HASTINGS ENTERTAINMENT, INC.

Date: January 13, 2006	By:	/s/ Dan Crow

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

Signature	Title	Date

/s/ John H. Marmaduke	Chairman of the Board, President and chief Executive Officer (Principal Executive Officer)	January 13, 2006

John H. Marmaduke

/s/ Gaines L. Godfrey

Gaines L. Godfrey	Director	January 13, 2006

/s/ Daryl L. Lansdale

Daryl L. Lansdale	Director	January 13, 2006

/s/ Ann S. Lieff

Ann S. Lieff	Director	January 13, 2006

/s/ Stephen S. Marmaduke

Stephen S. Marmaduke	Director	January 13, 2006

/s/ Frank O. Marrs

Frank O. Marrs	Director	January 13, 2006

/s/ Jeffrey G. Shrader

Jeffrey G. Shrader	Director	January 13, 2006