Form 10-Q/A
period 2005-04-30
HASTINGS ENTERTAINMENT INC
filed 2006-01-13
CIK 1054579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, as of April 30, 2005:

Class	Shares Outstanding

Common Stock, $.01 par value per share	11,526,278

Explanatory Note
Hastings Entertainment, Inc. is amending its Form 10-Q for the fiscal quarter ended April 30, 2005, to reflect certain adjustments to restate the Company’s consolidated financial statements.
In response to an SEC comment letter, the Company reevaluated its historical presentation of purchases of rental assets in the Statement of Cash Flows. While the historical presentation and related disclosures were consistent with industry practice and believed to be adequate, our reevaluation has concluded that the presentation of the Statement of Cash Flows was not in accordance with SFAS 95, Statement of Cash Flows. Accordingly, the Company has restated its presentation of purchases of rental assets not associated with new store openings to reclassify these purchases in the operating section of the Company’s Statement of Cash Flows, which is a change from our historical presentation of inclusion of such purchases in the investing section. Purchases and sales of rental assets placed as initial stock in our new stores, if material, will be presented in the investing section of the Statement of Cash Flows. The net impact of this reclassification increased cash flows used in operating activities and decreased cash flows used in investing activities by $6.5 million and $8.4 million for the three months ended April 30, 2005 and 2004, respectively. In addition, we have reclassified $2.2 million, $2.5 million, and $1.9 million on the Consolidated Balance Sheets for April 30, 2005, April 30, 2004, and January 31, 2005, for rental assets that have been converted to previously viewed tapes for sale, from ‘Property and equipment’ to ‘Merchandise inventories.’ The transfer to ‘Merchandise Inventories’ is now recorded at the time of conversion, which is the first date the product is available for sale. This restatement had no effect on Net Income or Shareholders’ equity for any period restated. This Form 10-Q/A contains changes to Item I – Financial Statements, and Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect this restatement.
There are no other significant changes to the original Form 10-Q other than those outlined above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update disclosures therein in any way other than as required to reflect the amendment set forth below.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q/A
For the Quarterly Period Ended April 30, 2005

PART I
ITEM 1 — FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2005 and 2004, and January 31, 2005
(Dollars in thousands, except par value)

	April 30,	April 30,	January 31,
	2005	2004	2005
	(Unaudited)	(Unaudited)
	(As restated)	(As restated)	(As restated)
Assets
Current assets:
Cash	$7,276	$4,297	$9,543
Merchandise inventories, net	150,288	147,277	155,452
Deferred income taxes	3,017	1,935	3,198
Prepaid expenses and other current assets	6,752	6,958	6,945

Total current assets	167,333	160,467	175,138
Property and equipment, net of accumulated depreciation of $157,455, $147,738, and $156,613 at April 30, 2005 and 2004, and January 31, 2005 respectively	75,231	72,182	78,112
Deferred income taxes	1,600	1,741	308
Intangible assets, net	520	608	542
Other assets	17	16	16

Total Assets	$244,701	$235,014	$254,116

Liabilities and Shareholders’ Equity

Current liabilities:
Current maturities on capital lease obligations	$248	$168	$243
Trade accounts payable	76,247	76,900	86,082
Accrued expenses and other current liabilities	31,512	30,598	36,166

Total current liabilities	108,007	107,666	122,491
Long term debt, excluding current maturities on capital lease obligations	44,010	38,513	39,603
Other liabilities	2,145	3,039	2,248

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 11,526,278 shares outstanding at April 30, 2005; 11,944,544 shares issued and 11,359,573 shares outstanding at April 30, 2004; 11,944,544 shares issued and 11,455,569 shares outstanding at January 31, 2005	119	119	119
Additional paid-in capital	36,147	36,557	36,382
Retained earnings	56,525	51,924	55,771
Treasury stock, at cost 418,266 shares, 584,971 shares and 488,975 shares at April 30, 2005, and 2004 and January 31, 2005, respectively	(2,252)	(2,804)	(2,498)

Total Shareholders’ Equity	90,539	85,796	89,774

Total Liabilities and Shareholders’ Equity	$244,701	$235,014	$254,116

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

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2005 and 2004
(Dollars in thousands)

	Three Months Ended
	April 30,
	2005	2004
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$754	$1,962
Adjustments to reconcile net income to net cash used in operating activities:
Rental asset depreciation expense	4,504	5,865
Purchases of rental inventory	(6,469)	(8,351)
Property and equipment depreciation expense	4,783	4,606
Amortization expense	22	22
Deferred income taxes	(1,111)	1,257
Loss on rental assets lost, stolen and defective	1,285	1,253
Loss on disposal of non-rental assets	85	187
Changes in operating assets and liabilities:
Merchandise inventory	7,162	(4,188)
Prepaid expenses and other current assets	193	138
Trade accounts payable	(9,835)	(5,172)
Accrued expenses and other current liabilities	(4,654)	(5,069)
Other assets and liabilities, net	(104)	180

Net cash used in operating activities	(3,385)	(7,310)

Cash flows from investing activities:
Purchases of property and equipment	(3,305)	(4,242)

Net cash used in investing activities	(3,305)	(4,242)

Cash flows from financing activities:
Borrowings under revolving credit facility	140,798	144,096
Repayments under revolving credit facility	(136,327)	(135,209)
Payments under capital lease obligations	(59)	(50)
Purchase of treasury stock	(522)	(191)
Proceeds from exercise of stock options	533	79

Net cash provided by financing activities	4,423	8,725

Net decrease in cash	(2,267)	(2,827)
Cash at beginning of period	9,543	7,124

Cash at end of period	$7,276	$4,297

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
2. Restatement of Financial Information
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
Furthermore, in response to an SEC comment letter received in August 2005, the Company reevaluated its historical presentation of purchases of rental assets in the Statement of Cash Flows. While the historical presentation and related disclosures were consistent with industry practice and believed to be adequate, our reevaluation has concluded that the presentation of the Statement of Cash Flows was not in accordance with SFAS 95, Statement of Cash Flows. Accordingly, the Company has restated its presentation of purchases of rental assets not associated with new store openings to reclassify these purchases in the operating section of the Company’s Statement of Cash Flows, which is a change from our historical presentation of inclusion of such purchases in the investing section. Purchases and sales of rental assets placed as initial stock in our new stores, if material, will be presented in the investing section of the Statement of Cash Flows. The net impact of this reclassification increased cash flows used in operating activities and decreased cash flows used in investing activities by $6.5 million and $8.4 million for the three months ended April 30, 2005 and 2004, respectively. In addition, we have reclassified $2.2 million, $2.5 million, and $1.9 million on the Consolidated Balance Sheets for April 30, 2005, April 30, 2004, and January 31, 2005, for rental assets that have been converted to previously viewed tapes for sale, from ‘Property and equipment’ to ‘Merchandise inventories.’ The transfer to ‘Merchandise Inventories’ is now recorded at the time of conversion, which is the first date the product is available for sale. This restatement had no effect on Net Income or Shareholders’ equity for any period restated.

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
Restatement of Financial Statements
As discussed in Note 2 to the consolidated financial statements, during fiscal 2004, we re-evaluated our lease accounting practices and corrected the way we account for our leases, specifically the accounting for rent holidays and the amortization of certain leasehold improvements. In addition, as discussed in the same note to the consolidated financial statements, we have restated our presentation of purchases of rental assets not associated with new store openings on the Statement of Cash Flows and our presentation of rental assets that have been converted to previously viewed tapes on the Consolidated Balance Sheets.

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

	Three Months Ended April 30,
	2005		2004
		Percent of		Percent of	Increase/(Decrease)
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$104,864	81.2%	$101,102	79.6%	$3,762	3.7%
Rental revenue	24,260	18.8%	25,835	20.4%	(1,575)	-6.1%

Total revenues	$129,124	100.0%	$126,937	100.0%	$2,187	1.7%

Comparable-store revenues:
Merchandise	1.5%
Rental	-6.2%
Total	-0.1%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended April 30,
	2005	2004
Music	-1.3%	5.9%
Books	-3.4%	8.0%
Video for sale	2.4%	24.6%
Video games	30.6%	6.6%
Sidelines	17.1%	5.4%
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
Consolidated Cash Flows
Operating activities. Net cash used in operating activities decreased approximately $3.9 million, from $7.3 million for the three months ended April 30, 2004 to $3.4 million for the three months ended April 30, 2005. This improvement primarily resulted from a decrease in merchandise inventory levels of $7.2 million during the quarter compared to an increase in merchandise inventory levels of $4.2 million in the prior year as well as approximately $1.9 million in fewer rental video inventory purchases. These changes were partially offset by a lower balance in trade accounts payable and several smaller factors including an increased balance in the deferred tax asset account, reduced depreciation expense, and reduced net income.
Investing activities. Net cash used in investing activities decreased $0.9 million to $3.3 million for the three months ended April 30, 2005 from $4.2 million for the three months ended April 30, 2004. This decrease was the result of a decrease in the purchases of property and equipment associated with lower acquisitions of equipment and leasehold improvements for new, expanded, relocated and remodeled stores.
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

ITEM 4. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2005 to determine whether our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In performing this evaluation, management considered our historical presentation of purchases of rental assets in our Statements of Cash Flows in light of SFAS 95, Statement of Cash Flows. We concluded that our historical presentation was not in accordance with generally accepted accounting principles and that certain previously issued quarterly and annual financial statements should be restated. See Note 2 to the Consolidated Financial Statements for a discussion of these changes. Based solely on this change in classification of rental asset purchases, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. As of October 31, 2005, we have cured the identified weakness in our controls and procedures.
Except for changes designed to effect our reclassification of purchases of non-catalog rental assets on the Statement of Cash Flows (See Note 2 of Notes to Consolidated Financial Statements), there has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

HASTINGS ENTERTAINMENT, INC.

Date: January 13, 2006	/s/ Dan Crow
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