Form 10-Q/A
period 2005-07-31
HASTINGS ENTERTAINMENT INC
filed 2006-01-13
CIK 1054579

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

Explanatory Note
Hastings Entertainment, Inc. is amending its Form 10-Q for the fiscal quarter ended July 31, 2005, to reflect certain adjustments to restate the Company’s consolidated financial statements.
In response to an SEC comment letter, the Company reevaluated its historical presentation of purchases of rental assets in the Statement of Cash Flows. While the historical presentation and related disclosures were consistent with industry practice and believed to be adequate, our reevaluation has concluded that the presentation of the Statement of Cash Flows was not in accordance with SFAS 95, Statement of Cash Flows. Accordingly, the Company has restated its presentation of purchases of rental assets not associated with new store openings to reclassify these purchases in the operating section of the Company’s Statement of Cash Flows, which is a change from our historical presentation of inclusion of such purchases in the investing section. Purchases and sales of rental assets placed as initial stock in our new stores, if material, will be presented in the investing section of the Statement of Cash Flows. The net impact of this reclassification increased cash flows used in operating activities and decreased cash flows used in investing activities by $11.4 million and $15.3 million for the six months ended July 31, 2005 and 2004, respectively. In addition, we have reclassified $2.2 million, $2.0 million, and $1.9 million on the Consolidated Balance Sheets for July 31, 2005, July 31, 2004, and January 31, 2005, for rental assets that have been converted to previously viewed tapes for sale, from ‘Property and equipment’ to ‘Merchandise inventories.’ The transfer to ‘Merchandise Inventories’ is now recorded at the time of conversion, which is the first date the product is available for sale. This restatement had no effect on Net Income or Shareholders’ equity for any period restated. This Form 10-Q/A contains changes to Item I – Financial Statements, and Item II – Management’s Discussion and Analysis of Financial Condition and Results of Operations to reflect this restatement.
There are no other significant changes to the original Form 10-Q other than those outlined above. This Form 10-Q/A does not reflect events occurring after the filing of the original Form 10-Q, or modify or update disclosures therein in any way other than as required to reflect the amendment set forth below.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q/A
For the Quarterly Period Ended July 31, 2005

PART I
ITEM 1 — FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2005 and 2004, and January 31, 2005
(Dollars in thousands, except par value)

	July 31,	July 31,	January 31,
	2005	2004	2005
	(Unaudited)	(Unaudited)	(As restated)
	(As restated)	(As restated)
Assets
Current assets:
Cash	$8,286	$5,911	$9,543
Merchandise inventories, net	145,709	152,095	155,452
Deferred income taxes	3,141	2,018	3,198
Prepaid expenses and other current assets	6,772	7,827	6,945

Total current assets	163,908	167,851	175,138
Property and equipment, net of accumulated depreciation of $159,218, $151,421, and $156,613 at July 31, 2005 and 2004, and January 31, 2005, respectively	73,850	74,271	78,112
Deferred income taxes	2,528	2,841	308
Intangible assets, net	497	586	542
Other assets	63	16	16

Total Assets	$240,846	$245,565	$254,116

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on capital lease obligations	$254	$191	$243
Trade accounts payable	63,986	73,058	86,082
Accrued expenses and other current liabilities	34,750	34,841	36,166

Total current liabilities	98,990	108,090	122,491
Long term debt, excluding current maturities on capital lease obligations	49,654	48,292	39,603
Other liabilities	2,067	2,598	2,248

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 11,347,354 shares outstanding at July 31, 2005; 11,944,544 shares issued and 11,442,994 shares outstanding at July 31, 2004; 11,944,544 shares issued and 11,455,569 shares outstanding at January 31, 2005	119	119	119
Additional paid-in capital	36,137	36,409	36,382
Retained earnings	57,196	52,557	55,771
Treasury stock, at cost 597,190 shares, 501,550 shares and 488,975 shares at July 31, 2005, and 2004 and January 31, 2005, respectively	(3,317)	(2,500)	(2,498)

Total Shareholders’ Equity	90,135	86,585	89,774

Total Liabilities and Shareholders’ Equity	$240,846	$245,565	$254,116

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

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2005 and 2004
(Dollars in thousands)

	Six Months Ended
	July 31,
	2005	2004
	(as restated)	(as restated)
Cash flows from operating activities:
Net income	$1,425	$2,594
Adjustments to reconcile net income to net cash used in operating activities:
Rental asset depreciation expense	8,227	10,992
Purchases of rental inventory	(11,360)	(15,303)
Property and equipment depreciation expense	9,654	9,393
Amortization expense	45	44
Deferred income taxes	(2,163)	74
Loss on rental assets lost, stolen and defective	2,675	2,444
Loss on disposal of non-rental assets	313	469
Non-cash compensation	—	60
Changes in operating assets and liabilities:
Merchandise inventory	13,250	(7,795)
Prepaid expenses and other current assets	173	(731)
Trade accounts payable	(22,096)	(9,014)
Accrued expenses and other current liabilities	(1,416)	(826)
Other assets and liabilities, net	(228)	(261)

Net cash used in operating activities	(1,501)	(7,860)

Cash flows from investing activities:
Purchases of property and equipment	(8,754)	(11,976)

Net cash used in investing activities	(8,754)	(11,976)

Cash flows from financing activities:
Borrowings under revolving credit facility	272,575	279,401
Repayments under revolving credit facility	(262,395)	(260,657)
Payments under capital lease obligations	(118)	(105)
Purchase of treasury stock	(1,611)	(452)
Proceeds from exercise of stock options	547	436

Net cash provided by financing activities	8,998	18,623

Net decrease in cash	(1,257)	(1,213)
Cash at beginning of period	9,543	7,124

Cash at end of period	$8,286	$5,911

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
Furthermore, in response to an SEC comment letter received in August 2005, the Company reevaluated its historical presentation of purchases of rental assets in the Statement of Cash Flows. While the historical presentation and related disclosures were consistent with industry practice and believed to be adequate, our reevaluation has concluded that the presentation of the Statement of Cash Flows was not in accordance with SFAS 95, Statement of Cash Flows. Accordingly, the Company has restated its presentation of purchases of rental assets not associated with new store openings to reclassify these purchases in the operating section of the Company’s Statement of Cash Flows, which is a change from our historical presentation of inclusion of such purchases in the investing section. Purchases and sales of rental assets placed as initial stock in our new stores, if material, will be presented in the investing section of the Statement of Cash Flows. The net impact of this reclassification increased cash flows used in operating activities and decreased cash flows used in investing activities by $11.4 million and $15.3 million for the six months ended July 31, 2005 and 2004, respectively. In addition, we have reclassified $2.2 million, $2.0 million, and $1.9 million on the Consolidated Balance Sheets for July 31, 2005, July 31, 2004, and January 31, 2005, for rental assets that have been converted to previously viewed tapes for sale, from ‘Property and equipment’ to ‘Merchandise inventories.’ The transfer to ‘Merchandise Inventories’ is now recorded at the time of conversion, which is the first date the product is available for sale. This restatement had no effect on Net Income or Shareholders’ equity for any period restated.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS.
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of inflation, legal actions, revenue sharing arrangements, our warehouse management system, future debt levels, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:
•	whether our assumptions turn out to be correct;

•	our ability to attain such estimates and expectations;

•	a downturn in market conditions in any industry, including the economic state of retailing, relating to the products we inventory, sell or rent;

•	the effects of, or changes in, economic and political conditions in the U.S. and the markets in which we operate our superstores, including the price of gasoline, the effects of inflation, deflation, recession, war, terrorism, changes in interest and tax rates, the availability of consumer credit and any other matters that influence customer confidence;

•	our ability to forecast and meet customer demand for products;

•	our ability to access suitable merchandise on acceptable terms from merchandise vendors;

•	our continued ability to integrate our new warehouse management system;

•	our ability to attract quality employees and control our labor costs; and

•	our ability to find new sites to lease for our superstores upon acceptable terms.
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
Rental Asset Depreciation. We have a series of direct revenue-sharing agreements with major studios and we anticipate that our future involvement in revenue-sharing agreements will be similar to that of fiscal year 2004. Revenue sharing allows us to acquire rental video assets at a lower up-front capital cost than traditional buying arrangements. We then share with studios a percentage of the actual net rental revenues generated over a contractually determined period of time. The increased access to additional copies of new releases under revenue-

sharing agreements allows customer demand for new releases to be satisfied over the shorter period of time when the new releases are most popular. Under the terms of the specific contracts with supplying studios, we expense revenue-sharing payments through rental video cost of revenue, as revenues are recognized. The capitalized cost of all rental video assets acquired for a fixed price is being amortized on an accelerated basis over six months to a salvage value of $4 per unit, except for rental video assets purchased for the initial stock of a new superstore, which are being amortized on a straight line basis over 36 months to a salvage value of $4. Rental video assets purchased for less than $4 are not amortized.
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
Consolidated Cash Flows
Operating activities. Net cash used in operating activities decreased approximately $6.4 million, from $7.9 million for the six months ended July 31, 2004 to $1.5 million for the six months ended July 31, 2005. This improvement primarily resulted from a decrease in merchandise inventory levels of $13.3 million during the six months, due mostly to $8.2 million in excess inventory in the second quarter of fiscal 2004 which resulted from issues in implementing our new warehouse inventory management system, compared to an increase in merchandise inventory levels of $7.8 million in the prior year as well as approximately $3.9 million in fewer rental video inventory purchases. These changes were partially offset by a decrease in the balance of accounts payable of $22.1 million compared to a decrease of $9.0 million in the prior year, and several smaller factors including, reduced depreciation expense, an increased balance in the deferred tax asset account, and reduced net income.
Investing activities. Net cash used in investing activities decreased $3.2 million to $8.8 million for the six months ended July 31, 2005 from $12.0 million for the six months ended July 31, 2004. This decrease was the result of a decrease in the purchases of property and equipment associated with lower acquisitions of equipment and leasehold improvements for new, expanded, relocated and remodeled stores.
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

ITEM 4. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2005 to determine whether our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. In performing this evaluation, management considered our historical presentation of purchases of rental assets in our Statements of Cash Flows in light of SFAS 95, Statement of Cash Flows. We concluded that our historical presentation was not in accordance with generally accepted accounting principles and that certain previously issued quarterly and annual financial statements should be restated. See Note 2 to the Consolidated Financial Statements for a discussion of these changes. Based solely on this change in classification of rental asset purchases, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective. As of October 31, 2005, we have cured the identified weakness in our controls and procedures.
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