Form 10-K
period 2006-01-31
HASTINGS ENTERTAINMENT INC
filed 2006-04-20
CIK 1054579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number: 000-24381
HASTINGS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Texas (State or other jurisdiction of incorporation or organization)	75-1386375 (IRS Employer Identification No.)

3601 Plains Boulevard, Amarillo, Texas (Address of principal executive offices)	79102 (Zip Code)
(806) 351-2300
(Registrant’s telephone number, including area code)
None
Former name, former address and former fiscal year, if changed since last report
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class Common Stock, $.01 par value per share	Name of each exchange on which registered Nasdaq National Market
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 29, 2005, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $39.9 million based on the closing market price of $6.36 per share of Common Stock as reported on the Nasdaq National Market on that date.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2006

Common Stock, $.01 par value per share	11,395,172
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the Proxy Statement for the annual meeting of	Part II and Part II
Shareholders of the registrant to be held in 2006

HASTINGS ENTERTAINMENT, INC.
Form 10-K Annual Report
For the Fiscal Year Ended January 31, 2006

PART I
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings or with the approval of an authorized executive officer of the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, comparable-store revenues and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon Company management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, whether our assumptions turn out to be correct, our inability to attain such estimates and expectations, a downturn in market conditions in any industry relating to the products we inventory, sell or rent, the effects of or changes in economic conditions in the U.S or the markets in which we operate our stores, volatility of fuel and utility costs, acts of war or terrorism inside the United States or abroad, our success in forecasting customer demand for products and legal proceedings; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 1. BUSINESS.
General
Hastings Entertainment, Inc. (the “Company”) is a leading multimedia entertainment retailer. We operate entertainment stores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, books, video games and videocassettes, video game consoles and DVD players. As of March 31, 2006, we operated 153 stores in small- to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods, which end in January of each following calendar year. For example, the twelve-month period ended January 31, 2006 is referred to as fiscal 2005.
Industry Overviews
Music. According to the Recording Industry Association of America (“RIAA”), total CD shipments by manufacturers to retailers decreased 8.1% to $10.5 billion in 2005 compared to $11.4 billion in 2004. This decrease is primarily attributable to an increase in digital downloads. Including digital downloads, the retail value of physical and digital formats decreased slightly from $12.34 billion in 2004 to $12.27 billion in 2005, or 0.6%. The music industry has continually tried to battle online piracy, a force that has sparked the negative trend in years prior to 2005.
Books. The Association of American Publishers estimates that total book industry sales rose 9.9% in 2005, to an estimated $25.1 billion, up from approximately $22.8 billion in 2004. The adult hardcover segment increased 1.4% to $2.2 billion and adult paperbound publications increased 9.5% to $1.1 billion. Building upon these gains were strong increases in the juvenile hardcover segment of 59.6% to $3.6 billion, due to a popular Harry Potter release in fiscal 2005, but not in 2004.

Rental Video. According to estimates from Paul Kagan Associates (“Kagan”), consumer spending on rental video, including in-store and online rentals, remained stable at $8.1 billion for both 2005 and 2004. Kagan projects that video rental revenues will decline from $8.1 billion in 2005 to approximately $6.7 billion by 2010; however, due to many variables, it is difficult to project the fluctuations in the industry. We believe rental video will remain a viable revenue source for the following reasons:
(i)	Despite increases in the sale of movies detailed below under “Sale Video and Video Games,” according to Kagan, rental transactions continued to exceed sales transactions during 2005. For the industry, rental transactions represented approximately 64.4% of total rental and sell-through transactions during 2005 compared to approximately 69.6% in 2004. We believe renting videos provides consumers with low-cost entertainment, a factor that will continue to drive rental transactions in the future.

(ii)	DVD continued its accelerated acceptance rate with DVD households as a percentage of U.S. television households approximating 75% in 2005 compared to approximately 65% in 2004. Kagan projects that this number will increase to approximately 84% in 2006 and exceed 94% by 2010. This penetration is moving far beyond consumers that were early adopters of the DVD format, and with price points on DVD hardware continuing to decline, we believe more consumers will be renting classic movies and personal favorites in the DVD format for the first time. We also believe that later-adopting DVD households are less likely to purchase DVDs at the high rates of early-adopters.

(iii)	We believe that the DVD format, with its superior picture and sound quality compared to previous movie formats, as well as extra features such as outtakes, director commentary and scene selection, will drive continued growth in the industry.

(iv)	We believe rental video will continue to be a favored entertainment medium for millions of consumers due to its relatively inexpensive price points, broad selection of new release and catalog (older) movies and ability for “viewer control” of the experience (i.e., start, stop, scene selection, and audio setup).

(v)	We believe video game rentals will continue to play an important role in the rental industry. Due to the relatively high purchase prices for game software, rental pricing is an attractive option for consumers, especially those wanting to preview a game prior to making a purchase.
Sale Video and Video Games. According to Kagan, total industry revenues for the sale of DVD and VHS increased approximately 15.4% to $18.7 billion during 2005 compared to $16.2 billion in 2004. This increase resulted primarily from substantially all DVD products being released at prices low enough that consumers could purchase a title at the same time it becomes available for rent. This lower pricing has enabled consumers to build their video libraries and has helped turn casual movie watchers into collectors.
According to the NPD Group, total sales for the video game industry, including portable and console hardware, software and accessories, increased 6% to $10.5 billion in 2005 compared to $9.9 billion in 2004. In 2005, portable game hardware, software, and accessories experienced strong gains of 96%, 42%, and 88%, respectively, and were primarily attributable to Nintendo’s Game Boy Advance, which accounted for 52% of portable software sales. These gains were partially offset by declining sales of console hardware, software, and accessories of 3%, 12%, and 8%, respectively, due primarily to a widely-publicized hardware inventory shortage during the 2005 holiday season.

Business Strategy
Our goal is to enhance our position as a leading multimedia entertainment retailer primarily in small- to medium-sized communities by expanding and remodeling existing stores, opening new stores in selected markets and to a lesser extent, offering our products through the Internet. Each element of our business strategy is designed to build consumer awareness of the Hastings concept and achieve high levels of customer loyalty and repeat business. We believe the key elements of this strategy are the following:
Superior Multimedia Concept. Our stores present a wide variety of product categories with individual products tailored to local preferences in a dynamic and comfortable store atmosphere with exceptional service. Our diverse product categories allow us to more effectively respond to downturns in individual industries. Our stores average approximately 20,000 square feet of sales space, with our new stores generally ranging in size from 15,000 to 25,000 square feet of sales space. Our stores offer customers an extensive product assortment customized for a specific store. Below is a listing of the approximate minimum and maximum title selections for our stores:

	Minimum	Maximum
Product Category	Title Count	Title Count
Books	11,000	72,000
Music	7,000	30,000
Sale VHS, DVD and Video Games	6,000	17,000
Rental VHS, DVD, Video Games	10,000	20,000
Used CDs, DVD, Video Games	4,000	28,000
Used Books	1,000	23,000
Boutique, Consumables and Accessories	3,000	8,000
Periodicals	1,000	4,000
Software	—	1,000
The following table shows our revenue mix as a percentage of total revenues for the last three fiscal years:

	Fiscal Year
Product Category	2005	2004	2003
Music	25%	25%	26%
Books	22%	22%	23%
Video	19%	18%	17%
Rental	17%	19%	20%
Video Games	9%	8%	6%
Boutique	4%	4%	4%
Consumables	3%	2%	2%
Other	1%	2%	2%
All stores carry a core product assortment for each product category that is supplemented with tailored components to accommodate the particular demographic profile of the local market in which the store operates through the utilization of our proprietary purchasing and inventory management systems. We believe that our multimedia format reduces our reliance on and exposure to any particular entertainment segment and enables us to efficiently add exciting new entertainment categories to our product line.
Small to Medium-Sized Market Focus. We target small- to medium-sized markets with populations generally less than 50,000 where our extensive product selection in both new and used products, low pricing strategy, ability to trade-in, efficient operations and superior customer service enable us to become the market’s destination entertainment store. We believe that the small- to medium-sized markets where we operate the majority of our stores present an opportunity to profitably operate and expand our unique entertainment store format. We base our merchandising strategy for our stores on an in-depth understanding of our customers and our individual markets. We strive to optimize each store’s merchandise selection by using our proprietary information systems to analyze the sales history, anticipated demand and demographics of each store’s market. In addition, we utilize flexible layouts that enable each store to present our products according to local interests and to customize the layout in response to new customer preferences and product lines.

Customer-Oriented Format. We design our stores to provide an easy-to-shop, open store atmosphere by offering major product categories in a “store-within-a-store” format. Most of our stores position product with customer affinities together around a wide racetrack aisle or three-across departments (e.g., books, music and video) that are designed to allow customers to view the entire store. Currently 80 stores utilize some form of the three-across format and the Company plans to expand this model to an additional 10 stores in fiscal 2006. This store configuration produces significant cross-marketing opportunities among the various entertainment departments, which we believe results in higher transaction volumes and impulse purchases. To encourage browsing and the perception of Hastings as a community gathering place, we have continued to invest in our line of Hard Back Cafes. At January 31, 2006, we had 60 Hard Back Cafes serving fine gourmet coffee and pastries, many of which allow the customer to place drive-thru orders, and have plans for an additional nine stores to open Hard Back Cafes in Fiscal 2006. Stores without Hard Back Cafes have incorporated other amenities, such as chairs for reading, soft drinks and snacks, music auditioning stations, interactive information kiosks, telephones for free local calls, children’s play areas and in-store promotional events.
Low Pricing. Our pricing strategy is to offer value to our customers by maintaining low prices that are competitive with or lower than the prices charged by other retailers in the market. We determine our prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. We believe that our low pricing structure results in part from (i) our ability to purchase a majority of our products directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) our proprietary information systems, to which we have made improvements that have enabled management to make more precise and targeted purchases and pricing for each store, and (iii) our consistent focus on maintaining low occupancy and operating costs.
Used and Budget-Priced Products. Since 1992, we have bought or traded for customers’ CDs to sell as used product in order to leverage the value of our CD offering. Since 2001, we have added DVDs and video games to our used product offering. In addition to used products, we offer budget-priced products in all of our major product categories to provide enhanced value to our customers. During fiscal 2005 and 2004, we generated approximately 9.4% and 8.3%, respectively, of our total revenues from used and budget-priced products. During fiscal 2005, we tested buying and selling used books in 14 stores. Due to the program’s initial success, we plan to expand the program to an additional 23 stores in fiscal 2006. We believe our multimedia store concept will enhance our offering of used and budget products allowing the customer to choose between a new or a less expensive used copy of the same title.
Internet. Augmenting our store offering, we operate an e-commerce Internet Web site (www.gohastings.com). Our site enables customers to electronically access more than 1,000,000 new and used entertainment products and unique, contemporary gifts. Additionally, we fill Internet orders for used products placed at www.gohastings.com and Amazon Marketplace through Hastings’ iShip program in which 23 stores participate and ship product directly from store inventories. We plan to expand this program to an additional 20 stores in fiscal 2006. Our site features exceptional product and pricing offers, search and auditioning capabilities, and digital downloading of music selections. The Web site is designed to fully integrate into a store kiosk to leverage both the physical and digital shopping experience. The site also features an Investor Relations section with links to past press release information and filings with the Securities and Exchange Commission, including officer certifications of financial information listed as exhibits to such filings.
Expansion Strategy
We plan to open two stores, expand or relocate 12 stores, and remodel 23 stores to accommodate our used book initiatives during fiscal 2006. We have identified potential locations for future stores in under-served, small- to medium-sized markets that meet our new-market criteria. We believe that with our current information systems and distribution capabilities, our infrastructure can support our anticipated rate of expansion and growth for at least the next several years.

Merchandising Strategy
Hastings Entertainment is a leading entertainment retailer. Our core business categories of music, books, videos, video games, boutique, and consumables are unique in the marketplace. These core categories, supplemented by our video and video game rental business and the ability of our customers to buy, sell, and trade used products, create a store environment that appeals to a broad customer base and positions our stores as destination entertainment stores in our targeted small to medium-sized markets.
The specific merchandise mix within our core product categories is continually refined to reflect changing trends and new technologies. Product assortments are tailored to match the local demographic profiles with our customers’ needs at the community level kept in mind. This store level profiling is accomplished through our proprietary purchasing, inventory management, selection, and database management systems.
Information System
Our information system is based on technology that allows for communication and exchange of current information among all locations, corporate and retail, via a wide-area network. The primary components of the information system are as follows:
New Release Allocation. Our buyers use our proprietary new release allocation system to purchase new release products for the stores and have the ability within the system to utilize multiple methods of forecasting demand. By using store-specific sales history, factoring in specific market traits, applying sales curves for similar titles or groups of products and minimizing subjectivity and human emotion from a transaction, the system customizes purchases for each individual store to satisfy customer demand. The process provides the flexibility to allow us to anticipate customer needs, including tracking missed sales and factoring in regional influences. We believe that the new release allocation system enables us to increase revenues by having the optimum levels and selection of products available in each store at the appropriate time to satisfy customers’ entertainment needs.
Rental Asset Purchasing System. Our proprietary rental asset purchasing system uses store-specific performance on individual rental titles to anticipate customer demand for new release rental titles. The system analyzes the first eight weeks’ performance of a similar title and factors in the effect of such influences as seasonal trends, box office draw and prominence of the movie’s cast to customize an optimum inventory for each individual store. The system also allows for the customized purchasing of other catalog rental assets on an individual store basis, additional copy depth requirements under revenue-sharing agreements and timely sell-off of previously viewed tapes. We believe that our rental asset purchasing system allows us to efficiently plan and stock each store’s rental asset inventory, thereby improving performance and reducing exposure from excess inventory.
Store Replenishment. Store replenishment covers three main areas for controlling a store’s inventory.
Selection Management. Selection management constantly analyzes store-specific sales, traits and seasonal trends to determine title selection and inventory levels for each individual store. By forecasting annual sales of products and consolidating recommendations from store management, the system enables us to identify overstocked or understocked items, prompt required store actions and optimize inventory levels. The system tailors each store’s individual inventory to the market, utilizing over 1,200 product categories, configurations and product status.
Model Stock Calculation/Ordering. Model stock calculation uses store-specific sales, seasonal trends and sophisticated-sales curve fitting to forecast orders. It also accounts for turnaround time from a vendor or our distribution center and tracks historical missed sales to adjust orders to adequately fulfill sales potential. Orders are currently calculated on a weekly basis and transmitted by all stores to the corporate office to establish a source vendor for the product.

Inventory Management. Inventory management systems interface with other store systems and accommodate electronic receiving and returns to maintain perpetual inventory information. Cycle counting procedures allow us to perform all physical inventory functions, including the counting of each store’s inventory up to two times per year. The system provides feedback to assist in researching any variances.
Store Systems. Each store has a dedicated server within the store for processing information connected through a wide area network. This connectivity provides consolidation of individual transactions and allows store management and corporate office associates easy access to the information needed to make informed decisions. Transactions at the store are summarized and used to assist in staff scheduling, loss prevention and inventory control. All point of sale transactions utilize scanning technology, allowing for maximum customer efficiency at checkout. During fiscal 2004 we installed chain wide a new labor scheduler software system. The Windows-based software, among other things, requires less time of the store manager to maintain, provides improved measurement and reporting of budget to scheduled and actual labor, and creates review- and exception-based reports at the corporate office for management monitoring.
Accounting and Finance. Our financial accounting software allows us to prepare a variety of management reports covering store and corporate performance. Detailed financial information for each store, as well as for warehouse units, which include our distribution and returns facilities, and the corporate office, are generated on a monthly basis.
Warehouse Management. Our warehouse management system provides for increased product picking and shipping efficiencies, faster product introduction and movement from dock to store shipment. The increased level of detail reporting in our new system allows us to refine product movement within the four walls, effectively manage the cost per unit transactions, and increase on-hand accuracy. It has simplified data sharing across the enterprise, and includes event management, analysis and reporting capabilities.
Distribution and Vendors
Our distribution center is located in a 149,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 21,000 products offered in substantially every store. The distribution center also is used in distributing large purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to receive, process and ship items to be returned to manufacturers and distributors, as well as the rebalancing of merchandise inventories among our stores. This facility currently provides inventory to all Hastings stores and is designed to support our anticipated rate of expansion and growth for at least the next several years. We ship products weekly to each Hastings store, facilitating quick and responsive inventory replenishment. Approximately 23% of our total product, based on store receipts, is distributed through the distribution center. Approximately 77% of our total product is shipped directly from vendors to the stores.
Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low-pricing structure. In fiscal 2005, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three vendors accounted for approximately 19% of total products purchased during fiscal 2005. While selections from a particular artist or author generally are produced by a single studio or publisher, we strive to maintain vendor relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – General” for a description of our returns process.

Store Operations
Most of our stores employ one store manager, one assistant store manager, and one book manager. Store managers and assistant store managers are responsible for the execution of all operational, merchandising and marketing strategies for the store in which they work. Stores also generally have department leaders, who are individually responsible for their respective music, software, video, customer service and stocking departments within each store. Hastings stores are generally open daily from 10:00 a.m. to 11:00 p.m. However, several stores are open 9:00 a.m. to 11:00 p.m. or 10:00 a.m. to 10:00 p.m. The only days our stores are closed are Thanksgiving and Christmas.
Competition
Hastings Entertainment competes, within our trading areas, with all mass and specialty music, book, video, and video game retailers. Additionally, Hastings Entertainment competes with video and video game rental stores and both Internet retail and rental businesses operating in our core product categories.
Trademarks and Servicemarks
We believe our trademarks and servicemarks, including the marks “Hastings Books Music Video;” “Hastings Your Entertainment Superstore;” “Hard Back Café” word mark only, word mark with design in color, and word mark with design in black and white; “Hastings Discover Your Entertainment” word mark with design in color and word mark in black and white have significant value and are important to our marketing efforts. We have registered “Hastings Books Music Video” and “Hastings Your Entertainment Superstore” as servicemarks with the United States Patent and Trademark Office (“USPTO”) and have filed applications for registration with the USPTO with respect to the marks “Hard Back Café” word mark only, word mark with design in color, and word mark with design in black and white; and “Hastings Discover Your Entertainment” word mark with design in color and word mark in black and white. We are currently claiming common law rights in the marks “Buy Sell Trade Rent,” “Hastings Hard Back Café,” and “Hastings Your Entertainment Superstore Hard Back Café.” We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Associates
We refer to our employees as associates because of the critical role they play in the success of each Hastings store and the Company as a whole. As of January 31, 2006, we employed approximately 6,344 associates, of which 1,940 are full-time and 4,404 are part-time associates. Of this number, approximately 5,833 were employed at retail stores, 245 were employed at our distribution center and 266 were employed at our corporate offices. None of our associates is represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company
Below is certain information about the executive officers of Hastings Entertainment, Inc.

Name	Age	Position
John H. Marmaduke	58	Chairman of the Board, President and Chief Executive Officer
Michael Rigby	50	Senior Vice President of Merchandising
Dan Crow	59	Vice President of Finance and Chief Financial Officer
Jeff Ostler	42	Vice President of Stores
Alan Van Ongevalle	38	Vice President of Information Technology & Distribution
Kevin Ball	49	Vice President of Marketing
All executive officers are chosen by the Board of Directors and serve at the Board’s discretion. Information concerning the business experience of our executive officers is as follows:
John H. Marmaduke, age 58, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company’s former parent company, Western Merchandisers, Inc. (“Western”), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart Stores, Inc. Mr. Marmaduke also serves on the board of directors of the Interactive Entertainment Merchants Association. Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 30 years.
Michael Rigby, age 50, has served as Senior Vice President of Merchandising for the Company since December 7, 2005. Mr. Rigby most recently served for five years as Senior Vice President of Alliance Entertainment Corporation (AEC), the largest wholesale distributor of prerecorded music and movies in the nation. Previously, Mr. Rigby spent four years as President and CEO of Fresh Picks, Inc., a provider of retail music and movie category management services to the supermarket sector, as well as four years as Senior National Buyer with Circuit City Stores, Inc.
Dan Crow, age 59, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July of 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and Financial Executives International.
Jeff Ostler, age 42, has served as Vice President of Stores for the Company since August 16, 2005. Mr. Ostler previously served as Division Vice President, Retail Operations of Dollar General Corporation and most recently as Vice President, Store Operations for Denninghouse, Inc., a Canadian corporation operating discount stores under the business name “Buck or Two.”
Alan Van Ongevalle, age 38, has served as Vice President of Information Technology and Distribution since February 2003. From August 2002 to February 2003, Mr. Van Ongevalle served as Vice President of Marketing and Distribution. From May 2000 to August 2002, Mr. Van Ongevalle served as Vice President of Marketing. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and as Director of Advertising from September 1998 to August 1999. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager, Director of New Stores and the Southern Kansas area through September 1998.
Kevin Ball, age 49, has served as Vice President of Marketing of the Company since May of 2004. From 2001 to 2004, Mr. Ball served as Vice President of Marketing at Organized Living, a specialty retailer of home organization products, headquartered in Kansas City. From 2000 to 2001, Mr. Ball held the position of Vice President of Marketing at Crown Books in Washington, D.C. and from 1995 to 2000 was the Director of Marketing at Trans World Entertainment in Albany, N.Y.

Available Information
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. The public may read and copy any materials we file with the SEC at the SEC’s public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (www.sec.gov).
The address of our Internet Web site is (www.gohastings.com) and through the links on the Investor Relations portion of our Web site, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other items filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through our Web site as soon as reasonably practicable after we electronically file with or furnish the material to the SEC. In addition, links to press releases, our board committee charters and our code of ethics for financial and other executive officers are posted in the Investor Relations section.
ITEM 1A. RISK FACTORS.
CAUTIONARY STATEMENTS
The value of an investment in the Company involves significant risks and uncertainties. The following cautionary statements and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.
Our growth is dependent on our ability to execute our expansion strategy.
Our growth strategy is dependent principally on our ability to open new stores and remodel, expand and/or relocate certain of our existing stores and operate them profitably. In general, the rate of our expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of qualified management personnel and our ability to manage the operational aspects of our growth. It also depends upon the availability of adequate capital, which in turn depends in a large part upon the cash flow generated from operations.
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
Our business is dependent upon renewing or entering into new leases on favorable terms.
All of the Company’s stores are located in leased premises. If the cost of leasing existing stores increases, the Company cannot assure that it will be able to maintain its existing store locations as leases expire. In addition, the Company may not be able to enter into new leases on favorable terms or at all, or it may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. The Company’s revenues and earnings may decline if the Company fails to maintain existing store locations, enter into new leases, locate alternative sites or find additional sites for new expansion.

Our business is highly seasonal.
As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the holiday selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of this quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses that may have been incurred in the first three quarters of the year. We experience reduced rental activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music and video titles, the cost of the new release or “best renter” titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect our operations.
Intense competition from traditional retail sources and the Internet may adversely affect our business.
We operate in highly competitive industries. For all of our product categories, we compete directly with national store operators, as well as regional chains and stores, specialty retailers dealing in our products, independent single store operators, discount stores, warehouse and mail order clubs, and mass merchandisers. In addition, the Internet is a significant channel for retailing for most of the product categories that we offer. In particular, the retailing of books, music and video over the Internet is highly competitive. In addition, we face competition from companies engaged in the business of selling books, music and movies and the renting of movies via electronic means, including the downloading of music content and in-home video delivery. An increase in competition in the physical or electronic markets in which we operate could have a material effect on our operations.
Our business is dependent on consumer spending patterns.
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
We rely on certain key personnel.
Management believes that the Company’s continued success will depend, to a significant extent, upon the efforts and abilities of Mr. John H. Marmaduke, Chairman, President and Chief Executive Officer. The loss of the services of Mr. Marmaduke could have a material adverse effect on our operations. We maintain a “key man” term life insurance policy on Mr. Marmaduke for $10 million. In addition, our success depends, in part, on our ability to retain key management and attract other personnel to satisfy our current and future needs. The inability to retain key management personnel or attract additional qualified personnel could have a material adverse effect on our operations.
Our business could be negatively impacted if the in-store video retailer distribution window is reduced or eliminated.
A competitive advantage that in-store video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the in-store video retailer “distribution window.” After the initial theatrical release of a movie, studios generally make their movies available to in-store video retailers (for rental and retail, including by mass merchant retailers) for specified periods of time. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for in-store video retailers varies, but has traditionally ranged from 45 to 60 days for domestic video stores. Thereafter, movies are made sequentially available to television distribution channels.

Our business could be negatively affected if (i) in-store video retailer distribution windows were no longer the first following the theatrical release; (ii) the length of the in-store video retailer distribution windows were shortened; or (iii) the in-store video retailer distribution windows were no longer as exclusive as they are now because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the in-store video retailer distribution window to view a newly released movie on these other distribution channels.
We believe that the studios have a significant interest in maintaining a viable in-store video retail industry. However, the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie, and we cannot predict future decisions by the studios, or the impact, if any, of those decisions. In addition, any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose a risk to the continuation of the distribution window.
Our business is subject to changes in current rental video studio pricing policies.
Recent studio pricing for movies released to in-store video retailers has impacted our video business. Historically, studio pricing was based on whether or not a studio desired to promote a movie for both rental and sale to the consumer, or primarily for rental, from the beginning of the in-store video distribution window. In order to promote a movie title for rental, the title would be released to in-store video retailers at a price that was too high to allow for an affordable sales price by the retailer to the consumer at the beginning of the retail in-store video distribution window. As rental demand subsided, the studio would reduce pricing in order to then allow for reasonably priced sales to consumers. Currently, substantially all DVD titles are released at a price to the in-store video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail in-store video distribution window. This low sell-through pricing policy has led to increasing competition from other retailers, including mass merchants and online retailers, who are able to purchase DVDs for sale to consumers at the same time as traditional in-store video retailers, like Hastings, which purchase both DVDs and VHS product for rental. In addition, some retailers sell movies at lower prices in order to increase overall traffic to their stores or businesses, and mass merchants may be more willing to sell at lower prices, and in some instances, below wholesale. These factors have increased consumer interest in purchasing DVDs, which has reduced the significance of the VHS rental window.
We believe that the increased consumer purchases are due in part to consumer interest in building DVD libraries of classic movies and personal favorites and that the studios will remain dependent on the traditional in-store video retailer to generate revenues for the studios from titles that are not classics or current box office hits. Approximately 60% of most studios’ revenues derive from their home entertainment divisions. We therefore believe the importance of the video rental industry to the studios will continue to be a factor in studio pricing decisions. However, we cannot control or predict studio pricing policies with certainty, and we cannot assure you that consumers will not, as a result of further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors, increasingly desire to purchase rather than rent movies. Personal DVD libraries could also cause consumers to rent or purchase fewer movies in the future. Our profitability could therefore be negatively affected if, in light of any such consumer behavior, we were unable to (i) grow our rental business, (ii) replace gross profits from generally higher-margin rentals with gross profits from increased sales of generally lower-margin sell-through product; or (iii) otherwise positively affect gross profits, such as through price increases or cost reductions. Our ability to achieve one or more of these objectives is subject to risks, including the risk that we may not be able to compete effectively with other DVD retailers, some of whom may have competitive advantages such as the pricing flexibility described above or favorable consumer perceptions regarding value.
Regardless of the wholesale pricing environment, the extent of our profitability is dependent on our ability to enter into and maintain arrangements with the studios that effectively balance copy depth and cost considerations. Each type of arrangement provides different advantages and challenges for us. The ability to negotiate preferred terms under revenue sharing agreements for the procurement of DVD, video games and VHS titles is crucial to our operations. Our profitability could be negatively affected if studios were to make other changes in their wholesale pricing policies and revenue-sharing agreements.

Our business could be negatively impacted by new technology that provides alternate methods of video delivery.
Advances in technologies such as video-on-demand or certain changes in consumer behavior driven by these or other technologies and methods of delivery, could have a negative effect on our business. In particular, our business could be impacted if (i) newly released movies were to be made widely available by the studios to these technologies at the same time or before they are made available to in-store video retailers for rental; and (ii) these technologies were to be widely accepted by consumers. In addition, advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a negative effect on our video store business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers’ homes. Also, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers’ homes.
Changes to Information Technology Systems May Disrupt the Supply Chain.
We use a number of computerized information systems to manage our new release allocations, selection management, merchandise planning, pricing, markdowns, and inventory replenishment at each store and at our distribution facility. These major systems collectively support our supply chain. Through continuing processes of review and evaluation the Company is implementing modifications, enhancements, and upgrades to its information technology systems. In some cases these changes include replacing legacy systems with successor systems. There are inherent risks associated with modifying or replacing these core systems, including timely accurate movement and processing of data, which could possibly result in supply chain disruptions. We believe that the appropriate processes and procedures are in place through our software development life cycle (“SDLC”), design, testing, and staging implementation, along with obtaining appropriate commercial contracts and application documentation with third-party vendors supplying such replacement technologies. There can be no assurances that we will successfully modify, integrate, or launch these new systems or changes as planned or that they will occur without supply chain or other disruptions or without impacts on inventory valuation. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a negative effect on our financial condition and results of operations.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
As of January 31, 2006, we operated 153 stores in 20 states located as indicated in the following table:

Name of State	Number of Stores
Alabama	1
Arkansas	11
Arizona	7
Colorado	4
Georgia	1
Idaho	9
Indiana	1
Iowa	1
Kansas	10
Kentucky	1
Missouri	7
Montana	6
Nebraska	4
New Mexico	15
Oklahoma	12
Tennessee	6
Texas	43
Utah	2
Washington	9
Wyoming	3

Total	153
Currently, we lease sites for all our stores. These sites typically are located in pre-existing, stand-alone buildings or strip shopping centers. Our primary market areas are small- and medium-sized communities with populations generally less than 50,000. We have developed a systematic approach using our site selection criteria to evaluate and identify potential sites for new stores. Key demographic criteria for stores include community            population, community and regional retail sales, personal and household disposable income levels, education levels, median age, and proximity of colleges or universities. Other site selection factors include current competition in the community, visibility, available parking, ease of access and other neighbor tenants.
We actively manage our existing stores and from time to time close under-performing stores. During fiscal 2005 we did not close any stores and during fiscal 2004 we closed one store.
The terms of our store leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a store.
The following table sets forth as of January 31, 2006 the number of stores that have current lease terms that will expire during each of the following fiscal years and the associated number of stores for which we have options to extend the lease term:

	Number of Stores	Options
Fiscal Year 2006	6	6
Fiscal Year 2007	18	18
Fiscal Year 2008	15	14
Fiscal Year 2009	32	30
Fiscal Year 2010	16	12
Thereafter	66	60

Total	153	140

We have not experienced any significant difficulty renewing or extending leases on a satisfactory basis.
Our headquarters and distribution center are located in Amarillo, Texas in a leased facility consisting of approximately 45,000 square feet for office space and 149,000 square feet for the distribution center. The leases for this property terminate in September 2008, and we have the option to renew these leases through March 2020.
ITEM 3. LEGAL PROCEEDINGS.
During the past fiscal year, we were named as defendants in lawsuits alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. On October 27, 2005, the Company petitioned the court for summary judgment in one such lawsuit pending in the state of New Mexico. On November 28, 2005, the judge granted the Company’s petition for summary judgment and dismissed all pending claims in that lawsuit. The plaintiff has subsequently appealed the court’s summary judgment.
While we intend to vigorously defend all outstanding legal matters and anticipate favorable results, the ultimate outcome of these matters cannot be estimated at this time. In the event an adverse judgment was rendered, the impact on the Company’s consolidated financial statements could be material.
We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2005.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The shares of Hastings Entertainment, Inc. common stock are listed and traded on The Nasdaq National Market (Nasdaq) under the symbol “HAST.” Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq:

	High	Low
2005:
First Quarter	$8.47	$5.99
Second Quarter	$6.80	$5.05
Third Quarter	$6.59	$5.26
Fourth Quarter	$5.80	$4.34

2004:
First Quarter	$7.30	$4.40
Second Quarter	$10.25	$6.29
Third Quarter	$8.07	$5.37
Fourth Quarter	$9.99	$6.45
As of March 31, 2006, there were approximately 342 holders of record of our Common Stock.
The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, and our operating and financial condition, among other factors. Our current revolving credit facility restricts the payment of dividends. In view of such restrictions, it is unlikely that we will pay a dividend in the foreseeable future.
With respect to equity compensation plan information, please refer to Item 11 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.
The data set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s Financial Statements and notes thereto.

	Fiscal Year
(In thousands, except per share and square foot data)	2005	2004	2003	2002	2001
Income Statement Data:
Merchandise revenue	$444,291	$440,596	$404,977	$395,548	$379,322
Rental asset revenue	93,640	101,420	103,341	99,846	92,326

Total revenues	537,931	542,016	508,318	495,394	471,648
Merchandise cost of revenue	314,328	322,632	299,055	294,647	281,654
Rental asset cost of revenue	34,458	36,266	37,727	39,893	39,904

Total cost of revenues	348,786	358,898	336,782	334,540	321,558
Gross profit	189,145	183,118	171,536	160,854	150,090
Selling, general and administrative expenses (1)	176,684	171,293	162,616	158,025	144,223
Pre-opening expenses	92	409	277	479	182

Operating income	12,369	11,416	8,643	2,350	5,685
Interest expense	(2,616)	(1,918)	(2,048)	(1,987)	(2,090)
Interest income (2)	—	—	—	1,291	—
Other, net	399	293	324	237	252

Income before income taxes	10,152	9,791	6,919	1,891	3,847
Income tax expense (benefit) (3)	4,457	3,982	(1,358)	—	(66)

Net income	$5,695	$5,809	$8,277	$1,891	$3,913

Basic income per share	$0.50	$0.51	$0.73	$0.17	$0.33
Diluted income per share	$0.49	$0.49	$0.72	$0.16	$0.33

Weighted-average common shares outstanding – basic	11,421	11,411	11,327	11,343	11,742

Weighted-average common shares outstanding – diluted	11,667	11,942	11,483	11,779	11,898

Other Data:
Depreciation (4)	$38,209	$41,917	$38,675	$40,223	$35,613
Capital expenditures (5)	$17,097	$24,729	$22,093	$26,969	$19,010

Store Data:
Total selling square footage at end of period	3,101,627	3,039,582	2,915,884	2,846,955	2,727,446
Comparable-store revenues increase (decrease) (6)	(1.4%)	5.0%	1.9%	5.0%	4.7%

	January 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital (7)	$52,508	$52,404	$39,756	$52,829	$51,431
Total assets	$254,661	$251,299	$233,491	$234,014	$226,042
Total long-term debt, including current maturities on capital lease obligations	$28,151	$37,029	$28,775	$45,699	$32,119
Total shareholders’ equity	$94,693	$89,774	$83,946	$75,583	$73,770

(1)	We recorded pre-tax charges of $2.6 million in fiscal 2002 related to the settlement of shareholder class action lawsuits. These charges reduced net income by $2.6 million or approximately $0.22 per diluted share.

(2)	We recorded interest income of approximately $1.3 million in the second quarter of fiscal 2002 as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. As a result, net income was increased by approximately $0.11 per diluted share.

(3)	The results for fiscal year 2003 reflect an income tax benefit of approximately $1.4 million, or $0.12 per diluted share, primarily due to the reversal of a valuation allowance of approximately $4.4 million previously applied against our deferred tax assets.

(4)	Includes amounts associated with our rental asset cost depreciation.

(5)	Includes purchases of property, equipment, and improvements, as well as purchases of retail locations.

(6)	Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

(7)	Working capital is calculated as total current assets less total current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this Annual Report on Form 10-K.
Overview
Hastings Entertainment is a leading multimedia entertainment retailer that buys, sells, trades, and rents various home entertainment products, including books, music, software, periodicals, new and used DVDs, video games and videocassettes, video game consoles and DVD players through its entertainment stores and its Internet Web site. As of January 31, 2006, we operated 153 stores averaging approximately 20,000 square feet in small- to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. Each of the stores is leased from a third party, wholly-owned by us and operated under the name of Hastings.
Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding and remodeling existing stores, opening new stores in selected markets, and offering our products through our Internet Web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2006 is referred to as fiscal 2005.
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

Rental Asset Depreciation. We have established depreciation policies with respect to our rental assets that allow for the matching of product costs with the related revenues. These policies require that we make significant estimates based upon our experience as to the ultimate revenue and the timing of the revenue to be generated by our rental product. We utilize an accelerated method of depreciation because it approximates the pattern of demand for the product, which is generally higher when the product is initially released for rental by the studios and declines over time. In establishing residual values for our rental product, we consider the sales prices and volume of our previously rented product and other used product.
Based upon these estimates, we currently depreciate the cost of our rental assets on an accelerated basis over six months to a salvage value of $4 per unit ($3.50 for VHS units), except for rental assets purchased for the initial stock of a new store, which are being depreciated on a straight-line basis over 36 months to a salvage value of $4 ($3.50 for VHS units). Rental assets purchased for less than established salvage values are not depreciated.
The costs of rental product purchased pursuant to revenue-sharing arrangements typically include a lower initial product cost and a percentage of the net rental revenues to be shared with studios over an agreed period of time. Additionally, certain titles have performance guarantees. Any up-front costs exceeding $4 per unit ($3.50 for VHS units) are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. The Company analyzes titles that are subject to performance guarantees and recognizes an estimated expense for under-performing titles throughout the applicable period based upon the Company’s analysis of the estimated shortfall. The Company revises these estimates on a monthly basis, according to actual results.
We also review the carrying value of our assets to ensure that estimated future cash flows exceed the carrying value. We record adjustments to the value of previously rented product primarily for estimated obsolete or excess product based upon changes in our original assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those estimated by management, additional adjustments, including adjustments to useful lives or residual values, may be required. We continually evaluate the estimates surrounding the useful lives and residual values used in depreciating our rental assets. Changes to these estimates resulting from changes in consumer demand, changes in our customer preferences or the price or availability of retail products may materially impact the carrying value of our rental assets and our rental margins.
Store Closing Reserve. On a quarterly basis, and in the normal course of business, we evaluate our store base to determine if we need to close or relocate a store(s). Management will evaluate, among other factors, current and future profitability, market trends, age of store and lease status. The primary expense items associated with the closure of a store relate to the net present value of minimum lease payments (the present value of remaining lease payments under an active lease) and the accelerated depreciation of leasehold improvements and other assets not remaining in our possession.
In accordance with SFAS No. 146, we recognize lease termination costs at the time the store is closed or relocated. The amount recorded can fluctuate based on the age of the closing store, term and remaining years of the lease and the number of stores being closed or relocated. We actively pursue sublease tenants on all closed or relocated stores and, as part of the final estimation of store closing liability, the impact of any sublease income is estimated. The net of the described charges and sublease income estimates can have a material effect on the financial results of an annual or interim period.
Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, we evaluate poor performing stores on a quarterly basis to determine whether projected future cash flows over the remaining initial lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the carrying value is less than the fair value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down.

Revenue Recognition. We generate revenue primarily from retail sales and rental of our products. Merchandise and rental revenues are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Revenues are presented net of estimated returns and exclude all taxes. Customers may return certain merchandise for exchange or refund within our policies, and an allowance has been established to provide for projected returns. There are no provisions for uncollectible amounts since payment is received at the time of sale. We, as with most retailers, also offer gift cards for sale. Deferred revenue, a current liability, is recognized at the time a gift card is sold with the costs of designing, printing and distributing the cards recorded as an expense as incurred. The deferred revenue liability is relieved and revenue is recognized upon the redemption of the gift cards. From time to time we will offer sales incentives to customers, in the form of rebates. Revenue is reduced by the amount of estimated redemptions, based on experience of similar types of rebate offers, and a deferred revenue liability is established. The deferred revenue liability is relieved when the customer has completed all criteria necessary to file a valid rebate claim. Any remaining portion of deferred revenue is recorded as revenue following the termination of the extended redemption period and following completion of all outstanding rebate claims. The Company reduces its revenue and recognizes a reserve for the estimated utilization of early return credits received by renters for early return of rentals. The liability is relieved upon the redemption of these early return credits. Additionally, we promote the exchange of multiple used products for new product by our customers.
Comparable-Store Revenue. Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.
Vendor Allowances. In 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which addresses the accounting for cash consideration received from a vendor by a reseller for various vendor-funded allowances, including cooperative advertising support. The EITF determined that cash consideration received from a vendor should be presumed to be a reduction of the prices of vendor’s products and, therefore, should be shown as a reduction in the cost of goods sold when recognized in the reseller’s income statements. The only exception to this rule is if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of goods sold when recognized in the reseller’s income statements. In accordance with EITF 02-16, a portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and the cost of rental assets and will be recognized in cost of revenues as inventory is sold and as rental assets are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore continue to be recorded as a reduction of SG&A.

Results of Operations
The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of stores open at the end of period for the three most recent fiscal years.

	Fiscal Year
	2005	2004	2003
Merchandise revenue	82.6%	81.3%	79.7%
Rental asset revenue	17.4	18.7	20.3

Total revenues	100.0	100.0	100.0
Merchandise cost of revenue	70.7	73.2	73.8
Rental asset cost of revenue	36.8	35.8	36.5

Total cost of revenues	64.8	66.2	66.2
Gross profit	35.2	33.8	33.8
Selling, general and administrative expenses	32.8	31.6	32.0
Pre-opening expenses	0.1	0.1	0.1

	32.9	31.7	32.1

Operating income	2.3	2.1	1.7

Other income (expense):
Interest expense	(0.5)	(0.4)	(0.4)
Interest income	—	—	—
Other, net	0.1	0.1	0.1

	(0.4)	(0.3)	(0.3)

Income before income taxes	1.9	1.8	1.4
Income tax expense (benefit)	0.8	0.7	(0.2)

Net income	1.1%	1.1%	1.6%

	Fiscal Year
	2005	2004	2003
Hastings Stores:
Beginning number of stores	152	148	146
Openings	1	5	5
Closings	—	(1)	(3)

Ending number of stores	153	152	148

Fiscal 2005 Compared to Fiscal 2004
Revenues. Total revenues for fiscal 2005 decreased $4.1 million, or 0.8%, to $537.9 million compared to $542.0 million for the same period in the prior year. The following is a summary of our revenue results (dollars in thousands):

	Fiscal Year
	2005		2004		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$444,291	82.6%	$440,596	81.3%	$3,695	0.8%
Rental revenue	93,640	17.4%	101,420	18.7%	(7,780)	-7.7%

Total revenues	$537,931	100.0%	$542,016	100.0%	$(4,085)	-0.8%

Comparable-store revenues:
Total	-1.4%
Merchandise	0.1%
Rental	-7.5%
Below is a summary of the comparable-store revenues (“Comp”) results for our merchandise categories:

	Fiscal Year
	2005	2004
Music	-1.8%	1.8%
Books	-0.2%	1.5%
Video for sale	1.9%	15.4%
Video games	5.2%	29.6%
Sidelines	5.2%	9.8%
Our video Comp decrease, including the rental and sell-through revenues from all video and video game products, was –1.5% for the fiscal year ended January 31, 2006. In response to consumers’ migration from VHS to DVDs, we have reduced our inventory of VHS units from approximately 1.2 million at January 31, 2005, to approximately 0.7 million units at January 31, 2006. Furthermore, the Company plans no additional purchases of VHS units for Fiscal 2006 and beyond.
Music Comps decreased 1.8%, primarily due to fewer new CD sales from premier artists, fewer cassette sales, and fewer sales of used CDs. These declines were offset partially by increased sales of music hardware, including iPods and other MP3 players. Book Comps fell 0.2% as a result of a slight decrease in the sales of new releases. Video for sale Comps rose 1.9% due to increased sales of DVDs, partially offset by declining sales of VHS. Video game Comps rose 5.2% on increased sales of new and used hardware. Our Sidelines Comp increase of 5.2% was headlined by increases in sales of t-shirts and action figures.
Generally, it is difficult for us to project future Comp sales. Our Comp sales are to a great extent dependent upon the quantity and quality of new releases from the studios, publishers, and hardware manufacturers. However, for Fiscal 2006, we are projecting positive merchandise and rental Comps of approximately 3% and 2%, respectively.
Rental asset Comps decreased 7.5% from the same period last year reflecting continued in-store rental weakness industry-wide.
Gross Profit. For the twelve months ended January 31, 2006, total gross profit dollars increased approximately $6.0 million, or 3.3%, to $189.1 million from $183.1 million for the same period last year. Our merchandise gross profit rate increased to 29.3% from 26.8% for the same period last year, primarily as a result of improved merchandise margin rates, increased efficiencies in our Distribution Center, and lower costs associated with merchandise shrinkage and returned product. Rental gross margin rates decreased to 63.2% from 64.2% in the same period in the prior year, primarily due to changing industry conditions in fiscal 2005, including weak title releases, both in video and video games, which lead our rental revenues to decrease more than anticipated relative to our product purchases. As a percentage of total revenues, total gross profit increased to 35.2% for the twelve month period compared to 33.8% for the same period in the prior year.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $5.4 million to $176.7 million for the twelve-month period ended January 31, 2006, compared to $171.3 million for the same period in the prior year, due to $1.1 million in additional advertising, $0.7 million in costs associated with the documentation of controls and procedures related to the pending adoption of Section 404 of the Sarbanes-Oxley Act, severance payouts of approximately $0.5 million, and additional costs associated with the operation of a greater number of new, expanded and relocated superstores. As a percentage of total revenues, SG&A increased to 32.8% for the twelve months ended January 31, 2006, compared to 31.6% for the twelve months ended January 31, 2005.
Interest Expense. As a percentage of total revenues, interest expense rose to 0.5% in fiscal 2005, compared to 0.4% in fiscal 2004, due to rising interest rates.
Income Taxes. For fiscal 2005, the Company recorded income tax expense of approximately $4.5 million, resulting in an effective tax rate of 43.9%. In the prior fiscal year, the Company recorded income tax expense of approximately $4.0 million, resulting in an effective tax rate of 40.9%. The Company’s effective tax rate rose in fiscal 2005 due to increases in state income tax rates.
Fiscal 2004 Compared to Fiscal 2003
Revenues. Total revenues for fiscal 2004 increased $33.7 million, or 6.6%, to $542.0 million compared to $508.3 million for the same period in the prior year, resulting principally from an increase of 5.0% in comparable-store revenues (“Comps”). The following is a summary of our revenue results (dollars in thousands):

	Fiscal Year
	2004		2003
		Percent of		Percent of	Increase/(Decrease)
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$440,596	81.3%	$404,977	79.7%	$35,619	8.8%
Rental revenue	101,420	18.7%	103,341	20.3%	(1,921)	-1.9%

Total revenues	$542,016	100.0%	$508,318	100.0%	$33,698	6.6%

Comparable-store revenues:
Merchandise	7.5%
Rental	-4.5%
Total	5.0%
The higher merchandise Comps were primarily the result of changes in the following major categories:

	Fiscal Year
	2004	2003
Music	1.8%	-7.5%
Books	1.5%	0.7%
Video for sale	15.4%	17.7%
Video games	29.6%	34.4%
Sidelines	9.8%	5.2%
Our video Comp increase, including the rental and sell-through revenues from all video and video game products, was 7.9% for the fiscal year ended January 31, 2005.

Music Comps increased 1.8%, primarily due to increased sales of new release CDs and music hardware. Book Comps increased 1.5% as a result of strong sales of new release hardbacks and paperbacks. Video for sale Comps rose 15.4% due to increased sales of new and used DVDs, partially offset by declining sales of VHS. Video game Comps rose 29.6% on increased sales of hardware, Microsoft XBOX games, and previously played games. Our Sidelines Comp increase of 9.8% was headlined by increased sales of t-shirts and board games, including strong sales of poker products, partially offset by decreased sales of collectible cards.
Gross Profit. For the fiscal year 2004, total gross profit dollars increased approximately $11.6 million, or 6.8%, to $183.1 million from $171.5 million for the same period last year, primarily as a result of higher revenues. As a percentage of total revenues, gross profit was 33.8% for the fiscal year ended January 31, 2005, the same as the prior year. Gross profit from merchandise sales increased 0.6% from 26.2% in fiscal 2003 to 26.8% for fiscal 2004. Increased merchandise gross profit resulted from margin improvements occurring in each product department, particularly our books and music departments, partially offset by approximately $2.1 million in incremental costs related to the conversion of our warehouse management system and $2.1 million in decreased favorable vendor settlements. The increase in merchandise gross profit was offset by declining gross profit from rental sales, which primarily resulted from lower rental sales, despite improved rental margin rates.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $8.7 million to $171.3 million for the full fiscal year compared to $162.6 million in the prior year, due primarily to higher human resource and occupancy costs associated with the operation of a greater number of new, expanded and relocated stores. As a percentage of total revenues, SG&A decreased to 31.6% for the fiscal year ended January 31, 2005 compared to 32.0% for prior year.
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
Liquidity and Capital Resources
We generate cash from operations exclusively from the sale of merchandise and the rental of products and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental products, opening new stores and expanding existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our amended revolving credit facility. We believe our cash flow from operations and borrowings under our amended revolving credit facility will be sufficient to fund our ongoing operations, new stores and store expansions through fiscal 2006.
Historically we have experienced an increase in our debt level during the third quarter of our fiscal year. For third quarter of fiscal 2006, we are projecting our debt level to increase to approximately $50.0 million to $54.0 million. However, we expect this balance to reduce to approximately $15.0 million to $19.0 million in the fourth quarter due to a higher level of repayments following the holiday selling season. At January 31, 2006, total outstanding debt (including capital lease obligations) was $28.2 million.

Consolidated Cash Flows
Operating Activities. Net cash flows from operating activities increased $3.8 million, or 21.8%, to $21.2 million in fiscal 2005 from $17.4 million in fiscal 2004. The increase was primarily the result of decreased purchases of rental assets.
Investing Activities. Net cash used in investing activities decreased $7.6 million, or 30.8%, from $24.7 million in fiscal 2004 to $17.1 million in fiscal 2005. This decrease was the result of decreased capital expenditures resulting from fewer store openings during the year.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure“). For fiscal 2005, cash used in financing activities was $7.2 million compared to cash provided by financing activities of $8.0 million for fiscal 2004, resulting from net repayments on our revolving credit facility during fiscal 2005 of approximately $8.4 million compared to net borrowings for fiscal 2004 of approximately $8.5 million.
On September 18, 2001, we announced a stock repurchase program of up to $5.0 million of our common stock. On April 4, 2005, the Board of Directors approved an increase of $2.5 million to the program. During fiscal year 2005, we purchased a total of 344,440 shares of common stock at a cost of approximately $2.0 million, or $5.81 per share. As of January 31, 2006, a total of 1,281,463 shares had been purchased under the program at a cost of approximately $6.7 million, for an average cost of approximately $5.23 per share. On March 15, 2006, the Company’s Board of Directors authorized additional stock repurchases in the amount of $5.0 million.
Capital Structure. On July 11, 2005 and February 28, 2006, we executed amendments to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc., (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and after the February 28, 2006 amendment, is limited to a ceiling of $100 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $15 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. Per the amendment executed on February 28, 2006, the Facility matures on August 29, 2011. At January 31, 2006, we had $27.0 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest being charged under the Facility for fiscal years ending January 31, 2006 and 2005 was 5.6% and 3.8%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2006 was approximately $1.1 million, which reduces the excess availability under the Facility.
From time to time, we enter into interest rate agreements with financial institutions in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. On June 29, 2005, the Company agreed to a two-year interest rate cap agreement, expiring June 29, 2007, with a major bank to hedge $20 million of the Company’s variable-rate debt (30-day LIBOR) against interest rate increases. The bank will “cap” the Company’s interest rate at 4.00% for the first $20 million of outstanding debt over the next two years. Should the 30-day LIBOR rate remain at 4.00% or lower, the interest rate cap will result in no settlement. Should the rate climb above 4.00% during the term of the rate cap, the bank will settle with the Company at the end of each month. At January 31, 2006 the 30-day LIBOR was 4.57%. The Company designates this transaction as a hedge in accordance with SFAS 133, which requires the effective portion of the hedge to be accounted for initially as a component of other comprehensive income on the balance sheet. Subsequently, it will be reclassified into the earnings when the transaction affects earnings. Any ineffective portion of the gain or loss is to be reported in earnings immediately. At January 31, 2006, the Company deemed the hedge to be fully effective. For the fiscal year ended January 31, 2006, the Company recognized approximately $141,000, net of tax, as other comprehensive income related to the hedge agreement.
At January 31, 2006, our minimum lease commitments for fiscal 2006 were approximately $24.6 million. The present value of total existing minimum operating lease commitments for fiscal years 2007 through 2025 discounted at 9.0% was approximately $84.6 million as of January 31, 2006.
Contractual Obligations and Off-Balance Sheet Arrangements. Current accounting standards require us to disclose our material obligations and commitments to make future payments under contracts, such as debt and lease agreements. We disclose our contractual long-term debt repayment and the principal portion of capital lease obligations in Note 6 and our current and future operating and capital lease payments in Note 7 to the consolidated financial statements. In the ordinary course of business, we routinely enter into commitments for various aspects of our operations, such as warehouse and office equipment. However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of January 31, 2006, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.
The following summarizes our contractual obligations at January 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-term debt (principal only) (1)	$28,057	$—	$—	$—	$28,057
Operating leases	156,593	24,634	42,461	28,630	60,868
Capital leases (principal and interest)	96	96	—	—	—
Revenue sharing (2)	1,126	1,126	—	—	—

Total	$185,872	$25,856	$42,461	$28,630	$88,925

(1)	Based on our internal forecasts, we estimate interest payments for FY 2006 to be approximately $3.3 million.

(2)	As of January 31, 2006 we were a party to revenue-sharing arrangements with various studios. These agreements include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to non-revenue sharing purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included amounts owed and an estimate of our contractual obligation under these agreements for performance guarantees and minimum purchase requirements for the period in which they can reasonably be estimated, which is approximately two months in the future. Although these contracts may extend beyond the estimated two-month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues recorded during fiscal 2005.

Seasonality and Inflation
Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

	Quarter
Fiscal year 2005:	First	Second	Third	Fourth

Total revenues	$129,124	$122,726	$114,587	$171,494
Operating income (loss)	$1,623	$1,721	$(3,818)	$12,843
% of full year:
Total revenues	24.0%	22.8%	21.3%	31.9%
Operating income (loss)	13.1%	13.9%	(30.8%)	103.8%

	Quarter
Fiscal year 2004:	First	Second	Third	Fourth

Total revenues	$126,937	$122,412	$119,579	$173,088
Operating income (loss)	$3,476	$1,318	$(2,112)	$8,734
% of full year:
Total revenues	23.4%	22.6%	22.1%	31.9%
Operating income (loss)	30.4%	11.5%	(18.4%)	76.5%
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
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. The statement will be effective for public companies no later than the beginning of the first fiscal year commencing after June 15, 2005, which for the Company is the beginning of fiscal 2006. The Company plans to adopt the modified prospective method and is currently evaluating the effect that SFAS 123R will have on its consolidated balance sheets and its statements of shareholders’ equity and cash flows. The Company believes the adoption of SFAS 123R will not have a material impact on results of operations, unless significant future stock grants occur. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized for such excess tax deductions for the years ended January 31, 2006, 2005, and 2004 was not material.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders’ base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2006 outstanding balance of the variable rate debt, after adjustment for the interest rate hedge agreement, would be approximately $0.1 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
HASTINGS ENTERTAINMENT, INC.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	30

Consolidated Balance Sheets as of January 31, 2006 and 2005	31

Consolidated Statements of Operations for the years ended January 31, 2006, 2005 and 2004	32

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2006, 2005 and 2004	33

Consolidated Statements of Cash Flows for years ended January 31, 2006, 2005 and 2004	34

Notes to Consolidated Financial Statements	35

Schedule

Financial Statement Schedule II — The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 15. Exhibits and Financial Statement Schedules.	54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Hastings Entertainment, Inc.
We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. and subsidiaries as of January 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. and subsidiaries at January 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
Fort Worth, Texas
March 28, 2006

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2006 and 2005
(In thousands, except share data)

	January 31,
	2006	2005
Assets
Current assets
Cash and cash equivalents	$3,617	$6,726
Merchandise inventories	165,049	155,452
Deferred income taxes	4,234	3,198
Prepaid expenses and other current assets	7,016	6,945

Total current assets	179,916	172,321
Rental assets, net of accumulated depreciation of $26,501 and $31,499 at January 31, 2006 and 2005, respectively	12,606	13,754
Property and equipment, net	60,013	64,358
Deferred income taxes	1,492	308
Intangible assets, net	454	542
Other assets	180	16

	$254,661	$251,299

Liabilities and Shareholders’ Equity
Current liabilities Current maturities on capital lease obligations	$94	$243
Trade accounts payable	88,991	86,082
Accrued expenses and other current liabilities	38,323	33,592

Total current liabilities	127,408	119,917
Long-term debt, excluding current maturities on capital lease obligations	28,057	36,786
Other liabilities	4,503	4,822

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized;	119	119
11,944,544 shares in fiscal 2005 and 2004 issued; 11,383,172 in fiscal 2005 and 11,455,569 shares in fiscal 2004, outstanding Additional paid-in capital	36,076	36,382
Retained earnings	61,466	55,771
Other comprehensive income	141	—
Treasury stock, at cost	(3,109)	(2,498)

	94,693	89,774

	$254,661	$251,299

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended January 31, 2006, 2005 and 2004
(In thousands, except per share data)

	Fiscal Year
	2005	2004	2003
Merchandise revenue	$444,291	$440,596	$404,977
Rental asset revenue	93,640	101,420	103,341

Total revenues	537,931	542,016	508,318

Merchandise cost of revenue	314,328	322,632	299,055
Rental asset cost of revenue	34,458	36,266	37,727

Total cost of revenues	348,786	358,898	336,782

Gross profit	189,145	183,118	171,536

Selling, general and administrative expenses	176,684	171,293	162,616
Pre-opening expenses	92	409	277

Operating income	12,369	11,416	8,643

Other income (expense):
Interest expense	(2,616)	(1,918)	(2,048)
Other, net	399	293	324

Income before income taxes	10,152	9,791	6,919

Income tax expense (benefit)	4,457	3,982	(1,358)

Net income	$5,695	$5,809	$8,277

Basic income per share	$0.50	$0.51	$0.73

Diluted income per share	$0.49	$0.49	$0.72

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended January 31, 2006, 2005 and 2004
(In thousands, except share data)

			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balances at January 31, 2003	11,944,544	$119	$36,749	$41,685	$—	608,071	$(2,971)	$75,582
Issuance of stock to directors	—	—	(28)	—	—	(25,002)	118	90
Purchase of treasury stock	—	—	—	—	—	73,000	(235)	(235)
Exercise of stock options	—	—	(123)	—	—	(75,137)	355	232
Net income	—	—	—	8,277	—	—	—	8,277

Balances at January 31, 2004	11,944,544	119	36,598	49,962	—	580,932	(2,733)	83,946
Issuance of stock to directors	—	—	25	—	—	(7,344)	35	60
Purchase of treasury stock	—	—	—	—	—	140,600	(904)	(904)
Exercise of stock options	—	—	(241)		—	(225,213)	1,104	863
Net income	—	—	—	5,809	—	—	—	5,809

Balances at January 31, 2005	11,944,544	119	36,382	55,771	—	488,975	(2,498)	89,774
Issuance of stock to directors	—	—	2	—	—	(4,655)	26	28
Purchase of treasury stock	—	—	—	—	—	344,440	(2,069)	(2,069)
Exercise of stock options	—	—	(425)	—	—	(267,388)	1,432	1,007
Other stock-based compensation	—	—	117	—	—	—	—	117
Comprehensive income:
Net income	—	—	—	5,695	—	—	—	5,695
Unrealized gain on interest rate cap, net of $98 in deferred taxes	—	—	—	—	141	—	—	141

Total comprehensive income	—	—	—	—	—	—	—	5,836

Balances at January 31, 2006	11,944,544	$119	$36,076	$61,466	$141	561,372	$(3,109)	$94,693

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended January 31, 2006, 2005 and 2004
(In thousands)

	Fiscal Year
	2005	2004	2003
Cash flows from operating activities:
Net income	$5,695	$5,809	$8,277
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	18,472	22,842	21,006
Purchases of rental assets	(28,900)	(35,142)	(31,363)
Property and equipment depreciation expense	19,737	19,075	17,669
Amortization expense	88	88	87
Loss on rental assets lost, stolen and defective	672	1,221	1,842
Loss on disposal or impairment of property and equipment, excluding rental assets	1,463	835	929
Deferred income taxes	(2,220)	1,427	(1,724)
Non-cash compensation	145	60	90
Changes in operating assets and liabilities:
Merchandise inventories	1,240	(3,077)	17,365
Other current assets	(71)	151	(616)
Trade accounts payable	420	4,010	6,360
Accrued expenses and other liabilities	4,810	725	1,807
Other assets and liabilities, net	(342)	(671)	(88)

Net cash provided by operating activities	21,209	17,353	41,641

Cash flows from investing activities:
Purchase of property, equipment and improvements	(17,097)	(24,729)	(22,093)

Net cash used in investing activities	(17,097)	(24,729)	(22,093)

Cash flows from financing activities:
Borrowings under revolving credit facility	556,224	574,643	510,459
Repayments under revolving credit facility	(564,583)	(566,170)	(527,188)
Payments under long-term debt and capital lease obligations	(210)	(219)	(195)
Purchase of treasury stock	(2,069)	(904)	(235)
Change in cash overdraft	2,489	—	—
Proceeds from exercise of stock options	928	697	232

Net cash provided by (used in) financing activities	(7,221)	8,047	(16,927)

Net increase (decrease) in cash	(3,109)	671	2,621
Cash at beginning of year	6,726	6,055	3,434

Cash at end of year	$3,617	$6,726	$6,055

See accompanying notes to consolidated financial statements.

(1)	Operations and Summary of Significant Accounting Policies
(a)	General

Hastings Entertainment, Inc. and subsidiaries operate a chain of retail stores in 20 states, primarily in the Western and Midwestern United States. Revenues are generated from the sale of new and used music, books, DVDs, videogames, and videocassettes, as well as new software, periodicals, consumables, and accessory products. In addition, our revenues include the rental of DVDs, video games and videocassettes.

(b)	Basis of Consolidation

The consolidated financial statements present the results of Hastings Entertainment, Inc. and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

(c)	Basis of Presentation

Certain prior year amounts have been reclassified to conform with the fiscal 2005 presentation. During the fourth quarter of fiscal 2005, we reclassified an in-transit cash item as a reduction in cash and long-term debt. The reclassification at January 31, 2005 was approximately $2.8 million. We also reclassified a portion of our accrued straight-line rent from short-term to long-term. The reclassification at January 31, 2005 was approximately $2.6 million. Additionally, we reclassified costs associated with our previously viewed tapes from cost of rental revenues to cost of merchandise revenues. This reclassification for the years ended January 31, 2005 and 2004 was approximately $3.5 and $1.5 million, respectively.

We consider our retail and internet operations to be our operating segments for purposes of determining reportable segments based on the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We determined that the Internet segment was immaterial for segment reporting purposes. Therefore, we combine both operating segments into one reporting segment.

Our fiscal years ended January 31, 2006, 2005 and 2004 are referred to as fiscal 2005, 2004 and 2003, respectively.

(d)	Cash and Cash Equivalents

The Company considers all credit card receivables of $1.0 million for both fiscal 2005 and 2004 from MasterCard, Visa, Discover, and American Express, and all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Negative cash balances are reclassified to trade accounts payable.

(e)	Revenue Recognition

Merchandise and rental asset revenue are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Additionally, revenues are presented net of estimated returns and exclude all sales taxes. An allowance has been established to provide for projected merchandise returns.

Gift card liabilities are recorded at the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. The liability is relieved and revenue is recognized upon redemption of the gift cards.

The Company reduces its revenue through reserves for the estimated utilization of early return credits received by renters for early return of rentals. The liability is relieved upon the redemption of these early return credits.
(f)	Merchandise Inventories

Merchandise inventories are recorded at the lower of cost, which approximates the first-in, first-out (FIFO method), or market. Amounts are presented net of the allowance for shrinkage and obsolescence.

Expenses included in cost of revenues include cost of product purchased from vendors; rental asset depreciation expense; shrinkage; inventory markdowns and write-offs; freight charges; receiving costs; inspection costs; and internal transfer costs. In addition, the Company includes in cost of goods sold all expenses associated with our distribution center, including freight, warehouse personnel costs, supplies, maintenance, depreciation, occupancy, property tax, and utility costs; as well as costs associated with our returns center, including vendor refused product, handling charges, return fees, freight, return center personnel costs, supplies, maintenance, depreciation, rent, and utilities. We include occupancy costs for retail locations in SG&A expenses.

The Company transfers rental assets that have been converted to previously viewed tapes for sale, from ‘Property and equipment’ to ‘Merchandise inventories.’ The transfer to ‘Merchandise Inventories’ is recorded at the time of conversion, which is the first date the product is available for sale. During fiscal 2005, 2004, and 2003, $10.8 million, $12.2 million, and $7.5 million, respectively, were transferred from rental assets to merchandise inventory at the lower of net book value or market.

(g)	Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, except for rental assets, which are depreciated using an accelerated depreciation method. Furniture, fixtures, equipment and software are depreciated over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the related lease term or their estimated useful lives. Rental assets, except for the initial purchases for new stores, are depreciated over six months using an accelerated methodology designed to match the revenue stream of the rental asset. The initial purchases of rental assets for new stores are depreciated over 36 months using the straight-line method.

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

In accordance with SFAS No. 144, we evaluate poor performing stores on a quarterly basis to determine whether projected future cash flows over the remaining initial lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the carrying value is less than the fair value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down.

(h)	Financial Instruments

The carrying amount of long-term debt approximates fair value as of January 31, 2006 and 2005 due to the instruments bearing interest at variable market rates. The carrying amount of accounts payable approximates fair value because of its short maturity period.

From time to time, we enter into interest rate agreements with financial institutions in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. On June 29, 2005, the Company entered into a two-year interest rate cap agreement, expiring June 29, 2007, with a major bank to hedge $20 million of the Company’s variable-rate debt (30-day LIBOR) against interest rate increases. The bank will “cap” the Company’s interest rate at 4.00% for the first $20 million of outstanding debt over the term of the rate cap. Should the 30-day LIBOR rate remain at 4.00% or lower, the interest rate cap will result in no settlement. Should the rate climb above 4.00% during the term of the rate cap, the bank will settle with the Company at the end of each month. At January 31, 2006 the 30-day LIBOR was 4.57%. The Company designates this transaction as a hedge in accordance with SFAS 133, which requires the effective portion of the hedge to be accounted for initially as a component of other comprehensive income on the balance sheet. Subsequently, it will be reclassified into the earnings when the transaction affects earnings. Any ineffective portion of the gain or loss is to be reported in earnings immediately. At January 31, 2006, the Company deemed the hedge to be fully effective. For the fiscal year ended January 31, 2006, the Company recognized approximately $141,000, net of tax, as other comprehensive income related to the hedge agreement.

(i)	Stock Option Plans

We account for our stock option plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Compensation expense is recorded for stock options on the date of grant only if the market price of the underlying stock exceeds the exercise price. Under Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), we may elect to recognize expense for stock-based compensation based on the fair value of the awards, or continue to account for stock-based compensation under APB 25 and disclose in the financial statements the effects of SFAS 123 as if the recognition provisions were adopted. We have elected to continue to apply the provisions of APB 25 and provide the pro forma disclosure provisions of SFAS 123.

On January 27, 2006, the Company’s Board of Directors, upon the recommendation of the Compensation Committee of the Board, unanimously approved the acceleration of the vesting date of all outstanding and unvested options issued on or before January 27, 2006, under all current stock option plans, effective the same day. The Company believes that the decision to accelerate the vesting of these options, many of which have exercise prices that are higher than the Company’s current stock price, will give employees increased performance incentives and will enhance current retention. The Company also implemented the acceleration program to eliminate non-cash compensation expense that would have to be recorded in future periods following the Company’s adoption of Financial Accounting Standards Board Statement No. 123, “Share Based Payment (revised 2004),” (FAS 123R) in the first quarter of fiscal 2006. As a result of this acceleration, the Company recognized a charge to stock compensation expense of approximately $117,000 for the year ended January 31, 2006.

The following schedule reflects the impact on net income and net income per share if we had applied the fair value recognition provisions of SFAS 123 to stock based compensation.

	Fiscal Year
	2005	2004	2003
Net income, as reported	$5,695	$5,809	$8,277
Add: Stock-based compensation included in reported net income, net of tax	81	35	55
Less: Stock-based compensation expense determined under fair value based method, net of tax	(1,523)	(687)	(369)

Pro forma net income	$4,253	$5,157	$7,963

Income per share:
Basic, as reported	$0.50	$0.51	$0.73
Basic, pro forma	$0.37	$0.45	$0.70
Diluted, as reported	$0.49	$0.49	$0.72
Diluted, pro forma	$0.36	$0.44	$0.70
(j)	Advertising Costs

Advertising costs for newspaper, television and other media are expensed as incurred. Gross advertising expenses for the fiscal years 2005, 2004, and 2003 were $9.8 million, $8.6 million and $9.8 million, respectively.

We receive payments and credits from vendors pursuant to cooperative advertising programs and display allowances. During fiscal years 2005, 2004 and 2003, we received a total of approximately $7.8 million, $6.6 million and $6.8 million, respectively for such payments and credits. To the extent such payments are a reimbursement for specific, identifiable costs, such amounts are recorded as a reduction in SG&A expenses. The remainder of these payments and allowances are recorded as a reduction of merchandise inventory and the cost of rental assets in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).

(k)	Pre-opening Costs

Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a store’s opening and are expensed as incurred.

(l)	Income Per Share

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). This statement replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation,” and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all companies to measure compensation cost for all share-based payments, including stock options, at fair value. The statement will be effective for public companies no later than the beginning of the first fiscal year commencing after June 15, 2005, which for the Company is the beginning of fiscal 2006. The Company plans to adopt the modified prospective method and is currently evaluating the effect that SFAS 123R will have on its consolidated balance sheets and its statements of shareholders’ equity and cash flows. The Company believes the adoption of SFAS 123R will not have a material impact on results of operations, unless significant future stock grants occur. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options. However, the amount of operating cash flows recognized for such excess tax deductions for the years ended January 31, 2006, 2005, and 2004 was not material.
(2)	Merchandise Inventories
Merchandise inventories consist of the following:

	January 31,
	2006	2005
Books	$67,973	$58,898
Videos	48,973	40,612
Music	41,657	42,642
Other	9,950	16,016

	168,553	158,168
Less allowance for inventory shrinkage and obsolescence	3,504	2,716

	$165,049	$155,452

During fiscal 2005 and 2004, we purchased approximately 19% and 22%, respectively, of all products (defined herein as merchandise inventories and rental assets) from three vendors.

(3)	Property and Equipment
Property and equipment consist of the following:

	January 31,
	2006	2005
Furniture, equipment and software	$135,569	$122,408
Leasehold improvements	61,863	59,405
Buildings and land	258	258
Work in progress	255	5,275
Property under capital leases	1,246	2,126

	199,191	189,472
Less accumulated depreciation	139,178	125,114

Property and equipment, net	$60,013	$64,358

(4)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	January 31,
	2006	2005
Allowance for cost of inventory returns	$1,276	$2,057
Deferred gift card revenue	14,769	13,022
Salaries, vacation, bonus and benefits	7,371	6,655
Short term lease obligations	1,077	1,517
Sales taxes payable	1,923	2,059
Federal income tax payable	5,254	2,281
Other accrued expenses	6,653	6,001

Total	$38,323	$33,592

Merchandise inventories that are not sold can normally be returned to the vendors. The allowance for cost of inventory returns represents estimated costs related to merchandise returned or to be returned to vendors for which credit from the vendor is pending. Because the amount of credit to be received requires estimates, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term.
In the ordinary course of business, we accrue estimated amounts for settlements with certain vendors related to disputed merchandise purchases and returns. Because the ultimate settlement amount requires estimates, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term. During fiscal 2005, 2004, and 2003 we reduced merchandise cost of revenues by approximately $2.2 million, $2.1 million, and $4.2 million, respectively, related to favorable differences between actual settlements with vendors as compared to amounts accrued.

(5)	Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at January 31, 2006 and 2005 include accruals for the net present value of future minimum lease payments, net of estimated sublease income, and other costs attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in our consolidated statement of operations.

The following table provides a rollforward of reserves that were established for these charges for fiscal 2005, 2004 and 2003:

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2003	$2,958	$—	$2,958
Additions to provision	240	150	390
Changes in estimates	(5)	—	(5)
Cash outlay, net	(1,178)	(137)	(1,315)

Balance at January 31, 2004	2,015	13	2,028

Additions to provision	143	—	143
Changes in estimates	(94)	79	(15)
Cash outlay, net	(781)	(92)	(873)

Balance at January 31, 2005	1,283	—	1,283

Additions to provision	253	—	253
Changes in estimates	191	8	199
Cash outlay, net	(1,018)	(8)	(1,026)

Balance at January 31, 2006	$709	$—	$709

As of January 31, 2006, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

(6)	Long-term Debt

Long-term debt and capitalized lease obligations consist of the following:

	January 31,
	2006	2005
Revolving credit facility	$28,057	$36,415
Capitalized lease obligations	94	614

	28,151	37,029
Less current maturities	94	243

	$28,057	$36,786

On July 11, 2005 and February 28, 2006, we executed amendments to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and after the February 28, 2006 amendment, is limited to a ceiling of $100 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $15 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. As a result of the amendment executed on February 28, 2006, the Facility matures on August 29, 2011. At January 31, 2006, we had $27.0 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest being charged under the Facility for fiscal years ending January 31, 2006 and 2005 was 5.6% and 3.8%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2006 was approximately $1.1 million, which reduces the excess availability of the Facility.
The capitalized lease obligation represents one lease on certain retail space with an initial term of 15 years.
The aggregate maturities of long-term debt and capitalized lease obligations for years subsequent to fiscal 2005 are as follows:

2006	$94
2007	—
2008	—
2009	—
2010	—
Thereafter	28,057

$28,151

(7)	Leases

We lease retail space under operating leases with terms ranging from three to 15 years, with certain leases containing renewal options. Lease agreements generally provide for minimum rentals. Some leases also include additional contingent rental amounts based upon specified percentages of sales above predetermined levels. Operating leases are accounted for in conformity with FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. Rental expense for operating leases is comprised of the following:

	Fiscal Year
	2005	2004	2003
Minimum rentals	$22,474	$20,962	$19,595
Contingent rentals	588	648	855
Less sublease income	(95)	(87)	(81)

Rental expense	$22,967	$21,523	$20,369

Future minimum lease payments under non-cancelable operating leases as of January 31, 2006 are:

	Capital	Operating
	leases	leases
2006	$96	$24,634
2007	—	22,607
2008	—	19,854
2009	—	16,276
2010	—	12,354
Thereafter	—	60,868

Total minimum lease payments	96	156,593
Less sublease income		2,328

Net minimum lease payments under operating leases		$154,265

Less amount representing imputed interest	2

Total obligations under capital leases	94
Less current principal maturities of capital lease obligations	94

Obligations under capital leases, excluding current maturities	$—

A director of the Company is a limited partner in various limited partnerships that lease land and improvements to us under certain lease agreements. During fiscal 2005, 2004 and 2003, we made lease payments of $0.4 million, $0.5 million and $0.6 million, respectively related to these lease agreements.

(8)	Income Taxes

Income tax expense (benefit) is comprised of the following:

	Fiscal Year
	2005	2004	2003
Current federal	$5,759	$1,970	$14
Current state and local	918	586	352
Deferred federal	(2,199)	1,229	(1,581)
Deferred state and local	(21)	197	(143)

	$4,457	$3,982	$(1,358)

The difference between expected federal income tax expense (benefit) (computed by applying the statutory rate of 35% to income before income taxes) and actual income tax expense (benefit) is as follows:

	Fiscal Year
	2005	2004	2003
Computed “expected” income tax expense	$3,553	$3,427	$2,422
State and local income taxes, net of federal income tax effect	583	509	533
Other	321	46	123
Changes in valuation allowance	—	—	(4,436)

	$4,457	$3,982	$(1,358)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Year
	2005	2004
Deferred tax assets:
Gift cards	$1,056	$938
Abandoned leases	273	494
Deferred rent and lease incentives	1,875	1,947
Inventories	2,078	1,573
Other	1,100	1,185

Total deferred tax assets	6,382	6,137

Deferred tax liabilities:
Property and equipment	(656)	(2,631)

Total deferred tax liabilities	(656)	(2,631)

Net deferred tax assets	$5,726	$3,506

(9)	Income Per Share

The computations of basic and diluted income per share are as follows:

	Fiscal Year
	2005	2004	2003
Net income	$5,695	$5,809	$8,277

Average shares outstanding:
Basic	11,421	11,411	11,327
Effect of stock options	246	531	156

Diluted	11,667	11,942	11,483

Income per share:
Basic	$0.50	$0.51	$0.73

Diluted	$0.49	$0.49	$0.72

Options to purchase 726,980 shares of Common Stock at exercise prices ranging from $6.095 to $14.03 per share outstanding at January 31, 2006; 523,556 shares of Common Stock at exercise prices ranging from $7.30 per share to $14.03 per share outstanding at January 31, 2005; and 771,800 shares of Common Stock at exercise prices ranging from $3.95 per share to $14.03 per share outstanding at January 31, 2004, were not included in the computation of diluted income per share because their inclusion would have been antidilutive.
(10)	401k and ASOP
Our 401k plan permits full-time employees who have attained age 21 and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the 401k plan and elect to contribute up to 25% of their salary, subject to federal limitations, to the plan. Employer contributions include a quarterly guaranteed match of 25% of employee contributions up to a maximum of 6% deferral of compensation and are allocated solely to those employees who are participating in the plan and are employed on the last day of the plan quarter or who became disabled, died, or retired during the plan quarter. Also included is a discretionary match based on specific criteria reviewed every fiscal six-month period by management and approved by the Board of Directors. This discretionary match is allocated solely to those employees who are participating in the plan and are employed on the last day of the six-month period.
Our Associate Stock Ownership Plan (ASOP) permits full-time employees who have attained age 21 and completed one year of service and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the ASOP. Employer contributions are determined at the discretion of management. The Board of Directors has determined that the level of contributions will be made based on attaining operational profit goals as set by the Board of Directors. The contribution is based on a percentage of participants’ eligible compensation. Common shares held by the ASOP were 490,997, 459,864, and 385,252 at January 31, 2006, 2005, and 2004, respectively. Shares issued and held under the ASOP plan are included as outstanding shares for the purposes of calculating income per share.
Amounts expensed related to the 401k and ASOP Plans were $1.3 million, $0.6 million, and $1.5 million for fiscal 2005, 2004, and 2003, respectively.

11)	Shareholders’ Equity

We have six stock option plans: the 1991 and 1994 Stock Option Plans, the 1996 and 2002 Incentive Stock Plan and the 1996 and 2002 Outside Directors Plan (for non-employee directors). A total of 505,900 shares may be granted under each of the 1991 and 1994 Stock Option Plans, 632,375 shares may be granted under the 1996 Incentive Stock Plan, 500,000 shares may be granted under the 2002 Incentive Stock Plan, 101,180 shares may be granted under the 1996 Outside Directors Plan and 150,000 shares may be granted under the 2002 Outside Directors Plan. As of January 31, 2006, we had 437,494 options available for future issuances under all stock option plans.

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

We also have a management stock purchase plan that authorizes the issuance of up to 227,655 shares of common stock, pursuant to agreements providing for the purchase of restricted stock units (RSU’s). The cost of each RSU is equal to 75% of the fair market value of the common stock of the Company on the date the RSU is awarded. During fiscal years 2005, 2004 and 2003, there were no RSU’s awarded under the Plan. Compensation expense is then recognized using the straight-line method over three years, which is the vesting period of the RSU’s. Under this methodology, we recorded approximately $0, $18 and $218 of compensation expense in fiscal year 2005, 2004 and 2003, respectively. As of January 31, 2006, 2005 and 2004, there were 0, 0, and 552 RSU’s outstanding under the plan, respectively.

A summary of information with respect to all stock option plans is as follows:

		Weighted-average
		exercise price
	Options	(in dollars)
Outstanding at January 31, 2003	1,755,339	$5.97
Granted	367,779	3.42
Exercised	(75,137)	3.12
Forfeited and expired	(130,529)	4.20

Outstanding at January 31, 2004	1,917,452	$5.71
Granted	310,493	6.03
Exercised	(225,213)	3.10
Forfeited and expired	(115,517)	4.92

Outstanding at January 31, 2005	1,887,215	$6.12
Granted	144,680	5.52
Exercised	(267,388)	3.47
Forfeited and expired	(160,640)	6.20

Outstanding at January 31, 2006	1,603,867	$6.50

Options available for grant at January 31, 2006	437,494

At January 31, 2006, the options outstanding and options exercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

		Weighted-	Weighted-average
		average exercise	remaining
	Options	price (in dollars)	contractual life
Range: $1.27 to $4.99
Options outstanding and exercisable at January 31, 2006	587,814	$3.24	5.46 years

Range: $5.00 to $9.99
Options outstanding and exercisable at January 31, 2006	577,973	$6.24	7.24 years

Price: $10.00 to $14.03
Options outstanding and exercisable at January 31, 2006	438,080	$11.24	1.03 years
At January 31, 2006, 2005 and 2004, the number of options exercisable was 1,603,867; 959,076; and 886,253, respectively, and the weighted-average exercise price of those options was $6.50, $7.55 and $7.75, respectively.
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
The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model for SFAS 123 disclosure purposes, is as follows (in dollars):

	Weighted Average Exercise price for			Weighted Average Fair value for
	Fiscal Year			Fiscal Year
	2005	2004	2003	2005	2004	2003
Options granted at market price	$5.52	$5.99	$3.41	$3.03	$3.34	$2.13
Options granted at prices exceeding market price	$—	$6.31	$3.72	$—	$2.98	$0.08
Total options granted	$5.52	$6.03	$3.42	$3.03	$3.31	$2.12
The following assumptions were used in the calculation of fair value:

	Fiscal Year
	2005	2004	2003
Expected dividend yield	$—	—	—
Risk-free interest rate	4.27%	2.71%	3.24%
Expected life in years	4.98	5.28	4.96
Volatility	.60	.62	.74

(12)	Supplemental Cash Flow Information

Cash payments for interest during fiscal 2005, 2004 and 2003 totaled $2.6 million, $2.1 million and $2.1 million, respectively. Cash payments for income taxes during fiscal 2005, 2004 and 2003 totaled $3,513,481; $259,780; and $187,558, respectively.

(13)	Commitments and Contingencies

The Company is obligated to pay certain studios minimum amounts associated with certain revenue-sharing agreements related to rental assets. As of January 31, 2006, such minimum future payments approximated $1,126,000, which are expected to be paid during fiscal 2006.

During the past fiscal year, we were named as defendants in lawsuits alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. On October 27, 2005, the Company petitioned the court for summary judgment in one such lawsuit pending in the state of New Mexico. On November 28, 2005, the judge granted the Company’s petition for summary judgment and dismissed all pending claims in that lawsuit. The plaintiff has subsequently appealed the court’s summary judgment.

While we intend to vigorously defend all outstanding legal matters and anticipate favorable results, the ultimate outcome of these matters cannot be estimated at this time. In the event an adverse judgment was rendered, the impact on the Company’s consolidated financial statements could be material.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.

(14)	Interim Financial Results (Unaudited)

Fiscal year 2005:	Quarter
	First	Second	Third	Fourth

Total revenues	$129,124	$122,726	$114,587	$171,494
Total cost of revenues	85,086	77,625	73,538	112,537
Selling, general and administrative expenses	42,327	43,376	44,867	46,114
Pre-opening expenses	88	4	—	—
Operating income (loss)	1,623	1,721	(3,818)	12,843
Interest (expense) and other income, net	(392)	(607)	(712)	(506)
Income (loss) before taxes	1,231	1,114	(4,530)	12,337
Income tax expense (benefit)	477	443	(1,799)	5,336
Net income (loss)	754	671	(2,731)	7,001
Basic income (loss) per share	$0.07	$0.06	$(0.24)	$0.61
Diluted income (loss) per share	$0.06	$0.06	$(0.24)	$0.61

Fiscal year 2004:	Quarter
	First	Second	Third	Fourth

Total revenues	$126,937	$122,412	$119,579	$173,088
Total cost of revenues	82,426	78,665	79,415	118,392
Selling, general and administrative expenses	40,941	42,189	42,250	45,913
Pre-opening expenses	94	240	26	49
Operating income (loss)	3,476	1,318	(2,112)	8,734
Interest (expense) and other income, net	(257)	(381)	(483)	(504)
Income (loss) before taxes	3,219	937	(2,595)	8,230
Income tax expense (benefit)	1,257	305	(973)	3,393
Net income (loss)	1,962	632	(1,622)	4,837
Basic income (loss) per share	$0.17	$0.06	$(0.14)	$0.42
Diluted income (loss) per share	$0.17	$0.05	$(0.14)	$0.40

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2006 to determine whether our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
The information required by this item will be set forth in our Proxy Statement for our 2006 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2006 (our “Proxy Statement”), under the heading “Proposal No. 1: Election of Three Directors,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Company” in Part I of this Form 10-K, which information is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our Proxy Statement under the headings “Executive Compensation,” “Executive Compensation — Director Compensation,” “Executive Compensation - Employee Contracts and Change of Control Arrangements,” and “Executive Compensation - Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by this item will be set forth in our Proxy Statement under the headings, “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
The information required by this item will be set forth in our Proxy Statement under the heading “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be set forth in our Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
All other schedules are omitted because they are not applicable, not required or the required information is included in the Consolidated Financial Statements and notes thereto.
3.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this report.

Exhibit
Number			Description
3.1		(1)	Third Restated Articles of Incorporation of the Company.

3.2		(1)	Amended and Restated Bylaws of the Company.

4.1		(2)	Specimen of Certificate of Common Stock of the Company.

4.2		(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3		(1)	Amended and Restated Bylaws of the Company (see 3.2 above).

10.1		(1)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.

10.2	*	(1)	Hastings Amended 1996 Incentive Stock Plan.

10.3	*	(2)	Hastings 1994 Stock Option Plan.

10.4	*	(2)	Hastings 1991 Stock Option Plan.

10.5	*	(1)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.

10.6	*	(1)	Hastings Employee Stock Ownership Plan Trust Agreement.

10.7	*	(2)	Chief Executive Officer Stock Option, as amended.

10.8	*	(1)	Corporate Officer Incentive Plan.

10.9	*	(1)	Management Stock Purchase Plan.

10.10		(1)	Management Incentive Plan.

10.11		(1)	Salary Incentive Plan.

10.12		(1)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

10.13		(3)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company

10.14		(4)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

10.15		(1)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

10.16	*	(2)	Stock Grant Plan for Outside Directors.

Exhibit
Number			Description
10.17	*	(2)	Form of Employment Agreement by and between the Company and certain of its executives.

10.18		(5)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

10.19		(6)	Loan and Security Agreement, dated August 29, 2000 between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.20		(7)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.

10.21		(8)	Amended Loan and Security Agreement, dated December 9, 2003, between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.22		(9)	Severance Agreement and Release with Robert Berman, dated March 19, 2005.

10.23		(9)	Amended Loan and Security Agreement, dated July 11, 2005, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.24		(9)	Severance Agreement and Release with Steve Hicks, dated December 16, 2005.

10.25		(9)	Amended Loan and Security Agreement, dated February 28, 2006, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

21.1		(2)	Subsidiaries of the Company.

23.1		(9)	Consent of Ernst and Young LLP.

24.1		(9)	Powers of Attorney (included on signature page).

31.1		(9)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2		(9)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1		(9)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated June 11, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 31, 2000, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, and incorporated herein by reference.

(9)	Filed herewith.

Financial Statement Schedule II -
HASTINGS ENTERTAINMENT, INC.
Valuation and Qualifying Accounts and Reserves
Years Ended January 31, 2006, 2005 and 2004
(Amounts in thousands)

	Fiscal Year
	2005	2004	2003
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
Balance at the beginning of period	$3,055	$3,405	$3,884
Additions charged to costs and expenses	11,759	12,345	10,799
Deductions for write-offs	(10,925)	(12,695)	(11,278)

Balance at end of period	$3,889	$3,055	$3,405

Reserves added to liabilities:
Allowance for costs of inventory returns:
Balance at the beginning of period	$2,057	$3,658	$4,729
Additions charged to costs and expenses	4,198	5,776	6,247
Deductions for write-offs and payments	(4,979)	(7,377)	(7,318)

Balance at end of period	$1,276	$2,057	$3,658

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, on behalf of the registrant, thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.

Date: April 20, 2006	By:	/s/ Dan Crow

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

Signature	Title	Date
/s/ John H. Marmaduke John H. Marmaduke	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 7, 2006

/s/ Gaines L. Godfrey Gaines L. Godfrey	Director	April 7, 2006

/s/ Danny W. Gurr Danny W. Gurr	Director	April 7, 2006

/s/ Daryl L. Lansdale Daryl L. Lansdale	Director	April 7, 2006

/s/ Ann S. Lieff Ann S. Lieff	Director	April 7, 2006

/s/ Frank O. Marrs Frank O. Marrs	Director	April 7, 2006

/s/ Jeffrey G. Shrader Jeffrey G. Shrader	Director	April 7, 2006