Form 10-Q
period 2006-04-30
HASTINGS ENTERTAINMENT INC
filed 2006-06-09
CIK 1054579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, as of April 30, 2006:

Class	Shares Outstanding
Common Stock, $.01 par value per share	11,424,172

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2006

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2006 and 2005, and January 31, 2006
(Dollars in thousands, except par value)

	April 30,	April 30,	January 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash	$6,979	$6,274	$3,617
Merchandise inventories, net	160,107	150,288	165,049
Deferred income taxes	4,692	3,017	4,234
Prepaid expenses and other current assets	7,380	6,752	7,016

Total current assets	179,158	166,331	179,916
Rental assets, net of accumulated depreciation of $25,614, $27,999, and $26,501 at April 30, 2006 and 2005, and January 31, 2006, respectively	12,729	12,409	12,606
Property and equipment, net of accumulated depreciation of $143,521, $129,457, and $139,178 at April 30, 2006 and 2005, and January 31, 2006, respectively	58,444	62,822	60,013
Deferred income taxes	1,751	1,600	1,492
Intangible assets, net	432	520	454
Other assets	189	17	180

Total Assets	$252,703	$243,699	$254,661

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on capital lease obligations	$54	$248	$94
Trade accounts payable	71,971	76,247	88,991
Accrued expenses and other current liabilities	33,289	28,949	38,323

Total current liabilities	105,314	105,444	127,408
Long term debt, excluding current maturities on capital lease obligations	46,140	43,008	28,057
Other liabilities	4,472	4,708	4,503

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 11,424,172 shares outstanding at April 30, 2006; 11,944,544 shares issued and 11,526,278 shares outstanding at April 30, 2005; 11,944,544 shares issued and 11,383,172 shares outstanding at January 31, 2006	119	119	119
Additional paid-in capital	35,986	36,147	36,076
Retained earnings	63,391	56,525	61,466
Other comprehensive income	163	—	141
Treasury stock, at cost 520,372 shares, 418,266 shares and 561,372 shares at April 30, 2006, and 2005 and January 31, 2006, respectively	(2,882)	(2,252)	(3,109)

Total Shareholders’ Equity	96,777	90,539	94,693

Total Liabilities and Shareholders’ Equity	$252,703	$243,699	$254,661

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
For the Three Months Ended April 30, 2006 and 2005
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2006	2005
Merchandise revenue	$106,952	$104,864
Rental revenue	24,460	24,260

Total revenues	131,412	129,124

Merchandise cost of revenue	75,569	76,703
Rental cost of revenue	9,221	8,383

Total cost of revenues	84,790	85,086

Gross profit	46,622	44,038

Selling, general and administrative expenses	42,873	42,327
Pre-opening expenses	—	88

Operating income	3,749	1,623

Other income (expense):
Interest expense	(664)	(493)
Other, net	69	101

Income before income taxes	3,154	1,231

Income tax expense	1,229	477

Net income	$1,925	$754

Basic income per share	$0.17	$0.07

Diluted income per share	$0.17	$0.06

Weighted-average common shares outstanding:
Basic	11,394	11,477
Dilutive effect of stock options	224	447

Diluted	11,618	11,924

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2006 and 2005
(Dollars in thousands)

	Three Months Ended
	April 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,925	$754
Adjustments to reconcile net income to net cash used in operating activities:
Rental asset depreciation expense	4,445	4,504
Purchases of rental inventory	(7,646)	(6,469)
Property and equipment depreciation expense	4,853	4,783
Amortization expense	22	22
Deferred income taxes	(717)	(1,111)
Loss on rental assets lost, stolen and defective	303	338
Loss on disposal of non-rental assets	47	85
Changes in operating assets and liabilities:
Merchandise inventory	7,713	8,109
Prepaid expenses and other current assets	(364)	193
Trade accounts payable	(10,465)	(7,679)
Accrued expenses and other current liabilities	(5,034)	(4,643)
Other assets and liabilities, net	(18)	(115)

Net cash used in operating activities	(4,936)	(1,229)

Cash flows from investing activities:
Purchases of property and equipment	(3,327)	(3,305)

Net cash used in investing activities	(3,327)	(3,305)

Cash flows from financing activities:
Borrowings under revolving credit facility	150,114	140,798
Repayments under revolving credit facility	(132,031)	(134,512)
Payments under capital lease obligations	(40)	(59)
Purchase of treasury stock	—	(522)
Change in cash overdraft	(6,555)	(2,156)
Proceeds from exercise of stock options	137	533

Net cash provided by financing activities	11,625	4,082

Net increase (decrease) in cash	3,362	(452)
Cash at beginning of period	3,617	6,726

Cash at end of period	$6,979	6,274

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (“Hastings,” the “Company,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.
The balance sheet at January 31, 2006 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2006.
Certain amounts for the period ended April 30, 2005, have been reclassified to conform with the fiscal 2006 presentation, including a $1.0 million reclassification of an in-transit cash item as a reduction in cash and long-term debt, a 2.6 million reclassification of a portion of our accrued straight-line rent from short-term to long-term, and a $0.6 million reclassification of costs associated with our previously viewed tapes from cost of rental revenues to cost of merchandise revenues.
Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2007 is referred to as fiscal year 2006.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
2. Stock Based Compensation
Prior to February 1, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and followed the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, compensation expense was not recognized in our consolidated statement of operations in connection with stock options that were granted under our stock-based compensation plan.
Effective with our fiscal year beginning February 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which no longer permits use of the intrinsic value method under APB No. 25. We used the modified prospective method to adopt SFAS No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after February 1, 2006, as well as the unvested portion of previously granted options. On January 27, 2006, our Board of Directors approved a resolution to vest all stock options outstanding as of that date. The Board decided to fully vest these options, many of which had exercise prices that were higher than the Company’s stock price, to minimize the expense to our consolidated financial statements upon adoption of SFAS No. 123(R). This acceleration of vesting affected 587,609 unvested stock options. As a result, there is no compensation expense associated with stock options granted prior to February 1, 2006 in the consolidated statements of operations. Because no stock options were granted during the first quarter of fiscal 2006, no compensation expense is recognized in our consolidated statements of operations. No assumptions regarding the underlying value of these previously granted stock options were changed upon adoption of SFAS No. 123(R).
Under SFAS No. 123(R), the modified prospective method requires measurement of compensation cost for all stock awards at fair value on the date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of non-vested share grants is based on the number of shares granted and the quoted price of our common stock. No stock options were granted during the first quarter of fiscal 2006. However, we expect to use the Black-Scholes valuation model for future stock option grants in order to determine fair value. This is consistent with the valuation techniques that were previously utilized for options in footnote disclosures required under SFAS No. 123. The estimation of stock awards that will ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates.
The following assumptions were used in the calculation of fair value:

			Three
	Fiscal Year Ended		Months Ended
	January 31,	January 31,	April 30,
	2006	2005	2005
Expected dividend yield	$—	—	—
Risk-free interest rate	4.27%	2.71%	—
Expected life in years	4.98	5.28	—
Volatility	.60	.62	—

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
Prior to the adoption of SFAS No. 123(R), cash retained as the result of cash deductions relating to stock-based compensation was presented in operating cash flows, along with other tax cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123(R) supersedes EITF 00-15, amends SFAS No. 95, “Statement of Cash Flows”, and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the statement of cash flows as financing cash inflows. There were no significant tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes for the first quarter of fiscal 2006.
A summary of information with respect to all stock option plans is as follows:

		Weighted-average
		exercise price
	Options	(in dollars)
Outstanding at January 31, 2004	1,917,452	$5.71
Granted	310,493	6.03
Exercised	(225,213)	3.10
Forfeited and expired	(115,517)	4.92

Outstanding at January 31, 2005	1,887,215	$6.12
Granted	144,680	5.52
Exercised	(267,388)	3.47
Forfeited and expired	(160,640)	6.20

Outstanding at January 31, 2006	1,603,867	$6.50
Granted	—	—
Exercised	(41,000)	3.35
Expired	(19,466)	6.16

Outstanding at April 30, 2006	1,543,401	6.59

Options available for grant at April 30, 2006	455,494
The total intrinsic value of stock options exercised for the three months ended April 30, 2006 and 2005 was $107,404 and $463,377, respectively.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
At April 30, 2006, the options outstanding and exercisable, the related weighted-average exercise price, the weighted-average remaining contractual life, and the aggregate intrinsic value for the ranges of exercise prices are shown in the table below.

			Weighted-
		Weighted-	average
		average exercise	remaining	Aggregate intrinsic
	Options	price (in dollars)	contractual life	value (in thousands)
Range: $1.27 to $4.99
Options outstanding and exercisable at April 30, 2006	548,048	$3.25	5.20 years	1,582,390

Range: $5.00 to $9.99
Options outstanding and exercisable at April 30, 2006	557,273	$6.23	7.02 years	150,126

Price: $10.00 to $14.03
Options outstanding and exercisable at April 30, 2006	438,080	$11.24	0.78 years	—
At April 30, 2006 the number of options exercisable was 1,543,401; the weighted-average exercise price of those options was $6.59; and the total intrinsic value of those options was $1,732,516.
Fair Value Disclosures – Prior to SFAS No. 123(R) Adoption
Stock-based compensation for the three months ended April 30, 2005 was determined using the intrinsic value method. The following table provides supplemental information for the first quarter of fiscal year 2005 as if stock-based compensation had been computed under SFAS No. 123 (in thousands, except per share data):

Three Months Ended
April 30, 2005
Net income, as reported	$754
Less: Stock-based compensation expense determined under fair value based method, net of tax	(135)

Pro forma net income	$619

Income per share:
Basic, as reported	$0.07
Basic, pro forma	$0.05
Diluted, as reported	$0.06
Diluted, pro forma	$0.05

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
3. Store Closing Reserve
From time to time and in the normal course of business, we evaluate our store base to determine if we need to close one or more stores. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.
Amounts in accrued expenses and other liabilities at April 30, 2006 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statements of operations.
The following tables provide a rollforward of reserves that were established for these charges for the three months ended April 30, 2006 and 2005.

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2005	$709	$—	709
Changes in estimates	83	—	83
Additions to provision	—	—	—
Cash outlay	(111)	—	(111)

Balance at April 30, 2005	$681	$—	$681

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2005	$1,283	$—	1,283
Changes in estimates	17	8	25
Additions to provision	—	—	—
Cash outlay	(192)	(8)	(200)

Balance at April 30, 2005	$1,108	$—	$1,108

As of April 30, 2006, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Income per Share
The computations for basic and diluted income per share are as follows:

	Three Months Ended April 30,
	2006	2005
Net income	$1,925	$754

Average shares outstanding:
Basic	11,394	11,477
Effect of stock options	224	447

Diluted	11,618	11,924

Income per share:
Basic	$0.17	$0.07

Diluted	$0.17	$0.06

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended April 30,
	2006	2005
Shares of common stock underlying options	898	513
Exercise price range per share	$5.51 to 14.03	$7.30 to $14.03

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
5. Litigation and Contingencies
During fiscal 2004, we were named as defendants in two lawsuits alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. On October 27, 2005, the Company petitioned the court for summary judgment in one such lawsuit pending in the state of New Mexico. On November 28, 2005, the judge granted the Company’s petition for summary judgment and dismissed all pending claims in that lawsuit. The plaintiff has subsequently appealed the court’s summary judgment.
The plaintiff in the other lawsuit, which was filed in the state of Texas, filed an amended petition wherein he abandoned all but one claim. On May 15, 2006, he filed a motion for class certification.
While we intend to vigorously defend these outstanding legal matters and anticipate favorable results, the ultimate outcome of these matters cannot be estimated at this time. In the event an adverse judgment was rendered, the impact on the Company’s consolidated financial statements could be material.
We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
6. Recent Accounting Pronouncements
In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS 151”), an amendment to Accounting Research Bulletin No. 43, Chapter 44. SFAS 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of SFAS 151 did not have a material impact on the Company’s consolidated balance sheets or statements of operations, shareholders’ equity or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of inflation, legal actions, revenue sharing arrangements, our warehouse management system, future debt levels, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:
–	whether our assumptions turn out to be correct;

–	our ability to attain such estimates and expectations;

–	our ability to execute our expansion strategy;

–	our ability to produce strong sales during the fourth quarter which includes the holiday selling season;

–	a downturn in market conditions in any industry, including the economic state of retailing, relating to the products we inventory, sell or rent;

–	the effects of, or changes in, economic and political conditions in the U.S. and the markets in which we operate our superstores, including the price of gasoline, the effects of inflation, deflation, recession, war, terrorism, changes in interest and tax rates, the availability of consumer credit and any other matters that influence customer confidence;

–	our ability to forecast and meet customer demand for products;

–	our ability to access suitable merchandise on acceptable terms from merchandise vendors;

–	our ability to compete with traditional retail sources, the Internet, and other technology that provides alternate methods of video delivery;

–	our ability to respond to changing consumer spending patterns;

–	our ability to rely on the in-store video retailer distribution window, as it currently stands;

–	our ability to continue to negotiate favorable prices with rental video studios;

–	our continued ability to integrate our new warehouse management system and other technology systems;

–	our ability to attract and retain quality employees and control our labor costs; and

–	our ability to find new sites to lease for our superstores upon acceptable terms.

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
General
Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, books, video games and videocassettes, video game consoles, and DVD players, as well as trendy products such as t-shirts, action figures, posters, and greeting cards. As of April 30, 2006, we operated 153 superstores primarily in small- to medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ending January 31, 2007 is referred to as fiscal 2006, and the twelve-month period ended January 31, 2006 is referred to as fiscal 2005.
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
In accordance with SFAS No. 146, we recognize lease termination costs at the time the store is closed or relocated. The amount recorded can fluctuate based on the age of the closing store, term and remaining years of the lease and the number of stores being closed or relocated. We actively pursue sublease tenants on all closed or relocated stores and, as part of the final estimation of store closing liability, the impact of any sublease income is estimated. The net of the described charges and sublease income estimates can have a material effect on the financial results for an annual or interim period.
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
Revenue Recognition. We generate revenue primarily from retail sales and rental of our products. Merchandise and rental revenues are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Revenues are presented net of estimated returns and exclude all taxes. Customers may return certain merchandise for exchange or refund within our policies, and an allowance has been established to provide for projected returns. There are no provisions for uncollectible amounts since payment is received at the time of sale. We, as with most retailers, also offer gift cards for sale. Deferred revenue, a current liability, is recognized at the time a gift card is sold with the costs of designing, printing and distributing the cards recorded as an expense as incurred. The deferred revenue liability is relieved and revenue is recognized upon the redemption of the gift cards. From time to time we will offer sales incentives to customers, in the form of rebates. Revenue is reduced by the amount of estimated redemptions, based on experience of similar types of rebate offers, and a deferred revenue liability is established. The deferred revenue liability is relieved when the customer has completed all criteria necessary to file a valid rebate claim. Any remaining portion of deferred revenue is recorded as revenue following the termination of the extended redemption period and following completion of all outstanding rebate claims. The Company reduces its revenue and recognizes a reserve for the estimated utilization of early return credits received by renters for early return of rentals. The liability is relieved upon the redemption of these early return credits. Additionally, we promote the exchange of multiple used products for new product by our customers, which are accounted for as nonmonetary transactions in accordance with SFAS 153.
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

	Three Months Ended
	April 30,
	2006	2005
Merchandise revenue	81.4%	81.2%
Rental revenue	18.6	18.8

Total revenues	100.0	100.0

Merchandise cost of revenue	70.7	73.1
Rental cost of revenue	37.7	34.6

Total cost of revenues	64.5	65.9

Gross profit	35.5	34.1

Selling, general and administrative expenses	32.6	32.8
Pre-opening expenses	—	—

Operating income	2.9	1.3

Other income (expense):
Interest expense	(0.5)	(0.4)
Other, net	—	0.1

Income before income taxes	2.4	1.0

Income tax expense	(0.9)	(0.4)

Net income	1.5%	0.6%

Summary of Superstore Activity

	Three Months Ended		Year Ended
	April 30,		January 31,
	2006	2005	2006
Beginning number of stores	153	152	152
Openings	—	1	1
Closings	—	—	—

Ending number of stores	153	153	153

Financial Results for the First Quarter of Fiscal Year 2006
Revenues. Total revenues for the first quarter increased $2.3 million, or 1.8%, to $131.4 million compared to $129.1 million for the first quarter of fiscal 2005. The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended April 30,
	2006		2005		Increase/(Decrease)
		Percent of		Percent
	Revenues	Total	Revenues	of Total	Dollar	Percent
Merchandise revenue	$106,952	81.4%	$104,864	81.2%	$2,088	2.0%
Rental revenue	24,460	18.6%	24,260	18.8%	200	0.8%

Total revenues	$131,412	100.0%	$129,124	100.0%	$2,288	1.8%

Comparable-store revenues (“Comp”):
Total	2.4%
Merchandise	2.4%
Rental	2.3%
Below is a summary of the Comp results for those categories:

	Three Months Ended April 30,
	2006	2005
Music	-6.0%	-1.3%
Books	2.7%	-3.4%
Video for sale	13.8%	2.4%
Video games	6.3%	30.6%
Boutique	-0.3%	17.1%
Music Comps decreased 6.0%, which was primarily attributable to a weaker release schedule compared to the prior year’s quarter, partially offset by increased sales of music hardware. Book Comps increased 2.7% as a result of increased sales of new release paperbacks and used books, partially offset by decreased sales of hardback new releases. Video for sale Comps increased 13.8% due to increased sales of front-line new release DVDs, DVD box sets, as well as used DVDs. Video game Comps increased 6.3% due primarily to increased sales of Microsoft XBOX 360 games. Boutique Comps decreased 0.3%, primarily due to decreased sales of t-shirts, partially offset by increased sales of action figures and other collectible toys.
Rental video Comps increased 2.3% from the same period last year due to better box office titles and certain marketing initiatives.
Generally, it is difficult for us to project future Comp sales. Our Comp sales are to a great extent dependent upon the quantity and quality of new releases from the studios, publishers, and hardware manufacturers. However, for fiscal 2006, we are projecting positive merchandise and rental Comps in the low single-digit range.
Gross Profit. For the first quarter, total gross profit dollars increased approximately $2.6 million, or 5.9%, to $46.6 million from $44.0 million for the same period last year, primarily as a result of increased sales volume as well as lower freight, shrinkage and returns expense. As a percentage of total revenues, gross profit increased to 35.5% for the quarter compared to 34.1% for the same quarter in the prior year.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $0.6 million to $42.9 million for the current quarter compared to $42.3 million for the same quarter in the prior year. As a percentage of total revenues, SG&A decreased to 32.6% for the current quarter compared to 32.8% for the same quarter in the prior year.

Liquidity and Capital Resources
We generate cash from operations exclusively from the sale of merchandise and the rental of video products, and we have substantial annual operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental assets, opening new superstores and expanding existing superstores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our amended revolving credit facility. We believe our cash flow from operations and borrowings under our amended revolving credit facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2006.
Historically, we have experienced an increase in our debt level during the third quarter of our fiscal year. For the third quarter of fiscal 2006, we are projecting our debt level to increase to approximately $50.0 million to $54.0 million. However, we expect this balance to reduce to approximately $15.0 million to $19.0 million in the fourth quarter due to a higher level of repayments following the holiday selling season. At April 30, 2006, total outstanding debt (including capital lease obligations) was $46.2 million.
Consolidated Cash Flows
Operating activities. Net cash used in operating activities increased approximately $3.7 million, from $1.2 million for the three months ended April 30, 2005, to $4.9 million for the three months ended April 30, 2006. This increase primarily resulted from increased purchases of rental inventory and a larger decrease in trade accounts payable for the three months ended April 30, 2006, compared to the three months ended April 30, 2005, partially offset by increased net income.
Investing activities. Net cash used in investing activities remained unchanged at $3.3 million for the three months ended April 30, 2006, as compared to the same period in the prior year. Net cash used in investing activities is driven by the purchases of property and equipment associated with the opening, expanding, relocating, or remodeling of stores.
Financing activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements, as well as the change in cash overdraft from holdings with our bank. For the three months ended April 30, 2006, net borrowings under debt agreements were $18.1 million compared to $6.3 million for the three months ended April 30, 2005. Change in cash overdraft increased from a use of $2.2 million for the three months ended April 30, 2005, to a use of $6.6 million for the three months ended April 30, 2006.
Capital structure. On July 11, 2005 and February 28, 2006, we executed amendments to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc., (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $15 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. The Facility matures on August 29, 2011. At April 30, 2006, we had $34.1 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest being charged under the Facility for the three months ended April 30, 2006 and the fiscal year ended January 31, 2006 was 6.8% and 5.6%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2006 was approximately $1.4 million, which reduces the excess availability under the Facility.
From time to time, we enter into interest rate agreements with financial institutions in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. On June 29, 2005, the Company agreed to a two-year interest rate cap agreement, expiring June 29, 2007, with a major bank to hedge $20 million of the Company’s variable-rate debt (30-day LIBOR) against interest rate increases. The bank will “cap” the Company’s interest rate at 4.00% for the first $20 million of outstanding debt over the next two years. Should the 30-day LIBOR rate remain at 4.00% or lower, the interest rate cap will result in no settlement. Should the rate climb above 4.00% during the term of the rate cap, the bank will settle with the Company at the end of each month. At April 30, 2006 the 30-day LIBOR was 5.00%. The Company designates this transaction as a hedge in accordance with SFAS 133, which requires the effective portion of the hedge to be accounted for initially as a component of other comprehensive income on the balance sheet. Subsequently, it will be reclassified into earnings when the transaction affects earnings. Any ineffective portion of the gain or loss is to be reported in earnings immediately. For the quarter ended April 30, 2006, the Company recognized approximately $22,000, net of tax, as other comprehensive income related to the hedge agreement.
At April 30, 2006, our minimum lease commitments for the remaining nine months of fiscal 2006 were approximately $18.7 million. The present value of total existing minimum operating lease commitments for fiscal years 2007 through 2025 discounted at 9.0% was approximately $88.4 million as of April 30, 2006.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, capital and operating leases and certain revenue-sharing arrangements. As of April 30, 2006, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At April 30, 2006, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the year ended January 31, 2006.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2006 outstanding balance of the variable rate debt would be approximately $0.3 million. The impact of an interest rate increase is mitigated by the interest rate cap agreement discussed in the Capital Structure section of Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
During fiscal 2004, we were named as defendants in two lawsuits alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. On October 27, 2005, the Company petitioned the court for summary judgment in one such lawsuit pending in the state of New Mexico. On November 28, 2005, the judge granted the Company’s petition for summary judgment and dismissed all pending claims in that lawsuit. The plaintiff has subsequently appealed the court’s summary judgment.
The plaintiff in the other lawsuit, which was filed in the state of Texas, filed an amended petition wherein he abandoned all but one claim. On May 15, 2006, he filed a motion for class certification.
While we intend to vigorously defend these outstanding legal matters and anticipate favorable results, the ultimate outcome of these matters cannot be estimated at this time. In the event an adverse judgment was rendered, the impact on the Company’s consolidated financial statements could be material.
We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations and cash flows.
ITEM 1A. RISK FACTORS.
Our Annual Report of Form 10-K for the year ended January 31, 2006 includes a detailed discussion of our risk factors.
ITEM 6. EXHIBITS.
a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this report.

Exhibit
Number		Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(1)	Amended and Restated Bylaws of the Company.

4.1	(2)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(1)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(3)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(3)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(3)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.

Date: June 9, 2006	/s/ Dan Crow
Dan Crow
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Documents

3.1	Third Restated Articles of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company.

4.1	Specimen of Certificate of Common Stock of the Company.

4.2	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002