Form 10-Q
period 2006-07-31
HASTINGS ENTERTAINMENT INC
filed 2006-09-08
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, as of July 31, 2006:

Class	Shares Outstanding
Common Stock, $.01 par value per share	11,275,582

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2006

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2006 and 2005, and January 31, 2006
(Dollars in thousands, except par value)

	July 31,	July 31,	January 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)
Assets

Current assets:
Cash	$5,296	$7,168	$3,617
Merchandise inventories, net	160,026	145,709	165,049
Deferred income taxes	4,031	3,141	4,234
Prepaid expenses and other current assets	7,443	6,772	7,016

Total current assets	176,796	162,790	179,916
Rental assets, net of accumulated depreciation of $25,145, $25,319, and $26,501 at July 31, 2006 and 2005, and January 31, 2006, respectively	11,218	10,658	12,606
Property and equipment, net of accumulated depreciation of $146,136, $133,899, and $139,178 at July 31, 2006 and 2005, and January 31, 2006, respectively	59,688	63,192	60,013
Deferred income taxes	2,781	2,528	1,492
Intangible assets, net	424	497	454
Other assets	170	63	180

Total Assets	$251,077	$239,728	$254,661

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on capital lease obligations	$14	254	94
Trade accounts payable	72,519	63,986	88,991
Accrued expenses and other current liabilities	34,738	32,186	38,323

Total current liabilities	107,271	96,426	127,408
Long term debt, excluding current maturities on capital lease obligations	44,033	48,536	28,057
Other liabilities	4,385	4,631	4,503

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized;
11,944,544 shares issued and 11,275,582 shares outstanding at July 31, 2006;
11,944,544 shares issued and 11,347,354 shares outstanding at July 31, 2005;
11,944,544 shares issued and 11,383,172 shares outstanding at January 31, 2006	119	119	119
Additional paid-in capital	35,776	36,137	36,076
Retained earnings	63,570	57,196	61,466
Other comprehensive income	152	—	141
Treasury stock, at cost
668,962 shares, 597,190 shares and 561,372 shares at July 31, 2006, and 2005 and January 31, 2006, respectively	(4,229)	(3,317)	(3,109)

Total Shareholders’ Equity	95,388	90,135	94,693

Total Liabilities and Shareholders’ Equity	$251,077	239,728	254,661

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended July 31, 2006 and 2005
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Merchandise revenue	$100,182	$100,038	$207,134	$204,902
Rental revenue	22,912	22,688	47,372	46,948

Total revenues	123,094	122,726	254,506	251,850

Merchandise cost of revenue	70,962	70,146	146,531	146,849
Rental cost of revenue	8,679	7,480	17,900	15,862

Total cost of revenues	79,641	77,626	164,431	162,711

Gross profit	43,453	45,100	90,075	89,139

Selling, general and administrative expenses	42,786	43,376	85,659	85,703
Pre-opening expenses	79	3	79	92

Operating income	588	1,721	4,337	3,344

Other income (expense):
Interest expense	(740)	(649)	(1,404)	(1,142)
Other, net	475	42	544	143

Income before income taxes	323	1,114	3,477	2,345

Income tax expense	144	443	1,373	920

Net income	$179	$671	$2,104	$1,425

Basic income per share	$0.02	$0.06	$0.18	$0.12

Diluted income per share	$0.02	$0.06	$0.18	$0.12

Weighted-average common shares outstanding:
Basic	11,370	11,436	11,382	11,456
Dilutive effect of stock options	318	297	272	366

Diluted	11,688	11,733	11,654	11,822

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2006 and 2005
(Dollars in thousands)

	Six Months Ended
	July 31,
	2006	2005

Cash flows from operating activities:
Net income	$2,104	$1,425
Adjustments to reconcile net income to net cash used in operating activities:
Rental asset depreciation expense	8,450	8,227
Purchases of rental inventory	(12,841)	(11,360)
Property and equipment depreciation expense	9,819	9,654
Amortization expense	30	45
Deferred income taxes	(1,086)	(2,163)
Loss on rental assets lost, stolen and defective	476	815
Loss on disposal of non-rental assets	116	313
Non-cash compensation	100	—
Changes in operating assets and liabilities:
Merchandise inventory	10,323	15,110
Prepaid expenses and other current assets	(427)	173
Trade accounts payable	(7,870)	(18,507)
Accrued expenses and other current liabilities	(3,585)	(1,406)
Other assets and liabilities, net	(97)	(238)

Net cash provided by operating activities	5,512	2,088

Cash flows from investing activities:
Purchases of property and equipment	(9,607)	(8,754)

Net cash used in investing activities	(9,607)	(8,754)

Cash flows from financing activities:
Borrowings under revolving credit facility	276,996	272,575
Repayments under revolving credit facility	(261,020)	(260,696)
Payments under capital lease obligations	(80)	(118)
Purchase of treasury stock	(2,178)	(1,611)
Change in cash overdraft	(8,602)	(3,589)
Proceeds from exercise of stock options	658	547

Net cash provided by financing activities	5,774	7,108

Net increase in cash	1,679	442
Cash at beginning of period	3,617	6,726

Cash at end of period	$5,296	7,168

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2006 and 2005
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
Certain balance sheet amounts for the period ended July 31, 2005, have been reclassified, including a $1.1 million reclassification of an in-transit cash item as a reduction in cash and long-term debt, and a $2.6 million reclassification of a portion of our accrued straight-line rent from short-term to long-term. In addition, for the three and six months ended July 31, 2005, we reclassified certain costs associated with our previously viewed tapes from cost of rental revenues to cost of merchandise revenues in the amount of $0.8 million and $1.4 million, respectively.
Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2007 is referred to as fiscal year 2006.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2006 and 2005
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
Effective with our fiscal year beginning February 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which no longer permits use of the intrinsic value method under APB No. 25. We used the modified prospective method to adopt SFAS No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after February 1, 2006, as well as the unvested portion of previously granted options. On January 27, 2006, our Board of Directors approved a resolution to vest all stock options outstanding as of that date. The Board decided to fully vest these options, many of which had exercise prices that were higher than the Company’s stock price, to minimize the expense to our consolidated financial statements upon adoption of SFAS No. 123(R). This acceleration of vesting affected 587,609 unvested stock options. As a result, there is no compensation expense associated with stock options granted prior to February 1, 2006 in the consolidated statements of operations. Effective with the current fiscal year, compensation expense will be recognized for the fair value amortization of stock options granted during fiscal 2006 and fiscal years thereafter. This amount was immaterial for the three and six months ended July 31, 2006.
Under the modified prospective method, the financial statements for periods prior to February 1, 2006, will not include compensation cost calculated under the fair value method. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands) prior to February 1, 2006:

	Three Months Ended	Six Months Ended
	July 31, 2005	July 31, 2005
Net income, as reported	$671	$1,425
Less: Stock-based compensation expense determined under fair value based method, net of tax	(132)	(268)

Pro forma net income	$539	$1,157

Income per share:
Basic, as reported	$0.06	$0.12
Basic, pro forma	$0.05	$0.10
Diluted, as reported	$0.06	$0.12
Diluted, pro forma	$0.05	$0.10
Under the Company’s stock plans, options may be granted to directors, officers and employees at the fair market value of the Company’s common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury shares. The fair value of each option award is estimated on the date of grant using the Black-Scholesoption-pricing model, which is consistent with the valuation techniques that were previously utilized for options in footnote disclosures required under SFAS No. 123.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
The following assumptions were applied to the options granted for the periods presented:

	Three Months Ended July 31,
	2006	2005

Expected dividend yield	$—	—
Risk-free interest rate	4.88%	4.13%
Expected life in years	4.52	4.97
Volatility	.54	.65
A summary of information with respect to all stock options plans for the three months ended July 31, 2006, and changes during the period then ended, is presented below:

		Weighted-average
		exercise price
	Options	(in dollars)

Outstanding at May 1, 2006	1,543,401	$6.59
Granted	42,680	7.47
Exercised	(127,869)	4.07
Expired	(21,320)	11.30

Outstanding at July 31, 2006	1,436,892	6.77

Options available for grant at July 31, 2006	951,455
The total intrinsic value of stock options exercised for the three months ended July 31, 2006 and 2005 was $423,263 and $12,143, respectively. The total fair value of stock options granted for the three months ended July 31, 2006 and 2005 was $165,284 and $44,045, respectively.
A summary of information with respect to all stock options plans for the six months ended July 31, 2006, and changes during the period then ended, is presented below:

		Weighted-average
		exercise price
	Options	(in dollars)

Outstanding at February 1, 2006	1,603,867	$6.50
Granted	42,680	7.47
Exercised	(168,869)	3.90
Expired	(40,786)	8.85

Outstanding at July 31, 2006	1,436,892	6.77

Options available for grant at July 31, 2006	951,455
The total intrinsic value of stock options exercised for the six months ended July 31, 2006 and 2005 was $530,667 and $475,519, respectively. The total fair value of stock options granted for the six months ended July 31, 2006 and 2005 was $165,284 and $52,199, respectively.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
At July 31, 2006, the options outstanding, the related weighted-average exercise price, the weighted-average remaining contractual life, and the aggregate intrinsic value for the ranges of exercise prices are shown in the table below.

		Weighted-average	Weighted-average	Aggregate intrinsic
		exercise price	remaining	value (in
	Options	(in dollars)	contractual life	thousands)
Range: $1.33 to $4.99
Options outstanding and exercisable at July 31, 2006	465,079	$3.26	5.17 years	$2,014,943

Range: $5.00 to $9.99
Options outstanding and exercisable at July 31, 2006	501,173	$6.22	6.61 years	$711,137
Options outstanding and unexercisable at July 31, 2006	42,680	$7.47	9.85 years	—

Price: $10.00 to $13.64
Options outstanding and exercisable at July 31, 2006	427,960	$11.17	0.55 years	—
At July 31, 2006, the number of options exercisable was 1,394,212; the weighted-average exercise price of those options was $6.75; and the total intrinsic value of those options was $2,726,080.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
3. Store Closing Reserve
From time to time and in the normal course of business, we evaluate our store base to determine if we need to close one or more stores. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.
Amounts in accrued expenses and other liabilities at July 31, 2006 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statements of operations.
The following tables provide a rollforward of reserves that were established for these charges for the six months ended July 31, 2006 and 2005.

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2006	$709	$—	709
Changes in estimates	142	—	142
Additions to provision	—	—	—
Cash outlay	(218)	—	(218)

Balance at July 31, 2006	$633	—	633

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2005	$1,283	$—	1,283
Changes in estimates	94	8	102
Additions to provision	—	—	—
Cash outlay	(334)	(8)	(342)

Balance at July 31, 2005	$1,043	$—	$1,043

As of July 31, 2006, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4.	Income per Share
     The computations for basic and diluted income per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Net income	$179	$671	$2,104	$1,425

Average shares outstanding:
Basic	11,370	11,436	11,382	11,456
Effect of stock options	318	297	272	366

Diluted	11,688	11,733	11,654	11,822

Income per share:
Basic	$0.02	$0.06	$0.18	$0.12

Diluted	$0.02	$0.06	$0.18	$0.12

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2006	2005	2006	2005

Shares of common stock underlying options	525	749	672	696

Exercise price range per share	$7.30 to $13.64	$6.00 to $14.03	$6.60 to $13.64	$6.59 to $14.03

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
July 31, 2006 and 2005
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
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective beginning February 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS.
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of inflation, legal actions, revenue sharing arrangements, our warehouse management system, future debt levels, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:
•	whether our assumptions turn out to be correct;

•	our ability to attain such estimates and expectations;

•	our ability to execute our expansion strategy;

•	our ability to produce strong sales during the fourth quarter which includes the holiday selling season;

•	a downturn in market conditions in any industry, including the economic state of retailing, relating to the products we inventory, sell or rent;

•	the effects of, or changes in, economic and political conditions in the U.S. and the markets in which we operate our superstores, including the price of gasoline, the effects of inflation, deflation, recession, war, terrorism, changes in interest and tax rates, the availability of consumer credit and any other matters that influence customer confidence;

•	our ability to forecast and meet customer demand for products;

•	our ability to access suitable merchandise on acceptable terms from merchandise vendors;

•	our ability to compete with traditional retail sources, the Internet, and other technology that provides alternate methods of video delivery;

•	our ability to respond to changing consumer spending patterns;

•	our ability to rely on the in-store video retailer distribution window, as it currently stands;

•	our ability to continue to negotiate favorable prices with rental video studios;

•	our continued ability to integrate our new warehouse management system and other technology systems;

•	our ability to attract and retain quality employees and control our labor costs; and

•	our ability to find new sites to lease for our superstores upon acceptable terms.

Any of the foregoing factors and uncertainties, as well as others, could cause actual results to differ materially from those described herein. See Part II, Item 1A. Risk Factors. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in the report.
General
Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, books, video games and videocassettes, video game consoles, and DVD players, as well as trendy products such as t-shirts, action figures, posters, and greeting cards. As of July 31, 2006, we operated 154 superstores primarily in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce Web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ending January 31, 2007 is referred to as fiscal 2006, and the twelve-month period ended January 31, 2006 is referred to as fiscal 2005.
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
Based upon these estimates, we currently depreciate the cost of our rental assets on an accelerated basis over six months to a salvage value of $4 per unit ($2.75 for VHS units), except for rental assets purchased for the initial stock of a new store, which are being depreciated on a straight-line basis over 36 months to a salvage value of $4 ($2.75 for VHS units). Rental assets purchased for less than established salvage values are not depreciated.
The costs of rental product purchased pursuant to revenue-sharing arrangements typically include a lower initial product cost and a percentage of the net rental revenues to be shared with studios over an agreed period of time. Additionally, certain titles have performance guarantees. Any up-front costs exceeding $4 per unit ($2.75 for VHS units) are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. The Company analyzes titles that are subject to performance guarantees and recognizes an estimated expense for under-performing titles throughout the applicable period based upon the Company’s analysis of the estimated shortfall. The Company revises these estimates on a monthly basis, according to actual results.
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
Derivative Instruments. In June 2005, the Company entered into an interest rate cap agreement with a major bank as further discussed in the “Liquidity and Capital Resources — Capital Structure” section of this MD&A. Statement of Financial Accounting Standards No. 133 requires us to recognize all derivatives on the balance sheet at fair value. We have designated this derivative as a hedge, and to the extent the hedge is considered effective, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has capitalized the cost of the interest rate cap, and is amortizing this cost over 24 months.

Results of Operations
The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2006	2005	2006	2005

Merchandise revenue	81.4%	81.5%	81.4%	81.4%
Rental revenue	18.6	18.5	18.6	18.6

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	70.8	70.1	70.7	71.7
Rental cost of revenue	37.9	33.0	37.8	33.8

Total cost of revenues	64.7	63.3	64.6	64.6

Gross profit	35.3	36.7	35.4	35.4

Selling, general and administrative expenses	34.7	35.3	33.7	34.0
Pre-opening expenses	0.1	—	—	0.1

Operating income	0.5	1.4	1.7	1.3

Other income (expense):
Interest expense	(0.6)	(0.5)	(0.5)	(0.5)
Other, net	0.4	—	0.2	0.1

Income before income taxes	0.3	0.9	1.4	0.9

Income tax expense	0.1	0.4	0.6	0.3

Net income	0.2%	0.5%	0.8%	0.6%

Summary of Superstore Activity

	Three Months Ended		Six Months Ended		Year Ended
	July 31,		July 31,		January 31,
	2006	2005	2006	2005	2006

Beginning number of stores	153	153	153	152	152
Openings	1	—	1	1	1
Closings	—	—	—	—	—

Ending number of stores	154	153	154	153	153

Financial Results for the Second Quarter of Fiscal Year 2006
Revenues. Total revenues for the second quarter increased $0.4 million, or 0.3%, to $123.1 million compared to $122.7 million for the second quarter of fiscal 2005. The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended July 31,
	2006		2005		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$100,182	81.4%	$100,038	81.5%	$144	0.1%
Rental revenue	22,912	18.6%	22,688	18.5%	224	1.0%

Total revenues	$123,094	100.0%	$122,726	100.0%	$368	0.3%

Comparable-store revenues (“Comps”):
Total	0.5%
Merchandise	-0.2%
Rental	3.6%
Below is a summary of the Comp results for major merchandise categories:

	Three Months Ended July 31,
	2006	2005
Music	-7.9%	-0.9%
Books	-3.2%	1.2%
Video for sale	9.8%	-0.1%
Video games	22.2%	14.6%
Boutique	-4.9%	11.8%
Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated during the comparable period. Sales via the Internet, as well as coupons, are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.
Music Comps decreased 7.9%, which was primarily attributable to fewer premier artist CD releases. Book Comps decreased 3.2% as a result of decreased sales of new release hardbacks and paperbacks, which primarily resulted from last year’s $1.7 million in sales of the sixth book in the Harry Potter series. This decrease was partially offset by increased sales in all used book categories. Video for sale Comps increased 9.8% due to increased sales of front-line new release DVDs, DVD box sets, and used DVDs. Video game Comps increased 22.2% due primarily to increased sales of Microsoft XBOX 360 hardware and games, as well as increased sales of video game accessories. The Company is in the process of implementing new plan-o-gramming in our Boutique department, which involves reducing SKU assortment as we sell through certain existing inventory. As a result, Boutique Comps decreased 4.9%, primarily due to decreased sales of t-shirts and footwear.
Rental video Comps increased 3.6% from the same period last year due to improved marketing initiatives and better box office titles.
Gross Profit. For the second quarter, total gross profit dollars decreased approximately $1.6 million, or 3.5%, to $43.5 million from $45.1 million for the same period last year, primarily as a result of lower margin rates. The decrease in margin rates was primarily attributable to lower margins on video rental as a result of an effort to gain market share through increased coupons as well as lower margins on traditional rental videos. As a percentage of total revenues, gross profit decreased to 35.3% for the quarter compared to 36.7% for the same quarter in the prior year.
Selling, General and Administrative expenses (“SG&A”). SG&A decreased approximately $0.6 million to $42.8 million for the current quarter compared to $43.4 million for the same quarter in the prior year. As a percentage of total revenues, SG&A decreased to 34.8% for the current quarter compared to 35.3% for the same quarter in the prior year.
Other income. Other income increased for the three months ended July 31, 2006, primarily due to a non-recurring class action settlement with MasterCard and Visa in the amount of $438,000.
Financial Results for the Six Months Ended July 31, 2006
Revenues. Total revenues for the first six months of fiscal 2006 increased $2.6 million, or 1.1%, to $254.5 million compared to $251.9 million for the same period in the prior year, resulting primarily from the opening of new superstores. The following is a summary of our revenue results (dollars in thousands):

	Six Months Ended July 31,
	2006		2005		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$207,134	81.4%	$204,902	81.4%	$2,232	1.1%
Rental revenue	47,372	18.6%	46,948	18.6%	424	0.9%

Total revenues	$254,506	100.0%	$251,850	100.0%	$2,656	1.1%

Comparable-store revenues (“Comps”):
Total	1.5%
Merchandise	1.1%
Rental	2.9%
The higher merchandise Comps were primarily the result of changes in the following categories:

	Six Months Ended July 31,
	2006	2005
Music	-6.9%	-1.1%
Books	-0.4%	-1.1%
Video for sale	11.9%	1.2%
Video games	13.6%	22.8%
Boutique	-2.6%	14.4%
Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated during the comparable period. Sales via the Internet, as well as coupons, are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.
Music Comps decreased 6.9%, which was primarily attributable to fewer premier artist CD releases compared to the same period in the prior year, partially offset by increased sales of music hardware. Book Comps decreased 0.4% as a result of decreased sales of new release hardbacks, partially offset by increased sales of used books. Video for sale Comps increased 11.9% due to increased sales of front-line new release DVDs, DVD box sets, and used DVDs. Video game Comps increased 13.6% due primarily to increased sales of Microsoft XBOX 360 hardware and games, as well as increased sales of video game accessories. Boutique Comps decreased 2.6%, primarily due to decreased sales of t-shirts and footwear, partially offset by increased sales of action figures and other collectible toys.

Rental video Comps increased 2.9% from the same period last year due to improved marketing initiatives and better box office titles.
Gross Profit. For the current six months, total gross profit dollars increased approximately $1.0 million, or 1.1%, to $90.1 million from $89.1 million for the same period last year. As a percentage of total revenues, gross profit remained stable at 35.4% for the six months ended July 31, 2006 as well as for the same period in the prior year.
Selling, General and Administrative expenses (“SG&A”). SG&A remained stable at approximately $85.7 million for the six months ended July 31, 2006 compared to the same period in the prior year. As a percentage of total revenues, SG&A decreased to 33.7% for the six months ended July 31, 2006 compared to 34.0% for the six months ended July 31, 2005.
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
Historically, we have experienced an increase in our debt level during the third quarter of our fiscal year. For the third quarter of fiscal 2006, we are projecting our debt level to increase to approximately $50.0 million to $54.0 million. However, we expect this balance to reduce to approximately $15.0 million to $19.0 million in the fourth quarter due to a higher level of repayments following the holiday selling season. At July 31, 2006, total outstanding debt (including capital lease obligations) was $44.0 million.
Consolidated Cash Flows
Operating activities. Net cash provided by operating activities increased approximately $3.4 million, from $2.1 million for the six months ended July 31, 2005, to $5.5 million for the six months ended July 31, 2006. This increase primarily resulted from a smaller decrease in trade accounts payable, offset partially by a smaller decrease in merchandise inventory for the six months ended July 31, 2006, compared to the same period in the prior year.

Investing activities. Net cash used in investing activities increased $0.8 million to $9.6 million for the six months ended July 31, 2006 from $8.8 million for the six months ended July 31, 2005. Net cash used in investing activities is driven by the purchases of property and equipment associated with the opening, expanding, relocating, or remodeling of stores.

Financing activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements, as well as the change in cash overdraft from holdings with our bank. For the six months ended July 31, 2006, net borrowings under debt agreements were $16.0 million compared to $11.9 million for the six months ended July 31, 2005. Change in cash overdraft increased from a use of $3.6 million for the six months ended July 31, 2005, to a use of $8.6 million for the six months ended July 31, 2006.
Capital structure. On July 11, 2005 and February 28, 2006, we executed amendments to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc., (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $15 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. The Facility matures on August 29, 2011. At July 31, 2006, we had $34.7 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest being charged under the Facility for the three and six months ended July 31, 2006 was 6.7% and 6.8%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2006 was approximately $1.0 million, which reduces the excess availability under the Facility.
From time to time, we enter into interest rate agreements with financial institutions in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. On June 29, 2005, the Company agreed to a two-year interest rate cap agreement, expiring June 29, 2007, with a major bank to hedge $20 million of the Company’s variable-rate debt (30-day LIBOR) against interest rate increases. The bank will “cap” the Company’s interest rate at 4.00% for the first $20 million of outstanding debt over the next two years. Should the 30-day LIBOR rate remain at 4.00% or lower, the interest rate cap will result in no settlement. Should the rate climb above 4.00% during the term of the rate cap, the bank will settle with the Company at the end of each month. At July 31, 2006 the 30-day LIBOR was 5.40%. The Company designates this transaction as a hedge in accordance with SFAS 133, which requires the effective portion of the hedge to be accounted for initially as a component of other comprehensive income on the balance sheet. Subsequently, it will be reclassified into earnings when the transaction affects earnings. Any ineffective portion of the gain or loss is to be reported in earnings immediately. For the quarter ended July 31, 2006, the Company recognized approximately $11,000, net of tax, as a reduction of other comprehensive income related to the hedge agreement. Approximately $60,000 was recorded in earnings during the quarter ended July 31, 2006 as a reduction in interest expense due to settlements with the bank resulting from the cap agreement.
At July 31, 2006, our minimum lease commitments for the remaining six months of fiscal 2006 were approximately $12.6 million. The present value of total existing minimum operating lease commitments for fiscal years 2007 through 2025 discounted at 9.0% was approximately $91.9 million as of July 31, 2006.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, capital and operating leases and certain revenue-sharing arrangements. As of July 31, 2006, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At July 31, 2006, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the year ended January 31, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2006 outstanding balance of the variable rate debt would be approximately $0.3 million. The impact of an interest rate increase is mitigated by the interest rate cap agreement discussed in the “Liquidity and Capital Resources — Capital Structure” section of Item 2. — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of our common stock for the three months ended July 31, 2006 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total number of	value of shares
			shares purchased as	that may yet be
	Total number of		part of publicly	purchased under the
Period	shares purchased	Average price paid	announced plans or	plans or programs
(Month ending)	(1)	per share	programs	(2)
May 31, 2006	32,900	$7.24	32,900	N/A
June 30, 2006	179,000	7.51	179,000	N/A
July 31, 2006	78,300	7.44	78,300	N/A

Total	290,200	$7.46	290,200	$3,609,121

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors initially authorized the repurchase of up to $5.0 million of our common stock, increased the amount of the repurchase plan by $2.5 million on April 1, 2005, and increased the amount of the plan by $5.0 million on March 15, 2006. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 1,571,663 shares have been purchased under the repurchase plan at a total cost of approximately $8.9 million, or approximately $5.66 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its annual meeting of shareholders on June 7, 2006. The following persons were elected as directors with a three-year term:

Name	Votes For	Votes Withheld
John H. Marmaduke	10,149,552	101,540
Gaines L. Godfrey	10,063,659	187,433
Jeffrey G. Shrader	10,016,148	234,944
In addition, the terms of the following persons as directors continued after the meeting: Daryl L. Lansdale, Ann S. Lieff, Frank O. Marrs, and Danny W. Gurr.
In addition, the shareholders approved the following proposals at the meeting:
The proposal to approve the adoption of the 2006 Incentive Stock Plan (See Item 5a below) was passed via 7,985,136 shares voted for the adoption of the plan, 344,566 against, and 2,986,627 broker non-votes.
The proposal to approve the amendment to the Outside Directors’ Stock Option Plan (See Item 5b below) was passed via 7,974,166 shares voted for the amendment, 355,086 against, and 2,986,627 broker non-votes.
The proposal to approve the amendment to the Outside Directors’ Stock Grant Plan (See Item 5c below) was passed via 8,010,946 shares voted for the amendment, 319,806 against, and 2,986,627 broker non-votes.
The proposal to ratify the appointment of independent auditors (See Item 5d below) was passed via 9,984,553 shares voted for the amendment, 265,089 shares against, and 1,072,455 broker non-votes.
ITEM 5. OTHER INFORMATION.
(a) On July 7, 2006, the shareholders approved the adoption of the Company’s 2006 Incentive Stock Plan. The 2006 Incentive Stock Plan authorizes 500,000 shares of Common Stock for issuance to Company employees, officers, directors and consultants.
(b) On July 7, 2006, the shareholders approved an amendment to the Company’s Outside Directors’ Stock Option Plan. The amendment to the Plan increases the total number of shares of Common Stock authorized for issuance under the Plan by 50,000 shares to an aggregate of 200,000 shares.
(c) On July 7, 2006, the shareholders approved an amendment to the Company’s Outside Directors’ Stock Grant Plan. The amendment to the Plan increases the total number of shares of Common Stock authorized for grant under the Plan by 50,000 shares to an aggregate of 100,000 shares.
(d) On July 7, 2006, the shareholders approved the ratification of the appointment of Ernst & Young as the Company’s independent auditors for fiscal year 2006.

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

HASTINGS ENTERTAINMENT, INC.
Date: September 8, 2006	/s/ Dan Crow
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