Form 10-Q
period 2006-10-31
HASTINGS ENTERTAINMENT INC
filed 2006-12-05
CIK 1054579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2006
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, as of October 31, 2006:

Class	Shares Outstanding

Common Stock, $.01 par value per share	11,053,447

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended October 31, 2006

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2006 and 2005, and January 31, 2006
(Dollars in thousands, except par value)

	October 31,	October 31,	January 31,
	2006	2005	2006
	(Unaudited)	(Unaudited)
Assets

Current assets:
Cash	$3,072	$5,477	$3,617
Merchandise inventories, net	186,291	164,373	165,049
Deferred income taxes	4,105	3,322	4,234
Prepaid expenses and other current assets	7,231	6,569	7,016

Total current assets	200,699	179,741	179,916
Rental assets, net of accumulated depreciation of $24,215, $25,618, and $26,501 at October 31, 2006 and 2005, and January 31, 2006, respectively	12,615	13,223	12,606
Property and equipment, net of accumulated depreciation of $148,515, $136,522, and $139,178 at October 31, 2006 and 2005, and January 31, 2006, respectively	59,530	62,509	60,013
Deferred income taxes	2,175	2,315	1,492
Intangible assets, net	418	475	454
Other assets	118	51	180

Total Assets	$275,555	$258,314	$254,661

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on capital lease obligations	$—	$132	$94
Trade accounts payable	87,350	84,471	88,991
Accrued expenses and other current liabilities	32,614	29,462	38,323

Total current liabilities	119,964	114,065	127,408
Long term debt, excluding current maturities on capital lease obligations	59,656	51,954	28,057
Other liabilities	4,263	4,769	4,503

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized;
11,944,544 shares issued and 11,053,447 shares outstanding at October 31, 2006;
11,944,544 shares issued and 11,380,373 shares outstanding at October 31, 2005;
11,944,544 shares issued and 11,383,172 shares outstanding at January 31, 2006	119	119	119
Additional paid-in capital	35,829	36,076	36,076
Retained earnings	61,370	54,465	61,466
Other comprehensive income, net of tax	100	—	141
Treasury stock, at cost 891,097 shares, 564,171 shares and 561,372 shares at October 31, 2006, and 2005 and January 31, 2006, respectively	(5,746)	(3,134)	(3,109)

Total Shareholders’ Equity	91,672	87,526	94,693

Total Liabilities and Shareholders’ Equity	$275,555	$258,314	$254,661

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended October 31, 2006 and 2005
(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Merchandise revenue	$98,221	$93,581	$305,355	$298,483
Rental revenue	21,415	21,006	68,787	67,954

Total revenues	119,636	114,587	374,142	366,437

Merchandise cost of revenue	70,337	65,422	216,868	212,271
Rental cost of revenue	7,499	8,116	25,399	23,978

Total cost of revenues	77,836	73,538	242,267	236,249

Gross profit	41,800	41,049	131,875	130,188

Selling, general and administrative expenses	44,572	44,867	130,231	130,570
Pre-opening expenses	15	—	94	92

Operating income (loss)	(2,787)	(3,818)	1,550	(474)

Other income (expense):
Interest expense	(900)	(778)	(2,304)	(1,920)
Other, net	55	66	599	209

Loss before income taxes	(3,632)	(4,530)	(155)	(2,185)

Income tax benefit	(1,432)	(1,799)	(59)	(879)

Net loss	$(2,200)	$(2,731)	$(96)	$(1,306)

Basic loss per share	$(0.20)	$(0.24)	$(0.01)	$(0.11)

Diluted loss per share	$(0.20)	$(0.24)	$(0.01)	$(0.11)

Weighted-average common shares outstanding:
Basic	11,176	11,367	11,312	11,426
Dilutive effect of stock options	—	—	—	—

Diluted	11,176	11,367	11,312	11,426

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2006 and 2005
(Dollars in thousands)

	Nine Months Ended
	October 31,
	2006	2005
Cash flows from operating activities:
Net loss	$(96)	$(1,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Rental asset depreciation expense	11,834	12,723
Purchases of rental inventory	(21,180)	(20,786)
Property and equipment depreciation expense	14,801	14,671
Amortization expense	36	67
Deferred income taxes	(554)	(2,131)
Loss on rental assets lost, stolen and defective	868	880
Loss on disposal of non-rental assets	242	826
Non-cash compensation	117	28
Changes in operating assets and liabilities:
Merchandise inventory	(12,777)	(1,266)
Prepaid expenses and other current assets	(215)	376
Trade accounts payable	9,033	3,971
Accrued expenses and other current liabilities	(5,583)	(4,130)
Other assets and liabilities, net	(219)	(88)

Net cash provided by (used in) operating activities	(3,693)	3,835

Cash flows from investing activities:
Purchases of property and equipment	(14,556)	(13,898)

Net cash used in investing activities	(14,556)	(13,898)

Cash flows from financing activities:
Borrowings under revolving credit facility	418,686	396,437
Repayments under revolving credit facility	(387,087)	(380,899)
Payments under capital lease obligations	(94)	(172)
Change in cash overdraft	(10,674)	(5,582)
Purchase of treasury stock	(3,956)	(1,611)
Proceeds from exercise of stock options	829	641

Net cash provided by financing activities	17,704	8,814

Net decrease in cash	(545)	(1,249)
Cash at beginning of period	3,617	6,726

Cash at end of period	$3,072	$5,477

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2006 and 2005
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
Certain balance sheet amounts for the period ended October 31, 2005, have been reclassified, including a $2.4 million reclassification of an in-transit cash item as a reduction in cash and long-term debt, and a $2.6 million reclassification of a portion of our accrued straight-line rent from short-term liabilities to long-term liabilities. In addition, for the three and nine months ended October 31, 2005, we reclassified certain costs associated with our previously viewed tapes from cost of rental revenues to cost of merchandise revenues in the amount of $0.4 million and $1.8 million, respectively.
Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2007 is referred to as fiscal year 2006.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
2. Stock Based Compensation
Prior to February 1, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and followed the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” Accordingly, compensation expense was not recognized in our consolidated statement of operations in connection with stock options that were granted under our stock-based compensation plan.
Effective with our fiscal year beginning February 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which no longer permits use of the intrinsic value method under APB No. 25. We used the modified prospective method to adopt SFAS No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after February 1, 2006, as well as the unvested portion of previously granted options. On January 27, 2006, our Board of Directors (“the Board”) approved a resolution to vest all stock options outstanding as of that date. The Board decided to fully vest these options, many of which had exercise prices that were higher than the Company’s stock price, to minimize the expense to our consolidated financial statements upon adoption of SFAS No. 123(R). This acceleration of vesting affected 587,609 unvested stock options. As a result, there is no compensation expense associated with stock options granted prior to February 1, 2006 in the consolidated statements of operations. Effective with the current fiscal year, compensation expense will be recognized for amortization of the fair value of stock options granted during fiscal 2006 and fiscal years thereafter. This amount was immaterial for the three and nine months ended October 31, 2006.
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

	Three Months Ended	Nine Months Ended
	October 31, 2005	October 31, 2005
Net loss, as reported	$(2,731)	$(1,306)
Add: Stock-based compensation included in reported net loss, net of tax	17	17
Less: Stock-based compensation expense determined under fair value based method, net of tax	(131)	(399)

Pro forma net loss	$(2,845)	$(1,688)

Loss per share:
Basic, as reported	$(0.24)	$(0.11)
Basic, pro forma	$(0.25)	$(0.15)
Diluted, as reported	$(0.24)	$(0.11)
Diluted, pro forma	$(0.25)	$(0.15)

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
Under the Company’s stock plans, options may be granted to directors, officers and employees at the fair market value of the Company’s common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury shares. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which is consistent with the valuation techniques that were previously utilized for options in footnote disclosures required under SFAS No. 123.
The following assumptions were applied to the options granted for the periods presented:

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Expected dividend yield	—	—	—	—
Risk-free interest rate	4.63%	4.50%	4.83%	4.34%
Expected life in years	5 years	5 years	5 years	5 years
Volatility	.51	.63	.53	.64
A summary of information with respect to all stock options plans for the three months ended October 31, 2006, and changes during the period then ended, is presented below:

		Weighted-average
		exercise price
	Options	(in dollars)
Outstanding at August 1, 2006	1,436,892	$6.77
Granted	10,000	6.82
Exercised	(40,665)	4.20
Expired	(7,500)	5.65

Outstanding at October 31, 2006	1,398,727	6.85

Options available for grant at October 31, 2006	722,411
The total intrinsic value of stock options exercised for the three months ended October 31, 2006 and 2005 was $142,208 and $74,913, respectively. The total fair value of stock options granted for the three months ended October 31, 2006 and 2005 was $33,831 and $77,886, respectively.
A summary of information with respect to all stock options plans for the nine months ended October 31, 2006, and changes during the period then ended, is presented below:

		Weighted-average
		exercise price
	Options	(in dollars)
Outstanding at February 1, 2006	1,603,867	$6.50
Granted	52,680	7.35
Exercised	(209,534)	3.95
Expired	(48,286)	8.35

Outstanding at October 31, 2006	1,398,727	6.85

Options available for grant at October 31, 2006	722,411

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
The total intrinsic value of stock options exercised for the nine months ended October 31, 2006 and 2005 was $672,875 and $550,433, respectively. The total fair value of stock options granted for the nine months ended October 31, 2006 and 2005 was $199,115 and $130,085, respectively.
At October 31, 2006, the options outstanding, the related weighted-average exercise price, the weighted-average remaining contractual life, and the aggregate intrinsic value for the ranges of exercise prices are shown in the table below.

			Weighted-
		Weighted-	average	Aggregate
		average exercise	remaining	intrinsic value (in
	Options	price (in dollars)	contractual life	thousands)
Range: $1.33 to $4.99
Options outstanding and exercisable at October 31, 2006	437,004	$3.26	4.97 years	$2,004,028

Range: $5.00 to $9.99
Options outstanding and exercisable at October 31, 2006	485,113	$6.24	7.33 years	$781,889
Options outstanding and unexercisable at October 31, 2006	50,150	$7.35	9.66 years	—

Price: $10.00 to $13.64
Options outstanding and exercisable at October 31, 2006	426,460	$11.17	0.29 years	—
At October 31, 2006, the number of options exercisable was 1,348,577; the weighted-average exercise price of those options was $6.84; and the total intrinsic value of those options was $2,785,917.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
3. Store Closing Reserve
From time to time and in the normal course of business, we evaluate our store base to determine if we need to close one or more stores. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.
Amounts in accrued expenses and other liabilities at October 31, 2006 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statements of operations.
The following tables provide a rollforward of reserves that were established for these charges for the nine months ended October 31, 2006 and 2005.

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2006	$709	$—	$709
Changes in estimates	183	—	183
Additions to provision	176	—	173
Cash outlay	(290)	—	(290)

Balance at October 31, 2006	$778	$—	$778

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2005	$1,283	$—	$1,283
Changes in estimates	98	8	106
Additions to provision	394	—	394
Cash outlay	(866)	(8)	(874)

Balance at October 31, 2005	$909	$—	$909

As of October 31, 2006, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2006 and 2005
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Loss per Share
     The computations for basic and diluted income per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Net loss	$(2,200)	$(2,731)	$(96)	$(1,306)

Average shares outstanding:
Basic	11,176	11,367	11,312	11,426
Effect of stock options	—	—	—	—

Diluted	11,176	11,367	11,312	11,426

Loss per share:
Basic	$(0.20)	$(0.24)	$(0.01)	$(0.11)

Diluted	$(0.20)	$(0.24)	$(0.01)	$(0.11)

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2006	2005	2006	2005
Shares of common stock underlying options	1,399	1,632	1,399	1,632

Exercise price range per share	$1.33 to $13.64	$1.33 to 14.03	$1.33 to $13.64	$1.33 to 14.03

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
October 31, 2006 and 2005
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
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective beginning February 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of inflation, legal actions, revenue sharing arrangements, our warehouse management system, future debt levels, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:
-	whether our assumptions turn out to be correct;

-	our ability to attain such estimates and expectations;

-	our ability to execute our expansion strategy;

-	our ability to produce strong sales during the fourth quarter which includes the holiday selling season;

-	a downturn in market conditions in any industry, including the economic state of retailing, relating to the products we inventory, sell or rent;

-	the effects of, or changes in, economic and political conditions in the U.S. and the markets in which we operate our superstores, including the price of gasoline, the effects of inflation, deflation, recession, war, terrorism, changes in interest and tax rates, the availability of consumer credit and any other matters that influence customer confidence;

-	our ability to forecast and meet customer demand for products;

-	our ability to access suitable merchandise on acceptable terms from merchandise vendors;

-	our ability to compete with traditional retail sources, the Internet, and other technology that provides alternate methods of video delivery;

-	our ability to respond to changing consumer spending patterns;

-	our ability to rely on the in-store video retailer distribution window, as it currently stands;

-	our ability to continue to negotiate favorable prices with rental video studios;

-	our continued ability to integrate our new warehouse management system and other technology systems;

-	our ability to attract and retain quality employees and control our labor costs; and

-	our ability to find new sites for our superstores that can be leased upon acceptable terms.

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
General
Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, books, video games and videocassettes, video game consoles, and DVD players, as well as trend products such as t-shirts, action figures, posters, and greeting cards. As of October 31, 2006, we operated 154 superstores primarily in medium-sized markets located in 20 states, mostly in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ending January 31, 2007 is referred to as fiscal 2006, and the twelve-month period ended January 31, 2006 is referred to as fiscal 2005.
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
Based upon these estimates, we currently depreciate the cost of our rental assets on an accelerated basis over six months to a salvage value of $4 per unit ($2.50 for VHS units), except for rental assets purchased for the initial stock of a new store, which are being depreciated on a straight-line basis over 36 months to a salvage value of $4 ($2.50 for VHS units). Rental assets purchased for less than established salvage values are not depreciated.
The costs of rental product purchased pursuant to revenue-sharing arrangements typically include a lower initial product cost and a percentage of the net rental revenues to be shared with studios over an agreed period of time. Additionally, certain titles have performance guarantees. Any up-front costs exceeding $4 per unit ($2.50 for VHS units) are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. The Company analyzes titles that are subject to performance guarantees and recognizes an estimated expense for under-performing titles throughout the applicable period based upon the Company’s analysis of the estimated shortfall. The Company revises these estimates on a monthly basis, according to actual results.
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
Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, we evaluate poor performing stores on a quarterly basis to determine whether projected future cash flows over the remaining initial lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the carrying value is less than the fair value of such assets. The carrying value of leasehold improvements as well as other property and equipment is subject to our impairment analysis.
Revenue Recognition. We generate revenue primarily from retail sales and rental of our products. Merchandise and rental revenues are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Revenues are presented net of estimated returns and exclude all taxes. Customers may return certain merchandise for exchange or refund within our policies, and an allowance has been established to provide for projected returns. There are no provisions for uncollectible amounts since payment is received at the time of sale. We, as with most retailers, also offer gift cards for sale. Deferred revenue, a current liability, is recognized at the time a gift card is sold with the costs of designing, printing and distributing the cards recorded as an expense as incurred. The deferred revenue liability is relieved and revenue is recognized upon the redemption of the gift cards. From time to time, we will offer sales incentives to customers, in the form of rebates. Revenue is reduced by the amount of estimated redemptions, based on experience of similar types of rebate offers, and a liability is established. The liability is relieved when the customer has completed all criteria necessary to file a valid rebate claim. Any remaining portion of the liability is recorded as revenue following the termination of the extended redemption period and following completion of all outstanding rebate claims. The Company reduces its revenue and recognizes a reserve for the estimated utilization of early return credits received by renters for early return of rentals. The liability is relieved upon the redemption of these early return credits.
Comparable-Store Revenue. Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.
Derivative Instruments. In June 2005, the Company entered into an interest rate cap agreement with a major bank as further discussed in the “Liquidity and Capital Resources – Capital Structure” section of this MD&A. Statement of Financial Accounting Standards No. 133 requires us to recognize all derivatives on the balance sheet at fair value. We have designated this derivative as a hedge, and to the extent the hedge is considered effective, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. The Company has capitalized the cost of the interest rate cap, and is amortizing this cost over 24 months.

Results of Operations
The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2006	2005	2006	2005
Merchandise revenue	82.1%	81.7%	81.6%	81.5%
Rental revenue	17.9	18.3	18.4	18.5

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	71.6	69.9	71.0	71.1
Rental cost of revenue	35.0	38.6	36.9	35.3

Total cost of revenues	65.1	64.2	64.8	64.5

Gross profit	34.9	35.8	35.2	35.5

Selling, general and administrative expenses	37.2	39.1	34.8	35.6
Pre-opening expenses	—	—	—	—

Operating income (loss)	(2.3)	(3.3)	0.4	(0.1)

Other income (expense):
Interest expense	(0.7)	(0.7)	(0.6)	(0.5)
Other, net	—	—	0.2	—

Loss before income taxes	(3.0)	(4.0)	—	(0.6)

Income tax benefit	(1.2)	(1.6)	—	(0.2)

Net loss	(1.8)%	(2.4)%	—%	(0.4)%

Summary of Superstore Activity

	Three Months Ended		Nine Months Ended		Year Ended
	October 31,		October 31,		January 31,
	2006	2005	2006	2005	2006
Beginning number of stores	154	153	153	152	152
Openings	—	—	1	1	1
Closings	—	—	—	—	—

Ending number of stores	154	153	154	153	153

Financial Results for the Third Quarter of Fiscal Year 2006
Revenues. Total revenues for the third quarter increased $5.0 million, or 4.4%, to $119.6 million compared to $114.6 million for the third quarter of fiscal 2005. The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended October 31,
	2006		2005		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent

Merchandise revenue	$98,221	82.1%	$93,581	81.7%	$4,640	5.0%
Rental revenue	21,415	17.9%	21,006	18.3%	409	1.9%

Total revenues	$119,636	100.0%	$114,587	100.0%	$5,049	4.4%

Comparable-store revenues (“Comps”):
Total	3.8%
Merchandise	4.1%
Rental	2.7%
Below is a summary of the Comp results for major merchandise categories:

	Three Months Ended October 31,
	2006	2005
Music	-4.4%	-2.4%
Books	2.1%	-2.7%
Video for sale	16.9%	-1.4%
Video games	11.1%	-9.4%
Boutique	-0.3%	-1.7%
Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated during the comparable period. Sales via the Internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues. Comp results by merchandise category exclude coupons.
Music Comps decreased 4.4%, which was primarily attributable to fewer premier artist CD releases as well as decreased sales of used CDs. Book Comps increased 2.1% as a result of increased sales of new release hardbacks and new and used paperbacks. Video for sale Comps increased 16.9% due to increased sales of new release DVDs, DVD box sets and used DVDs. Video game Comps increased 11.1% due primarily to increased sales of Microsoft XBOX 360 hardware and games, as well as increased sales of video game accessories.
Rental Comps increased 2.7% from the same period last year due to improved marketing initiatives and a slate of stronger box office titles. Rental Comps were boosted by DVDs, which increased 11.8% from the same period last year.
Gross Profit. For the third quarter, total gross profit dollars increased approximately $0.8 million, or 2.0%, to $41.8 million from $41.0 million for the same period last year, primarily as a result of increased sales. As a percentage of total revenues, gross profit decreased to 34.9% for the quarter compared to 35.8% for the same quarter in the prior year. The decrease in margin rates was primarily attributable to increases in markdowns and shrinkage.
Selling, General and Administrative expenses (“SG&A”). SG&A decreased approximately $0.3 million to $44.6 million for the current quarter compared to $44.9 million for the same quarter in the prior year. The decrease resulted primarily from reduced store labor costs of $1.4 million, offset partially by increased advertising expenses of $0.6 million and $0.4 million in increased occupancy costs associated with the operation of a greater number of new, expanded and relocated superstores. As a percentage of total revenues, SG&A decreased to 37.2% for the current quarter compared to 39.1% for the same quarter in the prior year due to improved leveraging of expenses with higher revenues.
Financial Results for the Nine Months Ended October 31, 2006
Revenues. Total revenues for the first nine months of fiscal 2006 increased $7.7 million, or 2.1%, to $374.1 million compared to $366.4 million for the same period in the prior year, resulting primarily from the opening of new superstores. The following is a summary of our revenue results (dollars in thousands):

	Nine Months Ended October 31,
	2006		2005		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent

Merchandise revenue	$305,355	81.6%	$298,483	81.5%	$6,872	2.3%
Rental revenue	68,787	18.4%	67,954	18.5%	833	1.2%

Total revenues	$374,142	100.0%	$366,437	100.0%	$7,705	2.1%

Comparable-store revenues (“Comps”):
Total	2.2%
Merchandise	2.1%
Rental	2.8%
Below is a summary of the Comp results for major merchandise categories:

	Nine Months Ended October 31,
	2006	2005
Music	-6.1%	-1.5%
Books	0.4%	-1.6%
Video for sale	13.5%	0.3%
Video games	12.8%	10.9%
Boutique	-1.9%	8.8%
Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated during the comparable period. Sales via the Internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues. Comp results by merchandise category exclude coupons.
Music Comps decreased 6.1%, which was primarily attributable to a weaker release schedule and fewer used CD sales compared to the same period in the prior year, partially offset by increased sales of music hardware. Book Comps increased 0.4% as a result of increased sales of used books, partially offset by decreased sales of new release hardbacks. Video for sale Comps increased 13.5% due to increased sales of new release DVDs, DVD box sets and used DVDs. Video game Comps increased 12.8% due primarily to increased sales of Microsoft XBOX 360 hardware and games, as well as increased sales of video game accessories. The Company is in the process of implementing new plan-o-gramming in our Boutique and Electronics departments, which involves selling through certain existing inventory to make room for new assortments. As a result, Boutique Comps decreased 1.9%, primarily due to decreased sales of t-shirts and footwear.
Rental Comps increased 2.8% from the same period last year due to improved marketing initiatives and a stronger slate of box office titles. Rental Comps were boosted by DVDs, which increased 14.3% from the same period last year.

Gross Profit. For the nine months ended October 31, 2006, total gross profit dollars increased approximately $1.7 million, or 1.3%, to $131.9 million from $130.2 million for the same period last year, primarily as a result of increased sales. As a percentage of total revenues, gross profit decreased to 35.2% for the nine months ended October 31, 2006 as compared to 35.5% for the same period in the prior year.
Selling, General and Administrative expenses (“SG&A”). SG&A decreased approximately $0.4 million to $130.2 million for the nine months ended October 31, 2006 compared to $130.6 million for the same period in the prior year. The decrease resulted primarily from reduced store labor costs of $3.9 million, offset partially by $2.0 million in increased occupancy costs associated with the operation of a greater number of new, expanded and relocated superstores; $0.9 million in increased SG&A administrative salaries; and $0.5 million in increased advertising expenses. As a percentage of total revenues, SG&A decreased to 34.8% for the nine months ended October 31, 2006 as compared to 35.6% for the same period in the prior year due to improved leveraging of expenses with higher revenues.
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
Historically, we have experienced an increase in our debt level during the third and early fourth quarters of our fiscal year as we build merchandise inventories for the holiday selling season. We reached a borrowing level of approximately $67.4 million in mid-November 2006 and we anticipate that our debt level will be reduced to approximately $30.0 million at January 31, 2007.
Consolidated Cash Flows
Operating activities. Net cash provided by or used in operating activities changed from a cash inflow of $3.8 million for the nine months ended October 31, 2005, to cash use of $3.7 million for the nine months ended October 31, 2006. This change primarily resulted from a larger increase in inventory during the current nine months as compared to the same period in the prior year.
Investing activities. Net cash used in investing activities increased $0.7 million to $14.6 million for the nine months ended October 31, 2006 from $13.9 million for the nine months ended October 31, 2005. Net cash used in investing activities is driven by the purchases of property and equipment associated with the opening, expanding, relocating, or remodeling of stores.
Financing activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements, the change in cash overdraft from holdings with our bank, and the repurchase of treasury stock. For the nine months ended October 31, 2006, net borrowings under debt agreements were $31.6 million compared to $15.5 million for the nine months ended October 31, 2005 due to increased purchases of inventory compared to the previous period. Change in cash overdraft increased from a use of $5.6 million for the nine months ended October 31, 2005, to a use of $10.7 million for the nine months ended October 31, 2006. For the nine months ended October 31, 2006, repurchases of treasury stock were $4.0 million compared to $1.6 million for the nine months ended October 31, 2005.
Capital structure. On February 28, 2006, we executed an amendment to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc., (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the

Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (“LIBOR”) plus an applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $15 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. The Facility matures on August 29, 2011. At October 31, 2006, we had $18.4 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest being charged under the Facility for the three and nine months ended October 31, 2006 was 7.02% and 6.87%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2006 was approximately $1.3 million, which reduces the excess availability under the Facility.
From time to time, we enter into interest rate agreements with financial institutions in order to obtain a fixed interest rate on a portion of our outstanding floating rate debt, thereby reducing our exposure to interest rate volatility. On June 29, 2005, the Company agreed to a two-year interest rate cap agreement, expiring June 29, 2007, with a major bank to hedge $20 million of the Company’s variable-rate debt (30-day LIBOR) against interest rate increases. The bank will “cap” the Company’s interest rate at 4.00% for the first $20 million of outstanding debt through June 29, 2007. Should the 30-day LIBOR rate remain at 4.00% or lower, the interest rate cap will result in no settlement. Should the rate climb above 4.00% during the term of the rate cap, the bank will settle with the Company at the end of each month. At October 31, 2006, the 30-day LIBOR was 5.32%. The Company designates this transaction as a hedge in accordance with SFAS 133, which requires the effective portion of the hedge to be accounted for initially as a component of other comprehensive income on the balance sheet. Subsequently, it will be reclassified into earnings when the transaction affects earnings. Any ineffective portion of the gain or loss is to be reported in earnings immediately. For the quarter ended October 31, 2006, the Company recognized approximately $52,000, net of tax, as a reduction of other comprehensive income related to the hedge agreement. Approximately $68,000 was recorded in earnings during the quarter ended October 31, 2006 as a reduction in interest expense due to settlements with the bank resulting from the cap agreement.
At October 31, 2006, our minimum lease commitments for the remaining three months of fiscal 2006 were approximately $6.4 million. The present value of total existing minimum operating lease commitments for fiscal years 2007 through 2025 discounted at 9.0% was approximately $94.7 million as of October 31, 2006.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, capital and operating leases and certain revenue-sharing arrangements. As of October 31, 2006, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At October 31, 2006, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the year ended January 31, 2006.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2006 outstanding balance of the variable rate debt would be approximately $0.5 million. The impact of an interest rate increase is mitigated by the interest rate cap agreement discussed in the “Liquidity and Capital Resources – Capital Structure” section of Item 2. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
ITEM 1A. RISK FACTORS.
Our Annual Report on Form 10-K for the year ended January 31, 2006 includes a detailed discussion of our risk factors and there have been no material changes to such risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of our common stock for the three months ended October 31, 2006 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Approximate
			shares purchased	dollar value of
			as part of	shares that may
	Total number	Average	publicly	yet be purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased (1)	per share	or programs	programs (2)
August 1 to August 31, 2006	31,100	$5.86	31,100	N/A
September 1 to September 30, 2006	150,900	6.52	150,900	N/A
October 1 to October 31, 2006	80,800	7.52	80,800	N/A

Total	262,800	$6.75	262,800	$4,335,321

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors initially authorized the repurchase of up to $5.0 million of our common stock. Since that time, the Board of Directors has approved additional increases in the amounts of $2.5 million on April 4, 2005; $5.0 million on March 15, 2006; and $2.5 million on October 3, 2006. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 1,834,463 shares have been purchased under the repurchase plan at a total cost of approximately $10.7 million, or approximately $5.83 per share.

ITEM 6. EXHIBITS.
a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this report.

Exhibit
Number		Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(1)	Amended and Restated Bylaws of the Company.

4.1	(2)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(1)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(3)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(3)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(3)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.
Date: December 5, 2006	/s/ Dan Crow
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