Form 10-K
period 2007-01-31
HASTINGS ENTERTAINMENT INC
filed 2007-04-20
CIK 1054579

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2007
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
None
Former name, former address and former fiscal year, if changed since last report
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2006, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $47.4 million based on the closing market price of $7.59 per share of Common Stock as reported on the Nasdaq National Market on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2007

Common Stock, $.01 par value per share	11,019,653
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Portions of the Proxy Statement for the annual meeting of Shareholders of the registrant to be held in 2007	Part III

HASTINGS ENTERTAINMENT, INC.
Form 10-K Annual Report
For the Fiscal Year Ended January 31, 2007

PART I
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer of the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, comparable-store revenues and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon Company management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, whether our assumptions turn out to be correct, our inability to attain such estimates and expectations, a downturn in market conditions in any industry relating to the products we inventory, sell or rent, the effects of or changes in economic conditions in the U.S or the markets in which we operate our stores, volatility of fuel and utility costs, acts of war or terrorism inside the United States or abroad, our success in forecasting customer demand for products and legal proceedings; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 1. BUSINESS.
General
Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games and videocassettes, video game consoles, and DVD players, as well as consumables and boutique products such as apparel, t-shirts, action figures, posters, and greeting cards. As of March 31, 2007, we operated 154 stores in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ended January 31, 2007 is referred to as fiscal 2006.

Business Strategy
Our goal is to enhance our position as a leading multimedia entertainment retailer primarily in medium-sized communities by expanding and remodeling existing stores, opening new stores in selected markets and to a lesser extent, offering our products through the Internet. Each element of our business strategy is designed to build consumer awareness of the Hastings concept and achieve high levels of customer loyalty and repeat business. We believe the key elements of this strategy are the following:
Superior Multimedia Concept. Our stores present a wide variety of product categories with individual products tailored to local preferences in a dynamic and comfortable store atmosphere with exceptional service. Our diverse product categories allow us to more effectively merchandise for our customers’ constant desire for entertainment, regardless of which formats are most popular at any given time. Our stores average approximately 20,000 square feet of sales space, with our new stores generally ranging in size from 15,000 to 25,000 square feet of sales space. Our stores offer customers an extensive product assortment customized for a specific store. Below is a listing of the approximate minimum and maximum title selections for our stores:

	Minimum	Maximum
Product Category	Title Count	Title Count
Books	12,000	63,000
Music	5,000	25,000
Sale VHS, DVD and Video Games	7,000	14,000
Rental VHS, DVD, Video Games	10,000	21,000
Used CDs, DVD, Video Games	3,000	29,000
Used Books	1,000	20,000
Boutique, Consumables and Accessories	2,000	4,000
Periodicals	1,000	4,000
Software	—	1,000
The following table shows our revenue mix as a percentage of total revenues for the last three fiscal years:

	Fiscal Year
Product Category	2006	2005	2004
Music	23%	25%	25%
Books	22%	22%	22%
Video	21%	19%	18%
Rental	17%	17%	19%
Video Games	9%	9%	8%
Boutique	4%	4%	4%
Consumables	3%	3%	2%
Other	1%	1%	2%
All stores carry a core product assortment for each product category that is supplemented with tailored components to accommodate the particular demographic profile and demand of the local market in which the store operates through the utilization of our proprietary purchasing and inventory management systems. We believe that our multimedia format reduces our reliance on and exposure to any particular entertainment segment and enables us to efficiently add exciting new entertainment categories to our product line.
Medium-Sized Market Focus. We target medium-sized markets with populations generally less than 250,000 where our extensive product selection in both new and used products, low pricing strategy, ability to trade-in, efficient operations and superior customer service enable us to become the market’s destination entertainment store. We believe that the medium-sized markets where we operate the majority of our stores present an opportunity to profitably operate and expand our unique entertainment store format. We base our merchandising strategy for our stores on an in-depth understanding of our customers and our individual markets. We strive to optimize each store’s merchandise selection by using our proprietary information systems to analyze the sales history, anticipated demand and demographics of each store’s market. In addition, we utilize flexible layouts that enable each store to present our products according to local interests and to customize the layout in response to new customer preferences and product lines.

Customer-Oriented Format. We design our stores to provide an easy-to-shop, open store atmosphere by offering major product categories in a “store-within-a-store” format. Most of our stores position product with customer affinities together around a wide racetrack aisle or in three departments (e.g., books, music/video games/boutique and video) that are designed to allow customers to view the entire store. Currently 92 stores utilize some form of the three-department format and the Company plans to expand this model to an additional seven stores in fiscal 2007. This store configuration produces significant cross-marketing opportunities among the various entertainment departments, which we believe results in higher average transaction volumes and impulse purchases. To encourage browsing and the perception of Hastings as a community gathering place, we have continued to invest in our line of Hard Back Cafes. At January 31, 2007, we had 66 Hard Back Cafes serving gourmet coffee and pastries, 27 of which allow the customer to place drive-thru orders, and we have plans for an additional five stores to open Hard Back Cafes in fiscal 2007. Stores without Hard Back Cafes have incorporated other amenities, such as comfortable chairs for reading, soft drinks and snacks, music and video game auditioning stations, interactive information kiosks, children’s reading areas and in-store promotional events.
Low Pricing. Our pricing strategy is to offer value to our customers by maintaining low prices that are competitive with or lower than the prices charged by other retailers in the market. We determine our prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. We believe that our low pricing structure results in part from (i) our ability to purchase a majority of our products directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) our proprietary information systems, to which we have made improvements that have enabled management to make more precise and targeted purchases and pricing for each store and (iii) our consistent focus on maintaining low occupancy and operating costs.
Used and Budget-Priced Products. Since 1992, we have bought or traded for customers’ CDs to sell as used product in order to leverage the value of our CD offering. Since 2001, we have added DVDs and video games and since 2004, we have added used books to our used product offerings. In addition to used products, we offer budget-priced products in all of our major product categories to provide enhanced value to our customers. During fiscal 2006 and 2005, we generated approximately 9.9% and 9.4%, respectively, of our total revenues from used and budget-priced products. We believe customer loyalty and additional visits are created by customers trading in unwanted entertainment media for cash or credit. Additionally, we offer used and budget products allowing the customer to choose between a new or a less expensive used copy of the same title.
Internet. Augmenting our store offering, we operate an e-commerce Internet web site (www.gohastings.com). Our site enables customers to electronically access more than 1,000,000 new and used entertainment products and unique, contemporary gifts. Additionally, we fill Internet orders for used products placed at www.gohastings.com and Amazon Marketplace through Hastings’ goShip program in which 56 stores participate and ship product directly from store inventories. We plan to expand this program to an additional 30 stores in fiscal 2007. Our site features exceptional product and pricing offers, search and auditioning capabilities, and digital downloading of music selections. The web site is designed to fully integrate into a store kiosk to leverage both the physical and digital shopping experience. The site also features an Investor Relations section with links to past press release information and filings with the Securities and Exchange Commission, including officer certifications of financial information listed as exhibits to such filings.
Expansion Strategy
We plan to open three stores and expand or relocate five stores during fiscal 2007. We have identified potential locations for future stores in under-served, medium-sized markets that meet our new-market criteria. Management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores. We believe that with our current information systems and distribution capabilities, our infrastructure can support our anticipated rate of expansion and growth for at least the next several years.

Merchandising Strategy
Hastings Entertainment is a leading entertainment retailer. The combination of music, books, periodicals, videos, video games, boutique, and consumables are unique in the marketplace. These core categories, supplemented by our video and video game rental business and the ability of our customers to buy, sell, and trade used products, create a store environment that appeals to a broad customer base and positions our stores as destination entertainment stores in our targeted medium-sized markets.
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
Information Technologies
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
Store Systems. Each store has a dedicated server within the store for processing information connected through a wide area network. This connectivity provides consolidation of individual transactions and allows store management and corporate office associates easy access to the information needed to make informed decisions. Transactions at the store are summarized and used to assist in staff scheduling, loss prevention and inventory control. All point of sale transactions utilize scanning technology, which allows for maximum customer efficiency at checkout.
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
Distribution and Vendors
Our distribution center is located in a 149,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 38,000 products offered in substantially every store. The distribution center also is used in distributing large purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to receive, process and ship items to be returned to manufacturers and distributors, as well as the rebalancing of merchandise inventories among our stores. This facility currently provides inventory to all Hastings stores and is designed to support our anticipated rate of expansion and growth for at least the next several years. We ship products weekly to each Hastings store, facilitating quick and responsive inventory replenishment. Approximately 27% of our total product, based on store receipts, is distributed through the distribution center. Approximately 73% of our total product is shipped directly from vendors to the stores.
Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low-pricing structure. In fiscal 2006, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three vendors accounted for approximately 18% of total products purchased during fiscal 2006. While selections from a particular artist or author generally are produced by a single studio or publisher, we strive to maintain vendor relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor. Refer to “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – General” for a description of our returns process.

Store Operations
Most of our stores employ one store manager, one assistant store manager, and one book manager. Store managers and assistant store managers are responsible for the execution of all operational, merchandising and marketing strategies for the store in which they work. Stores also generally have department leaders, who are individually responsible for their respective music, software, video, customer service and stocking departments. Hastings stores are generally open daily from 10:00 a.m. to 11:00 p.m. However, several stores are open 9:00 a.m. to 11:00 p.m. or 10:00 a.m. to 10:00 p.m. The only days our stores are closed are Thanksgiving and Christmas.
Competition
Hastings competes, within our trading areas, with all mass and specialty music, book, video, and video game retailers. Additionally, Hastings competes with video and video game rental stores and both Internet retail and rental businesses operating in our core product categories.
Trademarks and Servicemarks
We believe our trademarks and servicemarks, including the marks “Hastings Books Music Video;” “Hastings Your Entertainment Superstore;” “Hard Back Café” word mark only, word mark with design in color, and word mark with design in black and white; “Hastings Discover Your Entertainment” word mark with design in color and word mark in black and white have significant value and are important to our marketing efforts. We have registered each of the above as servicemarks with the United States Patent and Trademark Office (“USPTO”). We are currently claiming common law rights in the marks “Buy Sell Trade Rent,” “Hastings Hard Back Café,” “Hastings Hard Back Coffee Café,” and “Hastings Your Entertainment Superstore Hard Back Café.” We maintain a policy of pursuing registration of our principal marks and vigorously opposing any infringement of our marks.
Associates
We refer to our employees as associates because of the critical role they play in the success of each Hastings store and the Company as a whole. As of January 31, 2007, we employed approximately 5,962 associates, of which 2,011 are full-time and 3,951 are part-time associates. Of this number, approximately 5,475 were employed at retail stores, 221 were employed at our distribution center and 266 were employed at our corporate offices. None of our associates is represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company
Below is certain information about the executive officers of Hastings Entertainment, Inc.

Name	Age	Position
John H. Marmaduke	59	Chairman of the Board, President and Chief Executive Officer
Alan Van Ongevalle	39	Senior Vice President of Merchandising
Dan Crow	60	Vice President of Finance and Chief Financial Officer
Kevin Ball	50	Vice President of Marketing
Phil McConnell	44	Vice President of Product
John Hintz	42	Vice President of Information Technology
All executive officers are chosen by the Board of Directors and serve at the Board’s discretion. Information concerning the business experience of our executive officers is as follows:
John H. Marmaduke, age 59, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company’s former parent company, Western Merchandisers, Inc. (“Western”), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart Stores, Inc. Mr. Marmaduke also serves on the board of directors of the Interactive Entertainment Merchants Association. Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 30 years.
Alan Van Ongevalle, age 39, has served as Senior Vice President of Merchandising of the Company since February 2007. From February 2003 until February 2005, Mr. Van Ongevalle served as Vice President of Information Technology and Distribution. From August 2002 to February 2003, Mr. Van Ongevalle served as Vice President of Marketing and Distribution. From May 2000 to August 2002, Mr. Van Ongevalle served as Vice President of Marketing. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and as Director of Advertising from September 1998 to August 1999. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager, Director of New Stores and the Southern Kansas area through September 1998.
Dan Crow, age 60, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July of 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and Financial Executives International.
Kevin Ball, age 50, has served as Vice President of Marketing of the Company since May of 2004. From 2001 to 2004, Mr. Ball served as Vice President of Marketing at Organized Living, a specialty retailer of home organization products, headquartered in Kansas City. From 2000 to 2001, Mr. Ball held the position of Vice President of Marketing at Crown Books in Washington, D.C. and from 1995 to 2000 was the Director of Marketing at Trans World Entertainment in Albany, N.Y.
Phil McConnell, age 44, has served as Vice President of Product of the Company since June 2006. Mr. McConnell most recently served for nine years as Vice President of Merchandising, VMI Services for Alliance Entertainment Corporation (AEC), the largest wholesale distributor of prerecorded music and movies in the nation. Previously, Mr. McConnell served in senior merchandising positions with Best Buy and Circuit City.
John Hintz, age 42, has served as Vice President of Information Technology of the Company since February 2007. Mr. Hintz previously served as Senior Director of Application Development since August 2006. From February 2006 to August 2006, he served as the Director of Application Development. From August 2003 to August 2006, he served as Director of Retail Technologies. He was promoted to Director of Store Systems in August of 2001. Mr. Hintz joined Hastings in 1987 as a store associate.

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
The address of our Internet web site is (www.gohastings.com) and through the links on the Investor Relations portion of our web site, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other items filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. Such material is made available through our web site as soon as reasonably practicable after we electronically file with or furnish the material to the SEC. In addition, links to press releases, our board committee charters and our code of ethics for financial and other executive officers are posted in the Investor Relations section of our web site.
ITEM 1A. RISK FACTORS.
CAUTIONARY STATEMENTS
An investment in the Company involves significant risks and uncertainties. The cautionary statements and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks occur, our business, financial condition, operating results and cash flows could be materially adversely affected.
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
Revenues generated from the sale and rental of books, music, videos and other products we carry have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, natural energy prices, interest rates, consumer confidence and other factors beyond our control. A decline in consumer spending on the buying and/or rental of the products we offer could have a material adverse effect on our financial condition and results of operations and our ability to fund our expansion strategy.
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
Recent studio pricing for movies released to in-store video retailers has impacted our video business. Historically, studio pricing was based on whether or not a studio desired to promote a movie for both rental and sale to the consumer, or primarily for rental, from the beginning of the in-store video distribution window. In order to promote a movie title for rental, the title would be released to in-store video retailers at a price that was too high to allow for an affordable sales price by the retailer to the consumer at the beginning of the retail in-store video distribution window. As rental demand subsided, the studio would reduce pricing in order to then allow for reasonably priced sales to consumers. Currently, substantially all DVD titles are released at a price to the in-store video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail in-store video distribution window. This low sell-through pricing policy has led to increasing competition from other retailers, including mass merchants and online retailers, who are able to purchase DVDs for sale to consumers at the same time as traditional in-store video retailers, like Hastings, which purchase DVDs for rental. In addition, some retailers sell movies at lower prices in order to increase overall traffic to their stores or businesses, and mass merchants may be more willing to sell at lower prices, and in some instances, below wholesale. These factors have increased consumer interest in purchasing DVDs, which has reduced the significance of the VHS rental window.
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
Regardless of the wholesale pricing environment, the extent of our profitability is dependent on our ability to enter into and maintain arrangements with the studios that effectively balance copy depth and cost considerations. Each type of arrangement provides different advantages and challenges for us. The ability to negotiate preferred terms under revenue sharing agreements for the procurement of DVD or video game titles is crucial to our operations. Our profitability could be negatively affected if studios were to make other changes in their wholesale pricing policies and revenue-sharing agreements.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
     As of January 31, 2007, we operated 154 stores in 20 states located as indicated in the following table:

Name of State	Number of Stores
Alabama	1
Arkansas	11
Arizona	7
Colorado	4
Georgia	1
Idaho	9
Indiana	1
Iowa	1
Kansas	10
Kentucky	1
Missouri	7
Montana	6
Nebraska	4
New Mexico	16
Oklahoma	12
Tennessee	6
Texas	43
Utah	2
Washington	9
Wyoming	3

Total	154
Currently, we lease sites for all our stores. These sites typically are located in pre-existing, stand-alone buildings or strip shopping centers. Our primary market areas are medium-sized communities with populations generally less than 250,000. We have developed a systematic approach using our site selection criteria to evaluate and identify potential sites for new stores. Key demographic criteria for stores include community population, community and regional retail sales, personal and household disposable income levels, education levels, median age, and proximity of colleges or universities. Other site selection factors include current competition in the community, visibility, available parking, ease of access and other neighbor tenants.
We actively manage our existing stores and from time to time close under-performing stores. We did not close any stores during fiscal 2006 or 2005.
The terms of our store leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a store.
The following table sets forth as of January 31, 2007 the number of stores that have current lease terms that will expire during each of the following fiscal years and the associated number of stores for which we have options to extend the lease term:

	Number of Stores	Options
Fiscal Year 2007	16	16
Fiscal Year 2008	15	14
Fiscal Year 2009	32	29
Fiscal Year 2010	16	12
Fiscal Year 2011	16	13
Thereafter	59	54

Total	154	138

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
ITEM 3. LEGAL PROCEEDINGS.
During fiscal 2005, we were named as a defendant in lawsuits in the states of New Mexico and Texas alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. On October 27, 2005, the Company petitioned the court for summary judgment in one such lawsuit pending in the state of New Mexico. On November 28, 2005, the judge granted the Company’s petition for summary judgment and dismissed all pending claims in that lawsuit. The plaintiff subsequently appealed the court’s summary judgment. The plaintiff in the other lawsuit, which was filed in the state of Texas, filed an amended petition wherein he abandoned all but one claim. On May 15, 2006, he filed a motion for class certification.
The Company settled all litigation regarding the matters described above, including the dropping of the motion for class certification, with prejudice for $85,000 in February 2007. At January 31, 2007, the settlement was accrued.
We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the security holders during the fourth quarter of fiscal 2006.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
     The shares of Hastings Entertainment, Inc. common stock are listed and traded on The Nasdaq National Market (Nasdaq) under the symbol “HAST.” Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq:

	High	Low
2006:
First Quarter	$6.24	$4.75
Second Quarter	$8.00	$5.51
Third Quarter	$8.17	$5.60
Fourth Quarter	$8.40	$5.43

2005:
First Quarter	$8.47	$5.99
Second Quarter	$6.80	$5.05
Third Quarter	$6.59	$5.26
Fourth Quarter	$5.80	$4.34
As of March 31, 2007, there were approximately 319 holders of record of our Common Stock.
The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, and our operating and financial condition, among other factors. Our current revolving credit facility restricts the payment of dividends. In view of such restrictions, it is unlikely that we will pay a dividend in the foreseeable future.
A summary of our purchases of shares of our common stock for the three months ended January 31, 2007 is as follows:

Total number of
			shares	Approximate
			purchased as	dollar value of
			part of publicly	shares that may
	Total number	Average	announced	yet be purchased
	of shares	price paid	plans or	under the plans or
Period	purchased (1)	per share	programs	programs (2)
November 1 to November 30, 2006	—	$—	—	N/A
December 1 to December 31, 2006	18,500	7.13	18,500	N/A
January 1 to January 31, 2007	24,100	6.12	24,100	N/A

Total	42,600	$6.56	42,600	$4,055,772

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock. Since that time, the Board of Directors has approved additional increases in the amounts of $2.5 million on April 4, 2005; $5.0 million on March 15, 2006; and $2.5 million on October 3, 2006. Each such authorization to increase amounts was publicly announced in a press release. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 1,877,063 shares have been purchased under the repurchase plan at a total cost of approximately $10.9 million, or approximately $5.81 per share.

Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	January 31,	January 31,	January 31,	January 31,	January 31,	January 31,
	2002	2003	2004	2005	2006	2007
Hastings	$100.00	$79.09	$86.36	$150.00	$97.27	$107.27
S&P 500 Index	100.00	75.71	100.08	104.52	113.26	127.26
Nasdaq Composite	100.00	68.30	106.83	106.64	119.22	127.40
The graph above compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and the Nasdaq Composite Index over the same period. The graph assumes the investment of $100 in Hastings common stock, the S&P 500 Index and the Nasdaq Composite Index on January 31, 2002 and the reinvestment of all dividends.
With respect to equity compensation plan information, please refer to Item 11 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.
The data set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s Financial Statements and notes thereto.

	Fiscal Year
(In thousands, except per share and square foot data)	2006	2005	2004	2003	2002
Income Statement Data:
Merchandise revenue	$454,142	$444,291	$440,596	$404,977	$395,548
Rental asset revenue	94,190	93,640	101,420	103,341	99,846

Total revenues	548,332	537,931	542,016	508,318	495,394
Merchandise cost of revenue	326,025	314,328	322,632	299,055	294,647
Rental asset cost of revenue	33,862	34,458	36,266	37,727	39,893

Total cost of revenues	359,887	348,786	358,898	336,782	334,540
Gross profit	188,445	189,145	183,118	171,536	160,854
Selling, general and administrative expenses (1)	177,467	176,684	171,293	162,616	158,025
Pre-opening expenses	94	92	409	277	479

Operating income	10,884	12,369	11,416	8,643	2,350
Interest expense	(3,260)	(2,616)	(1,918)	(2,048)	(1,987)
Interest income (2)	—	—	—	—	1,291
Other, net	642	399	293	324	237

Income before income taxes	8,266	10,152	9,791	6,919	1,891
Income tax expense (benefit) (3)	3,247	4,457	3,982	(1,358)	—

Net income	$5,019	$5,695	$5,809	$8,277	$1,891

Basic income per share	$0.45	$0.50	$0.51	$0.73	$0.17

Diluted income per share	$0.44	$0.49	$0.49	$0.72	$0.16

Weighted-average common shares outstanding – basic	11,244	11,421	11,411	11,327	11,343

Weighted-average common shares outstanding – diluted	11,518	11,667	11,942	11,483	11,779

Other Data:
Depreciation (4)	$35,636	$38,209	$41,917	$38,675	$40,223
Capital expenditures (5)	$18,566	$17,097	$24,729	$22,093	$26,969

Store Data:
Total selling square footage at end of period	3,121,737	3,101,627	3,039,582	2,915,884	2,846,955
Comparable-store revenues increase (decrease) (6)	1.8%	(1.4%)	5.0%	1.9%	5.0%

	January 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital (7)	$71,941	$52,508	$52,404	$39,756	$52,829
Total assets	$257,498	$254,661	$251,299	$233,491	$234,014
Total long-term debt, including current maturities on capital lease obligations	$41,922	$28,151	$37,029	$28,775	$45,699
Total shareholders’ equity	$97,553	$94,693	$89,774	$83,946	$75,583

(1)	We recorded pre-tax charges of $2.6 million in fiscal 2002 related to the settlement of shareholder class action lawsuits. These charges reduced net income by $2.6 million or approximately $0.22 per diluted share.

(2)	We recorded interest income of approximately $1.3 million in the second quarter of fiscal 2002 as a result of interest earned on income tax refunds for amended returns filed for fiscal years 1995 through 1998. As a result, net income was increased by approximately $0.11 per diluted share.

(3)	The results for fiscal year 2003 reflect an income tax benefit of approximately $1.4 million, or $0.12 per diluted share, primarily due to the reversal of a valuation allowance of approximately $4.4 million previously applied against our deferred tax assets.

(4)	Includes amounts associated with our rental asset cost depreciation.

(5)	Includes purchases of property, equipment, and improvements, as well as purchases of retail locations.

(6)	Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

(7)	Working capital is calculated as total current assets less total current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this Annual Report on Form 10-K.
Overview
Hastings Entertainment is a leading multimedia entertainment retailer that that buys, sells, trades, and rents various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games and videocassettes, video game consoles, and DVD players, as well as consumables and boutique products such as apparel, t-shirts, action figures, posters, and greeting cards through its entertainment stores and its Internet web site. As of January 31, 2007, we operated 154 stores averaging approximately 20,000 square feet in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. Each of the stores is leased from a third party, is wholly-owned by us and is operated under the name of Hastings.
Our operating strategy is to enhance our position as a multimedia entertainment retailer by expanding and remodeling existing stores, opening new stores in selected markets, and offering our products through our Internet web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2007 is referred to as fiscal 2006.
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
Lower of Cost or Market for Merchandise Inventory. Our merchandise inventories are recorded at the lower of cost, which approximates the first-in, first-out (“FIFO”) method, or market. As with any retailer, economic conditions, cyclical customer demand and changes in purchasing or distribution can affect the carrying value of inventory. As circumstances warrant, we record lower of cost or market inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated fair value and returnability of merchandise inventory by product category and record an adjustment if estimated market value is below cost. Through merchandising and an automated-progressive markdown program, we quickly take the steps necessary to increase the sell-off of slower moving merchandise to eliminate or lessen the effect of these adjustments.
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

Rental Asset Depreciation. We have established depreciation policies with respect to our rental assets that allow for the matching of product costs with the related revenues. These policies require that we make significant estimates based upon our experience as to the ultimate revenue and the timing of the revenue to be generated by our rental product. We utilize an accelerated method of depreciation because it approximates the pattern of demand for the product, which is generally higher when the product is initially released for rental by the studios and declines over time. In establishing salvage values for our rental product, we consider the sales prices and volume of our previously rented product and other used product.
Based upon these estimates, we currently depreciate the cost of our rental assets on an accelerated basis over six months or nine months, except for rental assets purchased for the initial stock of a new store, which are being depreciated on a straight-line basis over 36 months. Rental assets, which include VHS, DVDs, Books on CD, and video games, are depreciated to salvage values ranging from $2.50 to $10. Rental assets purchased for less than established salvage values are not depreciated.
We also review the carrying value of our rental assets to ensure that estimated future cash flows exceed the carrying value. We record adjustments to the value of previously rented product primarily for estimated obsolete or excess product based upon changes in our original assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those estimated by management, additional adjustments, including adjustments to useful lives or salvage values, may be required. We continually evaluate the estimates surrounding the useful lives and salvage values used in depreciating our rental assets. Changes to these estimates resulting from changes in consumer demand, changes in our customer preferences or the price or availability of retail products may materially impact the carrying value of our rental assets and our rental margins.
For example, as discussed in Note 1 to the consolidated financial statements, during the fourth quarter of 2006, we reevaluated our estimates surrounding the useful life and salvage value of our rental assets due to recent changes in our rental business. Beginning with the fourth quarter of 2006, we changed the estimated useful life of rental video games from six months to nine months to better reflect the product’s extended rental life. In addition, we increased the salvage value on rental video games from $4 to $10 to better match the recovery rate on higher cost games released on new gaming systems. All other rental assets, which include DVDs, VHS units, and Books on CD, continue to be depreciated on an accelerated basis over six months to salvage values of either $2.50 for VHS units or $4.00 for DVD units and Books on CD. These changes in estimates related to our rental assets decreased our cost of rental revenues by approximately $0.2 million, or $0.02 per diluted share, for the year ended January 31, 2007. As our business continues to change, we will continue to evaluate the reasonableness of the estimates surrounding our rental assets.
The costs of rental product purchased pursuant to revenue-sharing arrangements typically include a lower initial product cost and a percentage of the net rental revenues to be shared with studios over an agreed period of time. Additionally, certain titles have performance guarantees. Any up-front costs exceeding the designated salvage value are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. The Company analyzes titles that are subject to performance guarantees and recognizes an estimated expense for under-performing titles throughout the applicable period based upon the Company’s analysis of the estimated shortfall. The Company revises these estimates on a monthly basis, according to actual results.
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
Vendor Allowances. In 2003, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”), which addresses the accounting for cash consideration received from a vendor by a reseller for various vendor-funded allowances, including cooperative advertising support. The EITF determined that cash consideration received from a vendor should be presumed to be a reduction of the prices of vendor’s products and, therefore, should be shown as a reduction in the cost of goods sold when recognized in the reseller’s income statements. The only exception to this rule is if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount should be characterized as a reduction of cost of goods sold when recognized in the reseller’s income statements. In accordance with EITF 02-16, a portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and rental assets and will be recognized in cost of revenues as inventory is sold and as rental assets are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore continue to be recorded as a reduction of SG&A.

Results of Operations
     The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of stores open at the end of period for the three most recent fiscal years.

	Fiscal Year
	2006	2005	2004
Merchandise revenue	82.8%	82.6%	81.3%
Rental asset revenue	17.2	17.4	18.7

Total revenues	100.0	100.0	100.0

Merchandise cost of revenue	71.8	70.7	73.2
Rental asset cost of revenue	36.0	36.8	35.8

Total cost of revenues	65.6	64.8	66.2
Gross profit	34.4	35.2	33.8
Selling, general and administrative expenses	32.4	32.8	31.6
Pre-opening expenses	—	0.1	0.1

	32.4	32.9	31.7

Operating income	2.0	2.3	2.1

Other income (expense):
Interest expense	(0.6)	(0.5)	(0.4)
Interest income	—	—	—
Other, net	0.1	0.1	0.1

	(0.5)	(0.4)	(0.3)

Income before income taxes	1.5	1.9	1.8
Income tax expense	0.6	0.8	0.7

Net income	0.9%	1.1%	1.1%

	Fiscal Year
	2006	2005	2004
Hastings Stores:
Beginning number of stores	153	152	148
Openings	1	1	5
Closings	—	—	(1)

Ending number of stores	154	153	152

Fiscal 2006 Compared to Fiscal 2005
Revenues. Total revenues for fiscal 2006 increased $10.4 million, or 1.9%, to $548.3 million compared to $537.9 million for the prior year. The following is a summary of our revenue results (dollars in thousands):

	Fiscal Year Ended January 31,
	2007		2006		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$454,142	82.8%	$444,291	82.6%	$9,851	2.2%
Rental revenue	94,190	17.2%	93,640	17.4%	550	0.6%

Total revenues	$548,332	100.0%	$537,931	100.0%	$10,401	1.9%

Comparable-store revenues:
Total	1.8%
Merchandise	2.2%
Rental	0.2%
Below is a summary of the comparable-store revenues (“Comp”) results for our merchandise categories:

	Fiscal Year Ended January 31,
	2007	2006
Music	-6.2%	-1.8%
Books	0.0%	-0.2%
Video for sale	12.9%	1.9%
Video games	9.0%	5.2%
Boutique	1.4%	5.2%
Music Comps decreased 6.2%, which was primarily attributable to fewer premier artist CD releases as well as decreased sales of used CDs. These declines were partially offset by increased sales of music hardware, including iPods and other MP3 players. Book Comps were essentially flat. Strong sales of mass market and used books offset the negative impact of fewer new-release hardback sales primarily attributable to the release of the sixth book in the Harry Potter series in fiscal 2005 but no series releases in fiscal 2006. Video for sale Comps rose 12.9% due to increased sales of new release DVDs, DVD box sets and used DVDs. Video game Comps rose 9.0% on strong hardware sales due to the release of the new Nintendo Wii and Sony PS3 gaming systems as well as strong sales of Microsoft XBOX 360 games. Our Boutique Comp increase of 1.4% was headlined by increases in action figures and prepaid phone cards, partially offset by decreased sales of apparel. Our video Comp increase, including the rental and sell-through revenues from all video and video game products, was 7.2% for the fiscal year ended January 31, 2007.
Generally, it is difficult for us to project future Comp sales. Our Comp sales are to a great extent dependent upon the quantity and quality of new releases from the studios, publishers, and hardware manufacturers. However, for fiscal 2007, we are projecting a positive total Comp in the low single digits.
Rental asset Comps increased 0.2% from the same period last year due to improved marketing initiatives and a stronger slate of box office titles. Rental Comps were boosted by DVD Movies, which increased 11.7% from the same period last year, but offset by Video Game rentals, which declined 11.5% as the industry prepared for the release of new gaming systems in the fourth quarter and released fewer hot titles.
Gross Profit. For the fiscal year ended January 31, 2007, total gross profit dollars decreased approximately $0.7 million, or 0.4%, to $188.4 million from $189.1 million for the prior fiscal year. Our merchandise gross profit rate decreased to 28.2% from 29.3% for the last fiscal year, primarily as a result of decreased merchandise margin rates and increased costs associated with merchandise shrinkage and returned product. Rental gross margin rates increased to 64.0% from 63.2% for the prior year, primarily due to stronger sales and improved buying practices which focused on increasing revenue sharing agreements which have a lower per unit cost. As a percentage of total revenues, gross profit decreased to 34.4% for the fiscal year compared to 35.2% for the prior fiscal year.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $0.8 million to $177.5 million for the fiscal year ended January 31, 2007, compared to $176.7 million for the prior fiscal year. As a percentage of total revenues, SG&A decreased to 32.4% for the fiscal year ended January 31, 2007, from 32.8% for the fiscal year ended January 31, 2006. SG&A costs included $2.4 million in increased utilities and occupancy costs associated with the operation of a greater number of new, expanded and relocated superstores; $0.8 million related to two severance agreements; and $0.7 million in increased supplies costs due to the Company’s branding initiative. These increased costs were partially offset by reduced store labor costs of $3.3 million.
Interest Expense. As a percentage of total revenues, interest expense rose to 0.6% in fiscal 2006, compared to 0.5% in fiscal 2005, due to higher debt levels and rising interest rates.
Income Taxes. For fiscal 2006, the Company recorded income tax expense of approximately $3.2 million, resulting in an effective tax rate of 39.3%. In the prior fiscal year, the Company recorded income tax expense of approximately $4.5 million, resulting in an effective tax rate of 43.9%. The Company recorded a $0.6 million provision for a state income tax settlement in fiscal 2005, which increased the effective tax rate by 5.5%.
Fiscal 2005 Compared to Fiscal 2004
Revenues. Total revenues for fiscal 2005 decreased $4.1 million, or 0.8%, to $537.9 million compared to $542.0 million for the prior year. The following is a summary of our revenue results (dollars in thousands):

	Fiscal Year
	2005		2004		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$444,291	82.6%	$440,596	81.3%	$3,695	0.8%
Rental revenue	93,640	17.4%	101,420	18.7%	(7,780)	-7.7%

Total revenues	$537,931	100.0%	$542,016	100.0%	$(4,085)	-0.8%

Comparable-store revenues:
Total	-1.4%
Merchandise	0.1%
Rental	-7.5%
Below is a summary of the Comp results for our merchandise categories:

	Fiscal Year
	2005	2004
Music	-1.8%	1.8%
Books	-0.2%	1.5%
Video for sale	1.9%	15.4%
Video games	5.2%	29.6%
Boutique	5.2%	9.8%
Our video Comp decrease, including the rental and sell-through revenues from all video and video game products, was –1.5% for the fiscal year ended January 31, 2006. In response to consumers’ migration from VHS to DVDs, we reduced our inventory of VHS units from approximately 1.2 million at January 31, 2005, to approximately 0.7 million units at January 31, 2006. Furthermore, the Company plans no additional purchases of VHS units for Fiscal 2006 and beyond.

Music Comps decreased 1.8%, primarily due to fewer new CD sales from premier artists, fewer cassette sales, and fewer sales of used CDs. These declines were offset partially by increased sales of music hardware, including iPods and other MP3 players. Book Comps fell 0.2% as a result of a slight decrease in the sales of new releases. Video for sale Comps rose 1.9% due to increased sales of DVDs, partially offset by declining sales of VHS. Video game Comps rose 5.2% on increased sales of new and used hardware. Our Boutique Comp increase of 5.2% was headlined by increases in sales of t-shirts and action figures.
Rental asset Comps decreased 7.5% from the last year reflecting continued in-store rental weakness industry-wide.
Gross Profit. For the fiscal year ended January 31, 2006, total gross profit dollars increased approximately $6.0 million, or 3.3%, to $189.1 million from $183.1 million for last year. Our merchandise gross profit rate increased to 29.3% from 26.8% for the prior year, primarily as a result of improved merchandise margin rates, increased efficiencies in our Distribution Center, and lower costs associated with merchandise shrinkage and returned product. Rental gross margin rates decreased to 63.2% from 64.2% in the prior year, primarily due to changing industry conditions in fiscal 2005, including weak title releases, both in video and video games, which lead our rental revenues to decrease more than anticipated relative to our product purchases. As a percentage of total revenues, total gross profit increased to 35.2% for fiscal year 2006 compared to 33.8% for the prior year.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $5.4 million to $176.7 million for the fiscal year ended January 31, 2006, compared to $171.3 million for the prior year, due to $1.1 million in additional advertising, $0.7 million in costs associated with the documentation of controls and procedures related to the pending adoption of Section 404 of the Sarbanes-Oxley Act, severance payouts of approximately $0.5 million, and additional costs associated with the operation of a greater number of new, expanded and relocated superstores. As a percentage of total revenues, SG&A increased to 32.8% for the fiscal year ended January 31, 2006, compared to 31.6% for the fiscal year ended January 31, 2005.
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

Liquidity and Capital Resources
We generate cash from operations exclusively from the sale of merchandise and the rental of products and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental products, opening new stores and expanding existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our amended revolving credit facility. We believe our cash flow from operations and borrowings under our amended revolving credit facility will be sufficient to fund our ongoing operations, new stores and store expansions through fiscal 2007.
At January 31, 2007, total outstanding debt (including capital lease obligations) was $41.9 million. We project our outstanding debt levels for fiscal 2007 to be similar to that at January 31, 2007.
Consolidated Cash Flows
Operating Activities. Net cash flows from operating activities decreased $9.7 million, or 45.8%, to $11.5 million in fiscal 2006 from $21.2 million in fiscal 2005. The decrease was primarily the result of decreased accounts payable, decreased accrued expenses, and lower rental asset depreciation expense, partially offset by decreased merchandise inventories.
Investing Activities. Net cash used in investing activities increased $1.5 million, or 8.8%, from $17.1 million in fiscal 2005 to $18.6 million in fiscal 2006. This increase was the result of increased capital expenditures resulting from new and remodeled store openings during the year.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For fiscal 2006, cash provided by financing activities was $7.3 million compared to cash used in financing activities of $7.2 million for fiscal 2005, resulting from net borrowings on our revolving credit facility during fiscal 2006 of approximately $13.9 million compared to net repayments for fiscal 2005 of approximately $8.4 million. The effect of the Company’s increased borrowings on net cash provided by financing activities was partially offset by the $4.2 million in purchases of treasury stock in fiscal 2006, as compared to $2.1 million in purchases of treasury stock in fiscal 2005.
On September 18, 2001, we announced a stock repurchase program of up to $5.0 million of our common stock. Since that time, the Board of Directors has approved additional increases in the amounts of $2.5 million on April 4, 2005; $5.0 million on March 15, 2006; and $2.5 million on October 3, 2006. During fiscal year 2006, we purchased a total of 595,600 shares of common stock at a cost of approximately $4.2 million, or $7.05 per share. As of January 31, 2007, a total of 1,877,063 shares had been purchased under the program at a cost of approximately $10.9 million, for an average cost of approximately $5.81 per share. As of January 31, 2007, approximately $4.1 million remains available for repurchases under the stock repurchase program.

Capital Structure. On July 11, 2005, February 28, 2006, and February 27, 2007, we executed amendments to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the “Facility”). In connection with the February 27, 2007 amendment, CIT Group/Business, Inc. assigned its entire interest under the Loan and Security Agreement to Fleet Retail Group LLC. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and after the February 27, 2007 amendment, is limited to a ceiling of $100 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $30 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. Per the amendment executed on February 28, 2006, the Facility matures on August 29, 2011. At January 31, 2007, we had $36.2 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest being charged under the Facility for fiscal years ending January 31, 2007 and 2006 was 7.0% and 5.6%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2007 was approximately $1.0 million, which reduces the excess availability under the Facility.
At January 31, 2007, our minimum lease commitments for fiscal 2007 were approximately $24.0 million. The present value of total existing minimum operating lease commitments for fiscal years 2008 through 2026 discounted at 9.0% was approximately $77.5 million as of January 31, 2007.

Contractual Obligations and Off-Balance Sheet Arrangements. Current accounting standards require us to disclose our material obligations and commitments to make future payments under contracts, such as debt and lease agreements. We disclose our contractual long-term debt repayment in Note 6 and our current and future operating payments in Note 7 to the consolidated financial statements. In the ordinary course of business, we routinely enter into commitments for various aspects of our operations, such as warehouse and office equipment. However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of January 31, 2007, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.
The following summarizes our contractual obligations at January 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-term debt (principal only) (1)	$41,922	—	—	41,922	—
Operating leases	144,184	24,002	38,675	25,799	55,708
Revenue sharing (2)	960	960	—	—	—

Total	$187,066	24,962	38,675	67,721	55,708

(1)	Based on our internal forecasts, we estimate interest payments for FY 2007 to be approximately $3.3 million.

(2)	As of January 31, 2007, we were a party to revenue-sharing arrangements with various studios. These agreements include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to non-revenue sharing purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included amounts owed and an estimate of our contractual obligation under these agreements for performance guarantees and minimum purchase requirements for the period in which they can reasonably be estimated, which is approximately two months in the future. Although these contracts may extend beyond the estimated two-month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues recorded during fiscal 2006.

Seasonality and Inflation
Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

Fiscal year 2006:	Quarter

	First	Second	Third	Fourth

Total revenues	$131,412	$123,094	$119,636	$174,190
Operating income (loss)
% of full year:	$3,749	$588	$(2,787)	$9,334
Total revenues	24.0%	22.4%	21.8%	31.8%
Operating income (loss)	34.4%	5.4%	(25.6%)	85.8%

Fiscal year 2005:	Quarter

	First	Second	Third	Fourth

Total revenues	$129,124	$122,726	$114,587	$171,494
Operating income (loss)
% of full year:	$1,623	$1,721	$(3,818)	$12,843
Total revenues	24.0%	22.8%	21.3%	31.9%
Operating income (loss)	13.1%	13.9%	(30.8%)	103.8%
See Footnote 14 to the Consolidated Financial Statements for additional information.
We do not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements
In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective beginning February 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is in the process of evaluating the provisions of FIN 48 but does not anticipate that adoption will have a material impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders’ base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2007 outstanding balance of the variable rate debt, after adjustment for the interest rate hedge agreement, would be approximately $0.3 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
HASTINGS ENTERTAINMENT, INC.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	31

Consolidated Balance Sheets as of January 31, 2007 and 2006	32

Consolidated Statements of Operations for the years ended January 31, 2007, 2006 and 2005	33

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2007, 2006 and 2005	34

Consolidated Statements of Cash Flows for years ended January 31, 2007, 2006 and 2005	35

Notes to Consolidated Financial Statements	36

Schedule

Financial Statement Schedule II — The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 15. Exhibits and Financial Statement Schedules.	58

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Hastings Entertainment, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. and subsidiaries as of January 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. and subsidiaries at January 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standard No 123 (R), Share-Based Payments.
/s/ Ernst & Young LLP
Fort Worth, Texas
April 12, 2007

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2007 and 2006
(In thousands, except share data)

	January 31,
	2007	2006
Assets
Current assets
Cash and cash equivalents	$3,837	$3,617
Merchandise inventories	167,277	165,049
Deferred income taxes	3,891	4,234
Prepaid expenses and other current assets	10,633	7,016

Total current assets	185,638	179,916
Rental assets, net of accumulated depreciation of $22,604 and $26,501 at
January 31, 2007 and 2006, respectively	11,931	12,606
Property and equipment, net	57,422	60,013
Deferred income taxes	1,765	1,492
Intangible assets, net	411	454
Other assets	331	180

	$257,498	$254,661

Liabilities and Shareholders’ Equity
Current liabilities
Current maturities on capital lease obligations	$—	$94
Trade accounts payable	76,518	88,991
Accrued expenses and other current liabilities	37,179	38,323

Total current liabilities	113,697	127,408
Long-term debt, excluding current maturities on capital lease obligations	41,922	28,057
Other liabilities	4,326	4,503

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized;	119	119
11,944,544 shares in fiscal 2006 and 2005 issued;
11,011,353 in fiscal 2006 and
11,383,172 shares in fiscal 2005, outstanding
Additional paid-in capital	36,906	36,076
Retained earnings	66,485	61,466
Other comprehensive income	67	141
Treasury stock, at cost	(6,024)	(3,109)

	97,553	94,693

	$257,498	$254,661

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended January 31, 2007, 2006 and 2005
(In thousands, except per share data)

	Fiscal Year
	2006	2005	2004
Merchandise revenue	$454,142	$444,291	$440,596
Rental asset revenue	94,190	93,640	101,420

Total revenues	548,332	537,931	542,016

Merchandise cost of revenue	326,025	314,328	322,632
Rental asset cost of revenue	33,862	34,458	36,266

Total cost of revenues	359,887	348,786	358,898

Gross profit	188,445	189,145	183,118

Selling, general and administrative expenses	177,467	176,684	171,293
Pre-opening expenses	94	92	409

Operating income	10,884	12,369	11,416

Other income (expense):
Interest expense	(3,260)	(2,616)	(1,918)
Other, net	642	399	293

Income before income taxes	8,266	10,152	9,791

Income tax expense	3,247	4,457	3,982

Net income	$5,019	$5,695	$5,809

Basic income per share	$0.45	$0.50	$0.51

Diluted income per share	$0.44	$0.49	$0.49

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended January 31, 2007, 2006 and 2005
(In thousands, except share data)

			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Total Shareholders’
	Shares	Amount	Capital	Earnings	Income	Shares	Amount	Equity
Balances at January 31, 2004	11,944,544	119	36,598	49,962	—	580,932	(2,733)	83,946
Issuance of stock to directors	—	—	25	—	—	(7,344)	35	60
Purchase of treasury stock	—	—	—	—	—	140,600	(904)	(904)
Exercise of stock options	—	—	(241)		—	(225,213)	1,104	863
Net income	—	—	—	5,809	—	—	—	5,809

Balances at January 31, 2005	11,944,544	119	36,382	55,771	—	488,975	(2,498)	89,774
Issuance of stock to directors	—	—	2	—	—	(4,655)	26	28
Purchase of treasury stock	—	—	—	—	—	344,440	(2,069)	(2,069)
Exercise of stock options	—	—	(425)	—	—	(267,388)	1,432	1,007
Other stock-based compensation	—	—	117	—	—	—	—	117
Comprehensive income:
Net income	—	—	—	5,695	—	—	—	5,695
Unrealized gain on interest rate cap, net of $98 in deferred taxes	—	—	—	—	141	—	—	141

Total comprehensive income	—	—	—	—	—	—	—	5,836

Balances at January 31, 2006	11,944,544	119	36,076	61,466	141	561,372	(3,109)	94,693
Issuance of stock to directors	—	—	17	—	—	(13,741)	83	100
Purchase of treasury stock	—	—	—	—	—	595,600	(4,237)	(4,237)
Exercise of stock options and other	—	—	758	—	—	(210,040)	1,239	1,997
Other stock-based compensation	—	—	55	—	—	—	—	55
Comprehensive income:
Net income	—	—	—	5,019	—	—	—	5,019
Unrealized loss on interest rate cap, net of $55 in deferred taxes	—	—	—	—	(74)	—	—	(74)

Total comprehensive income								4,945

Balances at January 31, 2007	11,944,544	$119	$36,906	$66,485	$67	933,191	$(6,024)	$97,553

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended January 31, 2007, 2006 and 2005
(In thousands)

	Fiscal Year
	2006	2005	2004
Cash flows from operating activities:
Net income	$5,019	$5,695	$5,809
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	15,771	18,472	22,842
Purchases of rental assets	(28,689)	(28,900)	(35,142)
Property and equipment depreciation expense	19,865	19,737	19,075
Amortization expense	43	88	88
Loss on rental assets lost, stolen and defective	1,224	672	1,221
Loss on disposal or impairment of property and equipment, excluding rental assets	1,295	1,463	835
Deferred income taxes	70	(2,220)	1,427
Non-cash compensation	155	145	60
Changes in operating assets and liabilities:
Merchandise inventories	10,138	1,240	(3,077)
Other current assets	(3,617)	(71)	151
Trade accounts payable	(9,379)	420	4,010
Accrued expenses and other liabilities	22	4,810	725
Other assets and liabilities, net	(402)	(342)	(671)

Net cash provided by operating activities	11,515	21,209	17,353

Cash flows from investing activities:
Purchase of property, equipment and improvements	(18,566)	(17,097)	(24,729)

Net cash used in investing activities	(18,566)	(17,097)	(24,729)

Cash flows from financing activities:
Borrowings under revolving credit facility	585,927	556,224	574,643
Repayments under revolving credit facility	(572,062)	(564,583)	(566,170)
Payments under long-term debt and capital lease obligations	(94)	(210)	(219)
Purchase of treasury stock	(4,237)	(2,069)	(904)
Change in cash overdraft	(3,094)	2,489	—
Proceeds from exercise of stock options and other	831	928	697

Net cash provided by (used in) financing activities	7,271	(7,221)	8,047

Net increase (decrease) in cash	220	(3,109)	671
Cash at beginning of year	3,617	6,726	6,055

Cash at end of year	$3,837	$3,617	$6,726

See accompanying notes to consolidated financial statements.

(1)	Operations and Summary of Significant Accounting Policies
(a)	General

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

The consolidated financial statements present the results of Hastings Entertainment, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

(c)	Basis of Presentation

We consider our retail and internet operations to be separate operating segments for purposes of determining reportable segments based on the criteria of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. We determined that the Internet segment was immaterial for segment reporting purposes. Therefore, we combine both operating segments into one reporting segment.

Our fiscal years ended January 31, 2007, 2006 and 2005 are referred to as fiscal 2006, 2005 and 2004, respectively.

(d)	Cash and Cash Equivalents

The Company considers all credit card receivables of $1.2 million and $1.0 million for fiscal 2006 and 2005, respectively, from MasterCard, Visa, Discover, and American Express, and all highly liquid investments with an original maturity date of three months or less to be cash equivalents. Negative cash balances are reclassified to trade accounts payable.

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

Merchandise inventories are recorded at the lower of cost, which approximates the first-in, first-out (“FIFO”) method, or market. Amounts are presented net of the allowance for shrinkage and obsolescence.

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

The Company transfers rental assets that have been converted to previously viewed titles for sale, from ‘Property and equipment’ to ‘Merchandise inventories.’ The transfer to ‘Merchandise Inventories’ is recorded at the time of conversion, which is the first date the product is available for sale. During fiscal 2006, 2005, and 2004, $12.4 million, $10.8 million, and $12.2 million, respectively, were transferred from rental assets to merchandise inventory at the lower of net book value or market.

(g)	Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, except for rental assets, which are depreciated using an accelerated depreciation method. Furniture, fixtures, equipment and software are depreciated over their estimated useful lives of three to seven years. Leasehold improvements are amortized over the shorter of the related lease term or their estimated useful lives. Rental assets, except for the initial purchases of new stores, are depreciated using an accelerated method over six months or nine months. The initial purchases of rental assets for new stores are depreciated over 36 months using the straight-line method. Rental assets, which include VHS, DVDs, Books on CD, and video games, are depreciated to salvage values ranging from $2.50 to $10. Rental assets purchased for less than established salvage values are not depreciated.

Beginning with the fourth quarter of 2006, we changed the estimated useful life of rental video games from six months to nine months to better reflect the product’s extended rental life. In addition, we increased the salvage value on rental video games from $4 to $10 to better match the recovery rate on higher cost games released on new gaming systems. All other rental assets, which include DVDs, VHS units, and Books on CD, continue to be depreciated on an accelerated basis over six months to salvage values of either $2.50 for VHS units or $4.00 for DVD units and Books on CD. These changes in estimates related to our rental assets decreased our cost of rental revenues by approximately $0.2 million, or $0.02 per diluted share, for the year ended January 31, 2007.

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

The carrying amount of long-term debt approximates fair value as of January 31, 2007 and 2006 due to the instruments bearing interest at variable market rates. The carrying amount of accounts payable approximates fair value because of its short maturity period.

(i)	Stock Based Compensation

Prior to February 1, 2006, the Company applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, the Company applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its plans and, accordingly, did not recognize compensation expense for these plans because all options were issued at exercise prices equal to or greater than the market value at date of grant.

Effective February 1, 2006, the Company adopted SFAS 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The Company has elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption.

The Company recognized approximately $55,000, before income taxes, related to the adoption of SFAS 123R in fiscal 2006. See Note 12 below for further information on share-based compensation.

(j)	Advertising Costs

Advertising costs for newspaper, television and other media are expensed as incurred. Advertising expenses, net of allowances from vendors, for the fiscal years 2006, 2005, and 2004 were $7.7 million, $7.8 million and $6.7 million, respectively.

We receive payments and credits from vendors pursuant to cooperative advertising programs and display allowances. During fiscal years 2006, 2005 and 2004, we received a total of approximately $9.0 million, $7.8 million and $6.6 million, respectively for such payments and credits. To the extent such payments are a reimbursement for specific, identifiable costs, such amounts are recorded as a reduction in SG&A expenses at the time the associated advertisement is publicly released. The remainder of these payments and allowances are recorded as a reduction of merchandise inventory and the cost of rental assets in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor” (“EITF 02-16”).

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

(n)	Impact of Recently Issued Accounting Standards

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective beginning February 1, 2007 with the cumulative effect of the change in accounting principle recorded as an adjustment to beginning retained earnings. The Company is in the process of evaluating the provisions of FIN 48 but does not anticipate that adoption will have a material impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

(2)	Merchandise Inventories

Merchandise inventories consist of the following:

	January 31,
	2007	2006
Books	$64,721	$67,973
Videos	55,024	48,973
Music	40,135	41,657
Other	11,862	9,950

	171,742	168,553

Less allowance for inventory shrinkage and obsolescence	4,465	3,504

	$167,277	$165,049

During fiscal 2006 and 2005, we purchased approximately 18% and 19%, respectively, of all products (defined herein as merchandise inventories and rental assets) from three vendors.

(3)	Property and Equipment

Property and equipment consist of the following:

	January 31,
	2007	2006
Furniture, equipment and software	$143,522	$135,569
Leasehold improvements	63,755	61,863
Buildings and land	258	258
Work in progress	621	255
Property under capital leases	—	1,246

	208,156	199,191
Less accumulated depreciation	150,734	139,178

Property and equipment, net	$57,422	$60,013

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2007	2006
Allowance for cost of inventory returns	$1,586	$1,276
Deferred gift card revenue	16,354	14,769
Salaries, vacation, bonus and benefits	7,664	7,371
Short term lease obligations	1,209	1,077
Sales taxes payable	2,062	1,923
Federal income tax payable	2,138	5,254
Other accrued expenses	6,166	6,653

Total	$37,179	$38,323

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

In the ordinary course of business, we accrue estimated amounts for settlements with certain vendors related to disputed merchandise purchases and returns. Because the ultimate settlement amount requires estimates, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term. During fiscal 2006, 2005, and 2004 we reduced merchandise cost of revenues by approximately $1.6 million, $2.2 million, and $2.1 million, respectively, related to favorable differences between actual settlements with vendors as compared to amounts accrued.

(5)	Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at January 31, 2007 and 2006 include accruals for the net present value of future minimum lease payments, net of estimated sublease income, and other costs attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in our consolidated statement of operations.

The following table provides a rollforward of reserves that were established for these charges for fiscal 2006, 2005 and 2004:

	Future Lease
	Payments	Other Costs	Total
Balance at January 31, 2004	$2,015	$13	$2,028
Additions to provision	143	—	143
Changes in estimates	(94)	79	(15)
Cash outlay, net	(781)	(92)	(873)

Balance at January 31, 2005	1,283	—	1,283

Additions to provision	253	—	253
Changes in estimates	191	8	199
Cash outlay, net	(1,018)	(8)	(1,026)

Balance at January 31, 2006	709	—	709

Additions to provision	176	—	176
Changes in estimates	243	—	243
Cash outlay, net	(452)	—	(452)

Balance at January 31, 2007	$676	$—	$676

As of January 31, 2007, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

(6)	Long-term Debt

Long-term debt and capitalized lease obligations consist of the following:

	January 31,
	2007	2006
Revolving credit facility	$41,922	$28,057
Capitalized lease obligations	—	94

	41,922	28,151
Less current maturities	—	94

	$41,922	$28,057

On July 11, 2005, February 28, 2006, and February 27, 2007, we executed amendments to our syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. and The CIT Group/Business Credit, Inc, (the “Facility”). In connection with the February 27, 2007 amendment, CIT Group/Business, Inc. assigned its entire interest under the Loan and Security Agreement to Fleet Retail Group LLC. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and after the February 27, 2007 amendment, is limited to a ceiling of $100 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $30 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011, at which time any remaining outstanding amounts would be due. At January 31, 2007, we had $36.2 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest being charged under the Facility for fiscal years ending January 31, 2007 and 2006 was 7.0% and 5.6%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2007 was approximately $1.0 million, which reduces the excess availability under the Facility.
The aggregate maturities of long-term debt and capitalized lease obligations for years subsequent to fiscal 2006 are as follows:

2007	$—
2008	—
2009	—
2010	—
2011	41,922
Thereafter	—

$41,922

(7)	Leases

We lease retail space under operating leases with terms ranging from three to 15 years, with certain leases containing renewal options. Renewal options are typically for five years and contain lease terms similar to those of the original lease. Lease agreements generally provide for minimum rentals. Some leases also include additional contingent rental amounts based upon specified percentages of sales above predetermined levels. Operating leases are accounted for in conformity with FAS 13-1, Accounting for Rental Costs Incurred during a Construction Period, which requires rental costs associated with operating leases that are incurred during a construction period to be recognized as rental expense. Rental expense for operating leases is comprised of the following:

	Fiscal Year
	2006	2005	2004
Minimum rentals	$23,759	$22,474	$20,962
Contingent rentals	491	588	648
Less sublease income	(109)	(95)	(87)

Rental expense	$24,141	$22,967	$21,523

Future minimum lease payments under non-cancelable operating leases as of January 31, 2007 are:

2007	$24,002
2008	21,107
2009	17,568
2010	13,766
2011	12,033
Thereafter	55,708

Total minimum lease payments	144,184
Less sublease income	1,330

Net minimum lease payments under operating leases	$142,854

(8)	Income Taxes

Income tax expense is comprised of the following:

	Fiscal Year
	2006	2005	2004
Current federal	$2,883	$5,759	$1,970
Current state and local	294	918	586
Deferred federal, state, and local	70	(2,220)	1,426

	$3,247	$4,457	$3,982

The difference between expected federal income tax expense (computed by applying the statutory rate of 35% to income before income taxes) and actual income tax expense is as follows:

	Fiscal Year
	2006	2005	2004
Computed “expected” income tax expense	$2,893	$3,553	$3,427
State and local income taxes, net of federal income tax effect	300	583	509
Other	54	321	46

	$3,247	$4,457	$3,982

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Year
	2006	2005
Deferred tax assets:
Gift cards	$1,182	$1,056
Abandoned leases	260	273
Deferred rent and lease incentives	1,776	1,875
Inventories	983	2,078
Property and equipment	6,299	4,822
Other	1,248	1,100

Total deferred tax assets	11,748	11,204
Deferred tax liabilities:
Rental assets	(6,092)	(5,478)

Total deferred tax liabilities	(6,092)	(5,478)

Net deferred tax assets	$5,656	$5,726

(9)	Income Per Share

The computations of basic and diluted income per share are as follows:

	Fiscal Year
	2006	2005	2004
Net income	$5,019	$5,695	$5,809

Average shares outstanding:
Basic	11,244	11,421	11,411
Effect of stock options	274	246	531

Diluted	11,518	11,667	11,942

Income per share:
Basic	$0.45	$0.50	$0.51

Diluted	$0.44	$0.49	$0.49

Options to purchase 184,156 shares of Common Stock at exercise prices ranging from $6.82 to $13.64 per share outstanding at January 31, 2007; 726,980 shares of Common Stock at exercise prices ranging from $6.095 per share to $14.03 per share outstanding at January 31, 2006; and 523,556 shares of Common Stock at exercise prices ranging from $7.30 per share to $14.03 per share outstanding at January 31, 2005, were not included in the computation of diluted income per share because their inclusion would have been antidilutive.

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

Our Associate Stock Ownership Plan (ASOP) permits full-time employees who have attained age 21 and completed one year of service and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the ASOP. Employer contributions are determined at the discretion of management. The Board of Directors has determined that the level of contributions will be made based on attaining operational profit goals as set by the Board of Directors. The contribution is based on a percentage of participants’ eligible compensation. Common shares held by the ASOP were 552,896, 490,997, and 459,864 at January 31, 2007, 2006, and 2005, respectively. Shares issued and held under the ASOP plan are included as outstanding shares for the purposes of calculating income per share.

Amounts expensed related to the 401k and ASOP Plans were $0.7 million, $1.3 million, and $0.6 million for fiscal 2006, 2005, and 2004, respectively.

11)	Shareholders’ Equity

We have seven stock option plans: the 1991 and 1994 Stock Option Plans; the 1996, 2002, and 2006 Incentive Stock Plans; and the 1996 and 2002 Outside Directors Plans (for non-employee directors). A total of 505,900 shares may be granted under each of the 1991 and 1994 Stock Option Plans, 632,375 shares may be granted under the 1996 Incentive Stock Plan, 500,000 shares may be granted under each of the 2002 and 2006 Incentive Stock Plans, 101,180 shares may be granted under the 1996 Outside Directors Plan and 200,000 shares may be granted under the 2002 Outside Directors Plan. As of January 31, 2007, we had 665,411 options available for future grants under all stock option plans.

The 1991 and 1994 Stock Option Plans and the 1996, 2002, and 2006 Incentive Stock Plans authorize the award of both incentive stock options and non-qualified stock options to purchase common stock to officers, other associates and directors of the Company. The exercise price per share of incentive stock options may not be less than the market price of our common stock on the date the option is granted. The term of each option is determined by the Board of Directors and generally will not exceed ten years from the date of grant. In general, each option award vests at 20% per year over five years.

The 1996 Incentive Stock Plan also authorizes the granting of stock appreciation rights, restricted stock, dividend equivalent rights, stock awards, and other stock-based awards to officers, other associates, directors, and consultants of the Company. There have been no grants of these awards under this plan.

We also have a management stock purchase plan that authorizes the issuance of up to 227,655 shares of common stock, pursuant to agreements providing for the purchase of restricted stock units (“RSU’s”). The cost of each RSU is equal to 75% of the fair market value of the common stock of the Company on the date the RSU is awarded. During fiscal years 2006, 2005 and 2004, there were no RSU’s awarded under the Plan. Compensation expense is recognized using the straight-line method over three years, which is the vesting period of the RSU’s. Under this methodology, we recorded approximately $0, $0 and $18 of compensation expense related to RSU’s in fiscal year 2006, 2005 and 2004, respectively. As of January 31, 2007, 2006 and 2005, there were no RSU’s outstanding under the plan.

12)	Stock Based Compensation

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

Effective with our fiscal year beginning February 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which no longer permits use of the intrinsic value method under APB No. 25. We used the modified prospective method to adopt SFAS No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after February 1, 2006, as well as the unvested portion of previously granted options. On January 27, 2006, our Board of Directors (the Board”) approved a resolution to vest all stock options outstanding as of that date. The Board decided to fully vest these options, many of which had exercise prices that were higher than the Company’s stock price, to minimize the expense to our consolidated financial statements upon adoption of SFAS No. 123(R). This acceleration of vesting affected 587,609 unvested stock options. As a result, there is no compensation expense associated with stock options granted prior to February 1, 2006 in the consolidated statements of operations. Effective with the current fiscal year, compensation expense will be recognized for amortization of the fair value of stock options granted during fiscal 2006 and fiscal years thereafter. The Company recognized approximately $55,000, before income taxes, related to the adoption of SFAS 123R in fiscal 2006.

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

	Fiscal Year
	2005	2004
Net income, as reported	$5,695	$5,809
Add: Stock-based compensation included in reported net income, net of tax	81	35
Less: Stock-based compensation expense determined under fair value based method, net of tax	(1,523)	(687)

Pro forma net income	$4,253	$5,157

Income per share:
Basic, as reported	$0.50	$0.51
Basic, pro forma	$0.37	$0.45
Diluted, as reported	$0.49	$0.49
Diluted, pro forma	$0.36	$0.44
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

The following assumptions were used in the calculation of fair value:

	Fiscal Year
	2006	2005	2004
Expected dividend yield	—	—	—
Risk-free interest rate	4.79%	4.27%	2.71%
Expected life in years (using short-cut method)	4.92	4.98	5.28
Historical Volatility	.51	.60	.62
A summary of information with respect to all stock option plans is as follows:

		Weighted-average
		exercise price
	Options	(in dollars)
Outstanding at January 31, 2004	1,917,452	$5.71
Granted	310,493	6.03
Exercised	(225,213)	3.10
Forfeited and expired	(115,517)	4.92

Outstanding at January 31, 2005	1,887,215	$6.12
Granted	144,680	5.52
Exercised	(267,388)	3.47
Forfeited and expired	(160,640)	6.20

Outstanding at January 31, 2006	1,603,867	$6.50
Granted	107,680	7.39
Exercised	(210,040)	3.96
Forfeited and expired	(453,006)	10.78

Outstanding at January 31, 2007	1,048,501	$5.26

Options available for grant at January 31, 2007	665,411
The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2007 and 2006 was $674,241 and $729,711, respectively. The total fair value of stock options granted for the fiscal years ended January 31, 2007 and 2006 was $372,752 and $437,938, respectively.

At January 31, 2007, the options outstanding and options exercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

			Weighted-
		Weighted-	average	Aggregate
		average exercise	remaining	intrinsic value (in
	Options	price (in dollars)	contractual life	thousands)
Range: $1.33 to $4.99
Options outstanding and exercisable at January 31, 2007	436,498	$3.26	4.72 years	$1,151,061

Range: $5.00 to $9.99
Options outstanding and exercisable at January 31, 2007	485,113	$6.24	6.08 years	$71,833
Options outstanding and unexercisable at January 31, 2007	105,150	$7.39	8.84 years	—

Price: $10.00 to $13.64
Options outstanding and exercisable at January 31, 2007	21,740	$13.09	0.77 years	—
At January 31, 2007, 2006 and 2005, the number of options exercisable was 943,351; 1,603,867; and 959,076, respectively, and the weighted-average exercise price of those options was $5.26, $6.50 and $7.55, respectively.

The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model is as follows (in dollars):

	Weighted Average Exercise price for			Weighted Average Fair value for
	Fiscal Year			Fiscal Year
	2006	2005	2004	2006	2005	2004
Options granted at market price	$7.29	$5.52	$5.99	$3.64	$3.03	$3.34
Options granted at prices exceeding market price	$7.94	$—	$6.31	$3.06	$—	$2.98

Total options granted	$7.39	$5.52	$6.03	$3.55	$3.03	$3.31

(13)	Supplemental Cash Flow Information

Cash payments for interest during fiscal 2006, 2005 and 2004 totaled $3.5 million, $2.6 million and $2.1 million, respectively. Cash payments for income taxes during fiscal 2006, 2005 and 2004 totaled $6,099,222; $3,513,481; and $259,780, respectively.

(14)	Commitments and Contingencies

The Company is obligated to pay certain studios minimum amounts associated with certain revenue-sharing agreements related to rental assets. As of January 31, 2007, such minimum future payments approximated $960,000, which are expected to be paid during fiscal 2007.

During fiscal 2005, we were named as a defendant in lawsuits in the states of New Mexico and Texas alleging that our extended viewing fees for movie and game rentals are illegal under the Uniform Commercial Code. On October 27, 2005, the Company petitioned the court for summary judgment in one such lawsuit pending in the state of New Mexico. On November 28, 2005, the judge granted the Company’s petition for summary judgment and dismissed all pending claims in that lawsuit. The plaintiff subsequently appealed the court’s summary judgment. The plaintiff in the other lawsuit, which was filed in the state of Texas, filed an amended petition wherein he abandoned all but one claim. On May 15, 2006, he filed a motion for class certification.

The Company settled all litigation regarding the matters described above, including the dropping of the motion for class certification, with prejudice for $85,000 in February 2007. At January 31, 2007, the settlement was accrued.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

(15)	Interim Financial Results (Unaudited)

	Quarter
Fiscal year 2006:	First	Second	Third	Fourth
Total revenues	$131,412	$123,094	$119,636	$174,190
Total cost of revenues	84,790	79,641	77,836	117,620
Selling, general and administrative expenses	42,873	42,786	44,572	47,236
Pre-opening expenses	—	79	15	—
Operating income (loss)	3,749	588	(2,787)	9,334
Interest (expense) and other income, net	(595)	(265)	(845)	(913)
Income (loss) before taxes	3,154	323	(3,632)	8,421
Income tax expense (benefit)	1,229	144	(1,432)	3,306
Net income (loss)	1,925	179	(2,200)	5,115

Basic income (loss) per share	$0.17	$0.02	$(0.20)	$0.46
Diluted income (loss) per share	$0.17	$0.02	$(0.20)	$0.45

	Quarter
Fiscal year 2005:	First	Second	Third	Fourth
Total revenues	$129,124	$122,726	$114,587	$171,494
Total cost of revenues	85,086	77,625	73,538	112,537
Selling, general and administrative expenses	42,327	43,376	44,867	46,114
Pre-opening expenses	88	4	—	—
Operating income (loss)	1,623	1,721	(3,818)	12,843
Interest (expense) and other income, net	(392)	(607)	(712)	(506)
Income (loss) before taxes	1,231	1,114	(4,530)	12,337
Income tax expense (benefit)	477	443	(1,799)	5,336
Net income (loss)	754	671	(2,731)	7,001

Basic income (loss) per share	$0.07	$0.06	$(0.24)	$0.61
Diluted income (loss) per share	$0.06	$0.06	$(0.24)	$0.61

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2007 to determine whether our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.
There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our Proxy Statement for our 2007 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2006 (our “Proxy Statement”), under the heading “Proposal No. 1: Election of Two Directors,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Company” in Part I of this Form 10-K, which information is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in our Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” which is incorporated herein by reference.
Code of Ethics and Other Corporate Governance Information
Information regarding our Code of Ethics and the name of the individual determined by the board to be the “audit committee financial expert” is included in our Proxy Statement, under the heading “Proposal No. 1: Election of Two Directors,” which information is incorporated herein by reference.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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

3.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this report.

Exhibit
Number			Description
3.1		(1)	Third Restated Articles of Incorporation of the Company.

3.2		(1)	Amended and Restated Bylaws of the Company.

4.1		(2)	Specimen of Certificate of Common Stock of the Company.

4.2		(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3		(1)	Amended and Restated Bylaws of the Company (see 3.2 above).

10.1		(1)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.

10.2	*	(1)	Hastings Amended 1996 Incentive Stock Plan.

10.3	*	(2)	Hastings 1994 Stock Option Plan.

10.4	*	(2)	Hastings 1991 Stock Option Plan.

10.5	*	(1)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.

10.6	*	(1)	Hastings Employee Stock Ownership Plan Trust Agreement.

10.7	*	(2)	Chief Executive Officer Stock Option, as amended.

10.8	*	(1)	Corporate Officer Incentive Plan.

10.9	*	(1)	Management Stock Purchase Plan.

10.10	*	(1)	Management Incentive Plan.

10.11	*	(1)	Salary Incentive Plan.

10.12	*	(1)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

10.13	*	(3)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company

10.14		(4)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

10.15		(1)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

10.16	*	(2)	Stock Grant Plan for Outside Directors.

Exhibit
Number			Description
10.17	*	(2)	Form of Employment Agreement by and between the Company and certain of its executives.

10.18		(5)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

10.19		(6)	Loan and Security Agreement, dated August 29, 2000 between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.20		(7)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.

10.21		(8)	Amended Loan and Security Agreement, dated December 9, 2003, between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.22		(9)	Severance Agreement and Release with Robert Berman, dated March 19, 2005.

10.23		(9)	Amended Loan and Security Agreement, dated July 11, 2005, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.24		(9)	Severance Agreement and Release with Steve Hicks, dated December 16, 2005.

10.25		(9)	Amended Loan and Security Agreement, dated February 28, 2006, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent. Severance Agreement and Release with David Moffatt, dated April 5, 2006.

10.26		(10)	Severance Agreement and Release with David Moffatt, dated April 5, 2006.

10.27		(10)	Employment Agreement with Michael Rigby, dated December 5, 2005.

10.28		(10)	Amended Loan and Security Agreement, dated February 27, 2007, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

21.1		(2)	Subsidiaries of the Company.

23.1		(10)	Consent of Ernst & Young LLP.

24.1		(10)	Powers of Attorney (included on signature page).

31.1		(10)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2		(10)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1		(10)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated June 11, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 31, 2000, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, and incorporated herein by reference.

(10)	Filed herewith.

Financial Statement Schedule II –
HASTINGS ENTERTAINMENT, INC.
Valuation and Qualifying Accounts and Reserves
Years Ended January 31, 2007, 2006 and 2005
(Amounts in thousands)

	Fiscal Year
	2006	2005	2004
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
Balance at the beginning of period	$3,889	$3,055	$3,405
Additions charged to costs and expenses	12,957	11,759	12,345
Deductions for write-offs	(11,930)	(10,925)	(12,695)

Balance at end of period	$4,916	$3,889	$3,055

Reserves added to liabilities:
Allowance for costs of inventory returns:
Balance at the beginning of period	$1,276	$2,057	$3,658
Additions charged to costs and expenses	5,241	4,198	5,776
Deductions for write-offs and payments	(4,931)	(4,979)	(7,377)

Balance at end of period	$1,586	$1,276	$2,057

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.
Date: April 20, 2007	By:	/s/ Dan Crow
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

Signature	Title	Date

/s/ John H. Marmaduke	Chairman of the Board, President and	April 19, 2007
John H. Marmaduke	Chief Executive Officer
(Principal Executive Officer)

/s/ Danny W. Gurr	Director	April 19, 2007
Danny W. Gurr

/s/ Daryl L. Lansdale	Director	April 19, 2007
Daryl L. Lansdale

/s/ Ann S. Lieff	Director	April 19, 2007
Ann S. Lieff

/s/ Frank O. Marrs	Director	April 19, 2007
Frank O. Marrs

/s/ Jeffrey G. Shrader	Director	April 19, 2007
Jeffrey G. Shrader