Form 10-Q
period 2007-04-30
HASTINGS ENTERTAINMENT INC
filed 2007-06-04
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 000-24381
HASTINGS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1386375
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3601 Plains Boulevard, Amarillo, Texas (Address of principal executive offices)	79102 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Number of shares outstanding of the registrant’s common stock, as of April 30, 2007:

Class	Shares Outstanding
Common Stock, $.01 par value per share	10,944,877

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2007

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2007 and 2006, and January 31, 2007
(Dollars in thousands, except par value)

	April 30,	April 30,	January 31,
	2007	2006	2007
		(Unaudited)
Assets

Current assets:
Cash	$5,227	$6,979	$3,837
Merchandise inventories, net	164,437	160,107	167,277
Deferred income taxes	3,009	4,692	3,891
Prepaid expenses and other current assets	10,677	7,380	10,633

Total current assets	183,350	179,158	185,638
Rental assets, net of accumulated depreciation of $20,991, $25,614, and $22,604 at April 30, 2007 and 2006, and January 31, 2007, respectively	11,235	12,729	11,931
Property and equipment, net of accumulated depreciation of $153,577, $143,521, and $150,734 at April 30, 2007 and 2006, and January 31, 2007, respectively	54,958	58,444	57,422
Deferred income taxes	2,583	1,751	1,765
Intangible assets, net	403	432	411
Other assets	289	189	331

Total Assets	$252,818	$252,703	$257,498

Liabilities and Shareholders’ Equity
Current liabilities:
Current maturities on capital lease obligations	$—	$54	$—
Trade accounts payable	68,224	71,971	76,518
Accrued expenses and other current liabilities	34,688	33,289	37,179

Total current liabilities	102,912	105,314	113,697
Long term debt, excluding current maturities on capital lease obligations	46,750	46,140	41,922
Other liabilities	4,466	4,472	4,326

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 10,944,877 shares outstanding at April 30, 2007; 11,944,544 shares issued and 11,424,172 shares outstanding at April 30, 2006; 11,944,544 shares issued and 11,011,353 shares outstanding at January 31, 2007	119	119	119
Additional paid-in capital	36,845	35,986	36,906
Retained earnings	68,131	63,391	66,485
Other comprehensive income	35	163	67
Treasury stock, at cost 999,667 shares, 520,372 shares and 933,191 shares at April 30, 2007, and 2006 and January 31, 2007, respectively	(6,440)	(2,882)	(6,024)

Total Shareholders’ Equity	98,690	96,777	97,553

Total Liabilities and Shareholders’ Equity	$252,818	$252,703	$257,498

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
For the Three Months Ended April 30, 2007 and 2006
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2007	2006

Merchandise revenue	$105,064	$106,952
Rental revenue	22,948	24,460

Total revenues	128,012	131,412

Merchandise cost of revenue	72,997	75,569
Rental cost of revenue	7,300	9,221

Total cost of revenues	80,297	84,790

Gross profit	47,715	46,622

Selling, general and administrative expenses	42,936	42,873

Operating income	4,779	3,749

Other income (expense):
Interest expense	(714)	(664)
Other, net	33	69

Income before income taxes	4,098	3,154

Income tax expense	1,614	1,229

Net income	$2,484	$1,925

Basic income per share	$0.23	$0.17

Diluted income per share	$0.22	$0.17

Weighted-average common shares outstanding:
Basic	11,007	11,394
Dilutive effect of stock options	192	224

Diluted	11,199	11,618

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2007 and 2006
(Dollars in thousands)

	Three Months Ended
	April 30,
	2007	2006

Cash flows from operating activities:
Net income	$2,484	$1,925
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Rental asset depreciation expense	2,780	4,445
Purchases of rental inventory	(5,206)	(7,646)
Property and equipment depreciation expense	4,876	4,853
Amortization expense	8	22
Deferred income taxes	64	(717)
Loss on rental assets lost, stolen and defective	292	303
Loss on disposal of non-rental assets	11	47
Non-cash compensation	15	—
Changes in operating assets and liabilities:
Merchandise inventory	5,669	7,713
Prepaid expenses and other current assets	(44)	(364)
Trade accounts payable	(4,182)	(10,465)
Accrued expenses and other current liabilities	(3,329)	(5,034)
Other assets and liabilities, net	150	(18)

Net cash provided by (used in) operating activities	3,588	(4,936)

Cash flows from investing activities:
Purchases of property and equipment	(2,422)	(3,327)

Net cash used in investing activities	(2,422)	(3,327)

Cash flows from financing activities:
Borrowings under revolving credit facility	134,692	150,114
Repayments under revolving credit facility	(129,864)	(132,031)
Payments under capital lease obligations	—	(40)
Purchase of treasury stock	(729)	—
Change in cash overdraft	(4,112)	(6,555)
Proceeds from exercise of stock options	237	137

Net cash provided by financing activities	224	11,625

Net increase in cash	1,390	3,362
Cash at beginning of period	3,837	3,617

Cash at end of period	$5,227	6,979

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2007 and 2006
(Tabular amounts in thousands, except per share data or unless otherwise noted)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (“Hastings,” the “Company,” “we,” “our,” “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the Christmas selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.
The balance sheet at January 31, 2007 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.
Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2008 is referred to as fiscal year 2007.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2007 and 2006
(Tabular amounts in thousands, except per share data or unless otherwise noted)
2. Stock Based Compensation
Compensation cost for all stock awards is measured at fair value on the date of grant and such cost is recognized over the service period for awards that are expected to vest. The fair value of non-vested share grants is based on the number of shares granted and the quoted price of our common stock. We use the Black-Scholes valuation model for stock option grants in order to determine fair value. The estimation of stock awards that will ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates. No stock options were granted during the first quarter of fiscal 2007 or fiscal 2006.
Under the Company’s stock plans, options may be granted to directors, officers and employees at the fair market value of the Company’s common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury shares. The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model.
A summary of information with respect to all stock option plans for the three months ended April 30, 2007, and changes during the period then ended, is as follows:

		Weighted-average
	Options	exercise price
	(in actual shares)	(in dollars)

Outstanding at January 31, 2007	1,048,501	$5.26
Granted	—	—
Exercised	(42,724)	4.84
Expired	(31,665)	7.22

Outstanding at April 30, 2007	974,112	5.21

Options available for grant at April 30, 2007	672,076
The total intrinsic value of stock options exercised for the three months ended April 30, 2007 and 2006 was $72,626 and $107,404, respectively.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2007 and 2006
(Tabular amounts in thousands, except per share data or unless otherwise noted)
At April 30, 2007, the options outstanding and exercisable, the related weighted-average exercise price, the weighted-average remaining contractual life, and the aggregate intrinsic value for the ranges of exercise prices are shown in the table below.

		Weighted-average	Weighted-average	Aggregate
	Options	exercise price	remaining	intrinsic value (in
	(in actual shares)	(in dollars)	contractual life	actual dollars)
Range: $1.27 to $4.99
Options outstanding and exercisable at April 30, 2007	419,168	$3.23	4.45 years	$1,554,631

Range: $5.00 to $9.99
Options outstanding and exercisable at April 30, 2007	441,384	$6.25	6.07 years	$353,368
Options outstanding and unexercisable at April 30, 2007	91,820	$7.42	8.45 years	$1,250

Price: $10.00 to $14.03
Options outstanding and exercisable at April 30, 2007	21,740	$13.09	0.53 years	—
At April 30, 2007, the number of options exercisable was 882,292; the weighted-average exercise price of those options was $4.98; and the total intrinsic value of those options was $1,909,249.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2007 and 2006
(Tabular amounts in thousands, except per share data or unless otherwise noted)
3. Store Closing Reserve
From time to time and in the normal course of business, we evaluate our store base to determine if we need to close one or more stores. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.
Amounts in accrued expenses and other liabilities at April 30, 2007, include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statements of operations.
The following tables provide a rollforward of reserves that were established for these charges for the three months ended April 30, 2007 and 2006.

Future Lease
Payments
Balance at January 31, 2007	$676
Changes in estimates	(59)
Additions to provision	—
Cash outlay	(79)

Balance at April 30, 2007	$538

Future Lease
Payments
Balance at January 31, 2006	$709
Changes in estimates	83
Additions to provision	—
Cash outlay	(111)

Balance at April 30, 2006	$681

As of April 30, 2007, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2007 and 2006
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Income per Share
     The computations for basic and diluted income per share are as follows:

	Three Months Ended April 30,
	2007	2006

Net income	$2,484	$1,925

Average shares outstanding:
Basic	11,007	11,394
Effect of stock options	192	224

Diluted	11,199	11,618

Income per share:
Basic	$0.23	$0.17

Diluted	$0.22	$0.17

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended April 30,
	2007	2006
Shares of common stock underlying options	295	898

Exercise price range per share	$6.60 to 13.64	$5.51 to 14.03

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
April 30, 2007 and 2006
(Tabular amounts in thousands, except per share data or unless otherwise noted)
5. Litigation and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
6. Recent Accounting Pronouncements
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
Upon adoption of FIN 48, the Company has adopted an accounting policy where interest expense and penalties related to the Company’s uncertain tax positions will be shown as a component of income tax expense in the statements of operations.
As a result of the adoption of FIN 48 on February 1, 2007, the Company recognized an increase in the liability for uncertain tax positions plus additional interest and penalties which totaled $838,000 with the offset going to retained earnings as of February 1, 2007. As of the date of adoption and at April 30, 2007, the Company’s gross unrecognized tax benefits totaled $808,000. The Company expects that it is reasonably possible that gross unrecognized tax benefits related to particular state jurisdictions will decrease by $622,000 during 2007. This reduction will result from a settlement that is anticipated for the Company’s compliance with a state amnesty program, expiration of statutes of limitation, or other state compliance filings. If recognized, the entire benefit would result in a positive affect on the Company’s effective tax rate and would flow through to the statement of operations as a reduction in income tax expense. As of the date of adoption and as of April 30, 2007, the Company has current liabilities for penalties and interest which total $630,000.
Hastings and its subsidiaries file a consolidated U.S. Federal income tax return as well as separate, unitary and combined income tax returns in several state jurisdictions. The Company is subject to U.S. Federal income tax examination for years after 2002, and U.S. state jurisdictions have statutes of limitations generally ranging from 3 to 5 years.

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
The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report.
General
Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, books, video games and videocassettes, video game consoles, and DVD players, as well as trend products such as t-shirts, action figures, posters, and greeting cards. As of April 30, 2007, we operated 154 superstores primarily in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end on January 31st of each following calendar year. For example, the twelve-month period ending January 31, 2008, is referred to as fiscal 2007, and the twelve-month period ended January 31, 2007, is referred to as fiscal 2006.
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

Revenue Recognition. We generate revenue primarily from retail sales and rental of our products. Merchandise and rental revenues are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Revenues are presented net of estimated returns and exclude all taxes. Customers may return certain merchandise for exchange or refund within our policies, and an allowance has been established to provide for projected returns. There are no provisions for uncollectible amounts since payment is received at the time of sale. We, as with most retailers, also offer gift cards for sale. Deferred revenue, a current liability, is recognized at the time a gift card is sold with the costs of designing, printing and distributing the cards recorded as an expense as incurred. The deferred revenue liability is relieved and revenue is recognized upon the redemption of the gift cards. From time to time we will offer sales incentives to customers, in the form of rebates. Revenue is reduced by the amount of estimated redemptions, based on experience of similar types of rebate offers, and a deferred revenue liability is established. The deferred revenue liability is relieved when the customer has completed all criteria necessary to file a valid rebate claim. Any remaining portion of deferred revenue is recorded as revenue following the termination of the extended redemption period and following completion of all outstanding rebate claims. The Company reduces its revenue and recognizes a reserve for the estimated utilization of early return credits received by renters for early return of rentals. The liability is relieved upon the redemption of these early return credits. Additionally, from time to time, we promote the exchange of multiple used products for new product by our customers.
Comparable-Store Revenue. Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated and sales via the Internet. Closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.
Vendor Allowances. Cash consideration received from a vendor is presumed to be a reduction of the prices of vendor’s products and, therefore, is shown as a reduction in the cost of goods sold when recognized in the reseller’s income statements. The only exception to this rule is if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount is characterized as a reduction of cost of goods sold when recognized in the reseller’s income statements. A portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and rental assets and will be recognized in cost of revenues as inventory is sold and as rental assets are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore are recorded as a reduction of SG&A.

Results of Operations
The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended
	April 30,
	2007	2006

Merchandise revenue	82.1%	81.4%
Rental revenue	17.9	18.6

Total revenues	100.0	100.00

Merchandise cost of revenue	69.5	70.7
Rental cost of revenue	31.8	37.7

Total cost of revenues	62.7	64.5

Gross profit	37.3	35.5

Selling, general and administrative expenses	33.6	32.6

Operating income	3.7	2.9

Other income (expense):
Interest expense	(0.5)	(0.5)
Other, net	—	—

Income before income taxes	3.2	2.4

Income tax expense	(1.3)	(0.9)

Net income	1.9%	1.5%

Summary of Superstore Activity

			Year
	Three Months Ended		Ended
	April 30,		January 31,
	2007	2006	2007

Beginning number of stores	154	153	153
Openings	—	—	1
Closings	—	—	—

Ending number of stores	154	153	154

Financial Results for the First Quarter of Fiscal Year 2007
Revenues. Total revenues for the first quarter decreased $3.4 million, or 2.6%, to $128.0 million compared to $131.4 million for the first quarter of fiscal 2006. The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended April 30,
	2007		2006		Increase/(Decrease)
		Percentage		Percentage
	Revenues	of Total	Revenues	of Total	Dollar	Percent
Merchandise revenue	$105,064	82.1%	$106,952	81.4%	$(1,888)	-1.8%
Rental revenue	22,948	17.9%	24,460	18.6%	(1,512)	-6.2%

Total revenues	$128,012	100.0%	$131,412	100.0%	$(3,400)	-2.6%

Comparable-store revenues (“Comp”):

Total	-3.9%
Merchandise	-3.2%
Rental	-6.9%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended April 30,
	2007	2006
Movies	4.9%	14.3%
Books	-1.3%	3.1%
Music	-13.0%	-7.8%
Video Games	-5.8%	6.6%
Trends	-14.3%	1.2%
Electronics	17.5%	14.8%
Consumables	0.6%	-1.2%
Hard Back Café	9.0%	35.0%
Effective February 1, 2007, we realigned our merchandise product categories in order to more effectively manage our business. Some products were reclassified within reporting categories and new reporting categories were created for electronics, musical instruments, and wireless products. Comp results listed in the chart above, which report our eight largest product categories, reflect the new categorization for both fiscal 2007 and fiscal 2006.
Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated during the comparable period and sales via the Internet. Closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues. Effective February 1, 2007, coupons have been allocated to individual product departments for purposes of determining comparable-store revenues. Fiscal 2006 Comps were adjusted for the similar coupon allocations by department to aid in comparability.
Movie Comps increased 4.9%, which was primarily attributable to continued strong sales of DVD boxed sets as well as previously-viewed DVDs. Book Comps fell slightly posting a negative Comp of 1.3% as a result of fewer sales in our value book offerings, offset partially by stronger sales of new-release hardbacks. Music Comps, which now exclude music accessories and music hardware, fell 13.0% primarily as a result of fewer premier artist CD releases. Video Game Comps declined 5.8% due to reduced sales of new XBOX and Sony PlayStation games. Comps for the Trends department, formerly called Boutique, fell 14.3% on lower sales of board games, novelty gifts, stationery, and journals.

Rental video Comps decreased 6.9% from the same period last year resulting from weaker titles, in-store rental weakness industry-wide, and a strategic reduction in late fees.
Gross Profit. For the first quarter of fiscal 2007, total gross profit dollars increased approximately $1.1 million, or 2.4%, to $47.7 million from $46.6 million for the same period last year, primarily as a result of improved margin rates in merchandise and rental, as well as lower markdown and freight costs. These improvements were partially offset by increased shrinkage. As a percentage of total revenues, gross profit increased to 37.3% for the quarter compared to 35.5% for the same quarter in the prior year.
Selling, General and Administrative expenses (“SG&A”). SG&A remained stable at approximately $42.9 million for the current quarter compared to the same quarter in the prior year. As a percentage of total revenues, SG&A increased to 33.5% for the current quarter compared to 32.6% for the same quarter in the prior year due to lower revenues.
Liquidity and Capital Resources
We generate cash from operations exclusively from the sale of merchandise and the rental of video products, and we have substantial annual operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental assets, opening new superstores, expanding existing superstores, updating existing and implementing new information systems technology, and stock buybacks under our stock repurchase program, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our amended revolving credit facility. We believe our cash flow from operations and borrowings under our amended revolving credit facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2007.
At April 30, 2007, total outstanding debt (including capital lease obligations) was $46.8 million. We project our outstanding debt levels for the remainder of fiscal 2007 to be similar to that at April 30, 2007.
Consolidated Cash Flows
Operating activities. Net cash provided by or used in operating activities changed from a cash use of $4.9 million for the three months ended April 30, 2006, to a cash inflow of $3.6 million for the three months ended April 30, 2007. This change primarily resulted from a smaller decrease in trade accounts payable and lower purchases of rental inventory for the three months ended April 30, 2007, compared to the three months ended April 30, 2006.
Investing activities. Net cash used in investing activities decreased $0.9 million from $3.3 million for the three months ended April 30, 2006, to $2.4 million for the three months ended April 30, 2007. Net cash used in investing activities is driven by the purchases of property and equipment associated with the opening, expanding, relocating, or remodeling of stores.
Financing activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements, purchases of treasury stock, and the change in cash overdraft from holdings with our bank. Net borrowings under debt agreements decreased from $18.1 million for the three months ended April 30, 2006, to $4.8 million for the three months ended April 30, 2007. Purchases of treasury stock increased by $0.7 million for the three months ended April 30, 2007 as compared to the same period in the prior year. Change in cash overdraft decreased from a use of $6.6 million for the three months ended April 30, 2006, to a use of $4.1 million for the three months ended April 30, 2007.

Capital Structure. The Company maintains a syndicated secured Loan and Security Agreement (the “Facility) with Fleet Retail Finance, Inc. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $30 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. The Facility matures on August 29, 2011. At April 30, 2007, we had $35.2 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lender increases availability reserves. The average rate of interest being charged under the Facility for the three months ended April 30, 2007 and the fiscal year ended January 31, 2007 was 6.9% and 7.0%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2007, was approximately $1.0 million, which reduces the excess availability under the Facility.
At April 30, 2007, our minimum lease commitments for the remaining nine months of fiscal 2007 were approximately $18.6 million. The present value of total existing minimum operating lease commitments for fiscal years 2008 through 2026 discounted at 9.0% was approximately $83.9 million as of April 30, 2007.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, capital and operating leases and certain revenue-sharing arrangements. As of April 30, 2007, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At April 30, 2007, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the year ended January 31, 2007.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2007 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
ITEM 1A. RISK FACTORS.
Our Annual Report of Form 10-K for the year ended January 31, 2007 includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of our common stock for the three months ended April 30, 2007 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total number of	value of shares
			shares purchased as	that may yet be
	Total number of		part of publicly	purchased under the
	shares purchased	Average price paid	announced plans or	plans or programs
Period	(1)	per share	programs	(2)
February 1 to February 28, 2007	—	$—	—	N/A
March 1 to March 31, 2007	5,300	6.14	5,300	N/A
April 1 to April 30, 2007	103,900	6.68	103,900	N/A

Total	109,200	$6.65	109,200	$3,329,506

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 18, 2001. Our board of directors initially authorized the repurchase of up to $5.0 million of our common stock. Since that time, the Board of Directors has approved additional increases in the amounts of $2.5 million on April 4, 2005; $5.0 million on March 15, 2006; and $2.5 million on October 3, 2006. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 1,986,263 shares have been purchased under the repurchase plan at a total cost of approximately $11.7 million, or approximately $5.89 per share.

ITEM 6. EXHIBITS.
a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this report.

Exhibit
Number		Description of Documents
3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(1)	Amended and Restated Bylaws of the Company.

4.1	(2)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(1)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(3)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(3)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(3)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.
Date: June 4, 2007	/s/ Dan Crow
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