Form 10-Q
period 2007-07-31
HASTINGS ENTERTAINMENT INC
filed 2007-09-07
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
Number of shares outstanding of the registrant’s common stock, as of July 31, 2007:

Class	Shares Outstanding
Common Stock, $.01 par value per share	10,835,490

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2007

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2007 and January 31, 2007
(Dollars in thousands, except par value)

	July 31,	January 31,
	2007	2007
	(Unaudited)
Assets

Current assets:
Cash	$4,330	$3,837
Merchandise inventories, net	153,699	167,277
Deferred income taxes	2,559	3,891
Prepaid expenses and other assets	12,918	10,633

Total current assets	173,506	185,638
Rental assets, net of accumulated depreciation of $20,357 and $22,604 at July 31, 2007 and January 31, 2007, respectively	11,934	11,931
Property and equipment, net of accumulated depreciation of $158,239 and $150,734 at July 31, 2007 and January 31, 2007, respectively	53,457	57,422
Deferred income taxes	3,374	1,765
Intangible assets, net	397	411
Other assets	254	331

Total Assets	$242,922	$257,498

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	62,160	76,518
Accrued expenses and other liabilities	33,792	37,179

Total current liabilities	95,952	113,697
Long term debt, excluding current maturities on capital lease obligations	43,028	41,922
Other liabilities	4,287	4,326

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 10,835,490 shares outstanding at July 31, 2007; 11,944,544 shares issued and 11,011,353 shares outstanding at January 31, 2007	119	119
Additional paid-in capital	36,843	36,906
Retained earnings	70,000	66,485
Other comprehensive income	4	67
Treasury stock, at cost 1,109,054 shares and 933,191 shares at July 31, 2007 and January 31, 2007, respectively	(7,311)	(6,024)

Total Shareholders’ Equity	99,655	97,553

Total Liabilities and Shareholders’ Equity	$242,922	$257,498

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Income
For the Three and Six Months Ended July 31, 2007 and 2006
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Merchandise revenue	$104,270	$100,182	$209,334	$207,134
Rental revenue	21,635	22,912	44,583	47,372

Total revenues	125,905	123,094	253,917	254,506

Merchandise cost of revenue	72,986	70,962	145,983	146,531
Rental cost of revenue	7,286	8,679	14,586	17,900

Total cost of revenues	80,272	79,641	160,569	164,431

Gross profit	45,633	43,453	93,348	90,075

Selling, general and administrative expenses	43,270	42,786	86,206	85,659
Pre-opening expenses	—	79	—	79

Operating income	2,363	588	7,142	4,337

Other income (expense):
Interest expense	(822)	(740)	(1,536)	(1,404)
Other, net	20	475	53	544

Income before income taxes	1,561	323	5,659	3,477

Income tax expense (benefit)	(308)	144	1,306	1,373

Net income	$1,869	$179	$4,353	$2,104

Basic income per share	$0.17	$0.02	$0.40	$0.18

Diluted income per share	$0.17	$0.02	$0.39	$0.18

Weighted-average common shares outstanding:
Basic	10,917	11,370	10,962	11,382
Dilutive effect of stock options	226	318	209	272

Diluted	11,143	11,688	11,171	11,654

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2007 and 2006
(Dollars in thousands)

	Six Months Ended
	July 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,353	$2,104
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	5,407	8,450
Purchases of rental inventory	(10,996)	(12,841)
Property and equipment depreciation expense	9,749	9,819
Amortization expense	14	30
Deferred income taxes	(277)	(1,086)
Loss on rental assets lost, stolen and defective	537	476
Loss on disposal of non-rental assets	148	116
Non-cash share-based compensation	81	100
Changes in operating assets and liabilities:
Merchandise inventory	18,626	10,323
Prepaid expenses and other current assets	(2,285)	(427)
Trade accounts payable	(6,316)	(7,870)
Accrued expenses and other current liabilities	(4,225)	(3,585)
Other assets and liabilities, net	(25)	(97)

Net cash provided by operating activities	14,791	5,512

Cash flows from investing activities:
Purchases of property and equipment	(5,931)	(9,607)

Net cash used in investing activities	(5,931)	(9,607)

Cash flows from financing activities:
Borrowings under revolving credit facility	261,664	276,996
Repayments under revolving credit facility	(260,558)	(261,020)
Payments under capital lease obligations	—	(80)
Purchase of treasury stock	(1,844)	(2,178)
Change in cash overdraft	(8,042)	(8,602)
Proceeds from exercise of stock options	413	658

Net cash provided by (used in) financing activities	(8,367)	5,774

Net increase in cash	493	1,679
Cash at beginning of period	3,837	3,617

Cash at end of period	$4,330	$5,296

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

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
2. Stock Based Compensation
Compensation cost for all stock awards is measured at fair value on the date of grant and such cost is recognized over the service period for awards that are expected to vest. The fair value of non-vested share grants is based on the number of shares granted and the quoted price of our common stock on the date of grant. We use the Black-Scholes valuation model for stock option grants in order to determine fair value on the date of grant. The determination of stock awards that are expected ultimately to vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates.
Under the Company’s stock plans, options may be granted to directors, officers and employees at the fair market value of the Company’s common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury shares.
A summary of information with respect to all stock options plans for the three months ended July 31, 2007, and changes during the period then ended, is presented below:

		Weighted-average
	Options	exercise price
	(in actual shares)	(in dollars)
Outstanding at May 1, 2007	974,112	$5.21
Granted	12,650	7.24
Exercised	(36,208)	5.67
Expired	(34,345)	9.45

Outstanding at July 31, 2007	916,209	$5.06

Options available for grant at July 31, 2007	676,091
The total intrinsic value of stock options exercised for the three months ended July 31, 2007 and 2006 was $43,185 and $423,263, respectively. The total fair value of stock options granted for the three months ended July 31, 2007 and 2006 was $42,566 and $165,284, respectively.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
A summary of information with respect to all stock option plans for the six months ended July 31, 2007, and changes during the period then ended, is presented below:

		Weighted-average
	Options	exercise price
	(in actual shares)	(in dollars)
Outstanding at February 1, 2007	1,048,501	$5.26
Granted	12,650	7.24
Exercised	(78,932)	5.22
Expired	(66,010)	8.38

Outstanding at July 31, 2007	916,209	$5.06

Options available for grant at July 31, 2007	676,091
The total intrinsic value of stock options exercised for the six months ended July 31, 2007 and 2006 was $115,811 and $530,667, respectively. The total fair value of stock options granted for the six months ended July 31, 2007 and 2006 was $42,566 and $165,284, respectively.
At July 31, 2007, the options outstanding, the related weighted-average exercise price, the weighted-average remaining contractual life, and the aggregate intrinsic value for the ranges of exercise prices are shown in the table below.

			Weighted-
		Weighted-average	average	Aggregate intrinsic
	Options	exercise price	remaining	Value
	(in actual shares)	(in dollars)	contractual life	(in actual dollars)
Range: $1.33 to $4.99
Options outstanding and exercisable at July 31, 2007	415,626	$3.23	4.22 years	$1,680,135

Range: $5.00 to $9.99
Options outstanding and exercisable at July 31, 2007	405,053	$6.27	5.71 years	$436,762
Options outstanding and unexercisable at July 31, 2007	86,440	$7.46	8.27 years	$1,755

Price: $10.00 to $13.64
Options outstanding and exercisable at July 31, 2007	9,090	$12.50	0.88 years	—
At July 31, 2007, the number of options exercisable was 829,769, the weighted-average exercise price of those options was $4.81, and the total intrinsic value of those options was $2,116,897.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
3. Store Closing Reserve
From time to time and in the normal course of business, we evaluate our store base to determine if we need to close one or more stores. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.
Amounts in accrued expenses and other liabilities at July 31, 2007 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statements of income.
The following tables provide a rollforward of reserves that were established for these charges for the six months ended July 31, 2007 and 2006.

Balance at January 31, 2007	$676
Changes in estimates	(71)
Additions to provision	89
Cash outlay	(216)

Balance at July 31, 2007	$478

Balance at January 31, 2006	$709
Changes in estimates	142
Additions to provision	—
Cash outlay	(218)

Balance at July 31, 2006	$633

As of July 31, 2007, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Income per Share
     The computations for basic and diluted income per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Net income	$1,869	$179	$4,353	$2,104

Average shares outstanding:
Basic	10,917	11,370	10,962	11,382
Effect of stock options	226	318	209	272

Diluted	11,143	11,688	11,171	11,654

Income per share:
Basic	$0.17	$0.02	$0.40	$0.18

Diluted	$0.17	$0.02	$0.39	$0.18

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2007	2006	2007	2006
Shares of common stock underlying options	130	525	127	672

Exercise price range per share	$7.22 to $13.00	$7.22 to $13.64	$7.22 to $13.00	$6.60 to $13.64

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
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
The Company has adopted an accounting policy where interest expense and penalties related to the Company’s uncertain tax positions will be shown as a component of income tax expense in the statements of income.
As a result of the adoption of FIN 48 on February 1, 2007, the Company recognized an increase in the liability for uncertain tax positions plus additional interest and penalties which totaled $838,000 with the offset going to retained earnings as of February 1, 2007. As of the date of adoption, the Company had gross unrecognized tax benefits, which totaled $808,000, and current liabilities for penalties and interest, which totaled $630,000. In the quarter ended July 31, 2007, the Company settled one such liability with a state amnesty program which resulted in a net tax benefit of $900,000. As of July 31, 2007, the Company had gross unrecognized tax benefits related to certain state jurisdictions in the amount of $186,000. If recognized, the amount would result in a positive affect on the Company’s effective tax rate. As of July 31, 2007, the Company had current liabilities for penalties and interest in the amount of $183,000.
Hastings and its subsidiaries file a consolidated U.S. Federal income tax return as well as separate, unitary and combined income tax returns in several state jurisdictions. The Company is subject to U.S. Federal income tax examination for fiscal years after 2002, and state jurisdictions have statutes of limitations generally ranging from 3 to 5 years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS.
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, the impact on our financial statements of inflation, legal actions, revenue sharing arrangements, future debt levels, sufficiency of cash flow from operations and borrowings under our amended revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:
-	whether our assumptions turn out to be correct;

-	our ability to attain such estimates and expectations;

-	our ability to execute our expansion strategy;

-	our ability to produce strong sales during the fourth quarter, which includes the holiday selling season;

-	a downturn in market conditions in any industry, including the economic state of retailing, relating to the products we inventory, sell or rent;

-	the effects of, or changes in, economic and political conditions in the U.S. and the markets in which we operate our superstores, including the price of gasoline, the effects of inflation, deflation, recession, war, terrorism, changes in interest and tax rates, the availability of consumer credit and any other matters that influence customer confidence;

-	our ability to forecast and meet customer demand for products;

-	our ability to access suitable merchandise on acceptable terms from merchandise vendors;

-	our ability to compete with traditional retail sources, the Internet, and other technology that provides alternate methods of video delivery;

-	our ability to respond to changing consumer spending patterns;

-	our ability to rely on the in-store video retailer distribution window, as it currently stands;

-	our ability to continue to negotiate favorable prices with rental video studios;

-	our continued ability to integrate new technology systems;

-	our ability to attract and retain quality employees and control our labor costs; and

-	our ability to find new sites to lease for our superstores upon acceptable terms.

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
General
Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, books, video games and videocassettes, video game consoles, and DVD players, as well as trend products such as t-shirts, action figures, posters, and greeting cards. As of July 31, 2007, we operated 153 superstores primarily in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end on January 31st of each following calendar year. For example, the twelve-month period ending January 31, 2008, is referred to as fiscal 2007, and the twelve-month period ended January 31, 2007, is referred to as fiscal 2006.
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
Impairment or Disposal of Long-Lived Assets. We evaluate stores on a quarterly basis to determine whether projected future cash flows over the remaining initial lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized equal to the difference between the carrying value and the fair value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down.

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
Vendor Allowances. Cash consideration received from a vendor is presumed to be a reduction of the prices of vendor’s products and, therefore, is shown as a reduction in the cost of goods sold when recognized in our statements of income. The only exception to this rule is if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount is characterized as a reduction of cost of goods sold when recognized in our statements of income. A portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and rental assets and will be recognized in cost of revenues as inventory is sold and as rental assets are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore are recorded as a reduction of SG&A.

Results of Operations
The following tables present our statement of income data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2007	2006	2007	2006
Merchandise revenue	82.8%	81.4%	82.4%	81.4%
Rental revenue	17.2	18.6	17.6	18.6

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	70.0	70.8	69.7	70.7
Rental cost of revenue	33.7	37.9	32.7	37.8

Total cost of revenues	63.8	64.7	63.2	64.6

Gross profit	36.2	35.3	36.8	35.4

Selling, general and administrative expenses	34.3	34.7	34.0	33.7
Pre-opening expenses	—	0.1	—	—

Operating income	1.9	0.5	2.8	1.7

Other income (expense):
Interest expense	(0.7)	(0.6)	(0.6)	(0.5)
Other, net	—	0.4	—	0.2

Income before income taxes	1.2	0.3	2.2	1.4

Income tax expense (benefit)	(0.3)	0.1	0.5	0.6

Net income	1.5%	0.2%	1.7%	0.8%

Summary of Superstore Activity

					Year
	Three Months Ended		Six Months Ended		Ended
	July 31,		July 31,		January 31,
	2007	2006	2007	2006	2007
Beginning number of stores	154	153	154	153	153
Openings	—	1	—	1	1
Closings	1	—	1	—	—

Ending number of stores	153	154	153	154	154

Financial Results for the Second Quarter of Fiscal Year 2007
Revenues. Total revenues for the second quarter increased $2.8 million, or 2.3%, to $125.9 million compared to $123.1 million for the second quarter of fiscal 2006. The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended July 31,
	2007		2006		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$104,270	82.8%	$100,182	81.4%	$4,088	4.1%
Rental revenue	21,635	17.2%	22,912	18.6%	(1,277)	-5.6%

Total revenues	$125,905	100.0%	$123,094	100.0%	$2,811	2.3%

Comparable-store revenues (“Comps”):

Total	2.2%
Merchandise	4.1%
Rental	-6.0%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended July 31,
	2007	2006
Movies	10.6%	9.8%
Books	6.9%	-2.9%
Music	-14.2%	-10.0%
Video Games	14.0%	21.7%
Trends	18.9%	-5.5%
Electronics	32.3%	14.5%
Consumables	5.5%	-2.9%
Hard Back Café	9.4%	30.6%
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
Movie Comps increased 10.6%, which was primarily attributable to continued strong sales of DVD boxed sets as well as increased sales of new DVDs. Book Comps increased 6.9% during the second quarter primarily due to the July release of the seventh and final book in the Harry Potter series. Total sales of Harry Potter and the Deathly Hallows from the midnight release on July 21st through the end of the quarter on July 31st were approximately $1.8 million. Music Comps, which now exclude music accessories and music hardware, fell 14.2% primarily as a result of fewer premier artist CD releases and the growth of digital downloading of music. Video Game Comps increased 14.0% on strong sales of video game hardware, including Nintendo Wii and Playstation 3 consoles. Comps for the Trends department, formerly called Boutique, rose 18.9% due to our new plan-o-gramming throughout this department. The Trends department saw large Comp increases in t-shirts and action figures, which were effectively cross-merchandised with the releases of popular movies such as Transformers and the Harry Potter books and movies.
Rental Comps decreased 6.0% from the same period last year. The primary driver of the declining Comp was a weaker slate of box-office releases compared to the prior year. Combining the sale and rental of movies and video games in order to obtain Comps that are comparable to our rental competitors would result in a Comp increase of 4.6%.

Gross Profit – Merchandise. For the second quarter, total merchandise gross profit dollars increased approximately $2.1 million, or 7.2%, to $31.3 million from $29.2 million for the same period last year, primarily as a result of increased margin rates as well as top-line revenue growth. Merchandise gross profit dollars increased through better price management and inventory purchasing, which produced higher margins through the cash register, and fewer new release titles which have lower margins. Those positive factors were partially offset by increased markdowns, freight, costs to return product, and shrinkage. As a percentage of total merchandise revenues, merchandise gross profit increased to 30.0% for the quarter compared to 29.2% for the same quarter in the prior year.
Gross Profit – Rental. For the second quarter, total rental gross profit dollars increased approximately $0.1 million, or 0.7%, to $14.3 million from $14.2 million for the same period last year, primarily as a result of increased margin rates. As a percentage of total rental revenues, rental gross profit increased to 66.3% for the quarter compared to 62.1% for the same quarter in the prior year. Rental margin rates are primarily a function of depreciation, which in turn is a function of rental purchases over approximately a six month period. Due to the poor quality of box-office releases in the first six months of fiscal year 2007, overall rental purchases were down versus the same period in the prior year. Traditional rental DVD and game purchases decreased to $9.3 million in the first six months of 2007 from $11.7 million for the same period in the prior year. The decrease in overall rental purchases through the first six months of 2007 versus the same period for the prior year resulted in lower depreciation, which is the primary driver of higher margins for the period.
Selling, General and Administrative expenses (“SG&A”). As a percentage of total revenues, SG&A decreased to 34.3% for the second quarter compared to 34.7% for the same quarter in the prior year, primarily as a result of increased sales. SG&A increased approximately $0.5 million to $43.3 million for the second quarter compared to $42.8 million for the same quarter in the prior year, primarily as a result of increased store labor expenses.
Income Tax Expense. In the three months ended July 31, 2007, the Company recognized a benefit in the amount of $0.9 million related to a favorable settlement of a prior year’s state tax liability which resulted in an effective tax rate of (19.7)% compared to 44.6% for the three months ended July 31, 2006.
Financial Results for the Six Months Ended July 31, 2007
Revenues. Total revenues for the first six months of fiscal 2007 decreased $0.6 million, or 0.2%, to $253.9 million compared to $254.5 million for the same period in the prior year. The following is a summary of our revenue results (dollars in thousands):

	Six Months Ended July 31,
	2007		2006		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$209,334	82.4%	$207,134	81.4%	$2,200	1.1%
Rental revenue	44,583	17.6%	47,372	18.6%	(2,789)	-5.9%

Total revenues	$253,917	100.0%	$254,506	100.0%	$(589)	-0.2%

Comparable-store revenues (“Comps”):

Total	-1.0%
Merchandise	0.3%
Rental	-6.4%

Below is a summary of the Comp results for our major merchandise categories:

	Six Months Ended July 31,
	2007	2006
Movies	7.5%	12.1%
Books	2.8%	0.0%
Music	-13.6%	-8.9%
Video Games	3.8%	13.3%
Trends	1.5%	-2.0%
Electronics	24.3%	14.7%
Consumables	3.0%	-2.1%
Hard Back Café	9.2%	33.3%
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
Movie Comps increased 7.5%, which was primarily attributable to continued strong sales of DVD boxed sets as well as increased sales of new and used DVDs. Book Comps increased 2.8% during the current six months primarily due to the July release of the seventh and final book in the Harry Potter series, offset partially by fewer sales in our value book offerings. Music Comps, which now exclude music accessories and music hardware, fell 13.6%, primarily as a result of fewer premier artist CD releases and the growth of digital downloading of music. Video Game Comps increased 3.8% on strong sells of video game hardware, including Nintendo Wii and PlayStation 3 consoles, offset partially by slightly lower sales of new and used XBOX and Sony games. Comps for the Trends department, formerly called Boutique, rose 1.5% due to improved plan-o-gramming throughout the department.
Rental Comps decreased 6.4% from the same period last year. The primary driver of the declining Comp was a weaker slate of box-office releases compared to the prior year. Combining the sale and rental of movies and video games in order to obtain Comps that are comparable to our rental competitors would result in a Comp increase of 1.3%.
Gross Profit – Merchandise. For the current six months, total merchandise gross profit dollars increased approximately $2.8 million, or 4.6%, to $63.4 million from $60.6 million for the same period last year. Merchandise gross profit dollars increased through better price management and inventory purchasing, which produced higher margins through the cash register, and fewer new release titles which have lower margins. Those positive factors were partially offset by increased shrinkage, costs to return product, and markdowns. As a percentage of total merchandise revenues, merchandise gross profit increased to 30.3% for the six months ended July 31, 2007 from 29.3% for the same period in the prior year.
Gross Profit – Rental. For the current six months, total rental gross profit dollars increased approximately $0.5 million, or 1.7%, to $30.0 million from $29.5 million for the same period last year, primarily as a result of increased margin rates. As a percentage of total rental revenues, rental gross profit increased to 67.3% for the six months ended July 31, 2007 compared to 62.2% for the same period in the prior year. Rental margin rates are primarily a function of depreciation, which in turn is a function of rental purchases over approximately a six month period. Due to the poor quality of box-office releases in the first six months of fiscal year 2007, overall rental purchases were down versus the same period in the prior year. Traditional rental DVD and game purchases decreased to $9.3 million in the first six months of 2007 from $11.7 million for the same period in the prior year. The decrease in overall rental purchases through the first six months of 2007 versus the same period for the prior year resulted in lower depreciation, which is the primary driver of higher margins for the period.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $0.5 million to $86.2 million for the six months ended July 31, 2007, compared to $85.7 million for the same period last year. As a percentage of total revenues, SG&A increased to 34.0% for the six months ended July 31, 2007, compared to 33.7% for the same period in the prior year.

Income Tax Expense. In the six months ended July 31, 2007, the Company recognized a benefit in the amount of $0.9 million related to a favorable settlement of a prior year’s state tax liability which resulted in an effective tax rate of 23.1% compared to 39.5% for the six months ended July 31, 2006.
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
At July 31, 2007, total outstanding debt was $43.0 million. We project our outstanding debt levels for the remainder of fiscal 2007 to be similar to that at July 31, 2007.
Consolidated Cash Flows
Operating activities. Net cash provided by operating activities increased $9.3 million from $5.5 million for the six months ended July 31, 2006, to $14.8 million for the six months ended July 31, 2007. This change primarily resulted from a larger decrease in merchandise inventory and higher net income for the six months ended July 31, 2007, compared to the six months ended July 31, 2006.
Investing activities. Net cash used in investing activities decreased $3.7 million from $9.6 million for the six months ended July 31, 2006, to $5.9 million for the three months ended July 31, 2007. Net cash used in investing activities is primarily driven by the purchases of property and equipment associated with the opening, expanding, relocating, or remodeling of stores.
Financing activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements, purchases of treasury stock, and the change in cash overdraft from holdings with our bank. Net borrowings under debt agreements decreased from $16.0 million for the six months ended July 31, 2006, to $1.1 million for the six months ended July 31, 2007. Purchases of treasury stock decreased by $0.3 million for the six months ended July 31, 2007, as compared to the same period in the prior year. Change in cash overdraft decreased from a use of $8.6 million for the six months ended July 31, 2006, to a use of $8.0 million for the six months ended July 31, 2007.
Capital Structure. The Company maintains a syndicated secured Loan and Security Agreement (the “Facility) with Fleet Retail Finance, Inc. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $30 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. The Facility matures on August 29, 2011. At July 31, 2007, we had $38.2 million in excess availability, after the $10 million availability reserve, under the

Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lender increases availability reserves. The average rate of interest being charged under the Facility for the three and six months ended July 31, 2007 was 6.8%.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2007 was approximately $1.0 million, which reduces the excess availability under the Facility.
At July 31, 2007, our minimum lease commitments for the remaining six months of fiscal 2007 were approximately $12.6 million. Total existing minimum operating lease commitments for fiscal years 2008 through 2026 was approximately $136.0 million as of July 31, 2007.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing arrangements. As of July 31, 2007, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At July 31, 2007, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the year ended January 31, 2007.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2007 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
There has not been any change in our internal control over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of our common stock for the three months ended July 31, 2007 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Approximate
			shares purchased	dollar value of
	Total number	Average	as part of publicly	shares that may yet be purchased
Period	of shares	price paid	announced plans	under the plans or
(Month ending)	purchased (1)	per share	or programs	programs (2)
May 31, 2007	58,500	$6.98	58,500	N/A
June 30, 2007	9,400	7.38	9,400	N/A
July 31, 2007	85,500	7.42	85,500	N/A

Total	153,400	$7.25	153,400	$2,217,487

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors initially authorized the repurchase of up to $5.0 million of our common stock and subsequently increased the amount of the repurchase plan by $2.5 million on April 1, 2005; $5.0 million on March 15, 2006; and $2.5 million on October 3, 2006. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 2,139,663 shares have been purchased under the repurchase plan at a total cost of approximately $12.8 million, or approximately $5.98 per share.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
The Company held its annual meeting of shareholders on June 6, 2007. The following persons were elected as directors with a three-year term:

Name	Votes For	Votes Withheld
Ann S. Lieff	9,131,265	784,062
Danny W. Gurr	9,131,285	784,042
In addition, the terms of the following persons as directors continued after the meeting: John H. Marmaduke, Jeffrey G. Shrader, Daryl L. Lansdale, and Frank O. Marrs.
In addition, the shareholders approved the following proposal at the meeting:
The proposal to ratify the appointment of independent auditors was passed via 9,838,049 shares voted for the amendment and 75,993 shares against. An additional 1,285 votes abstained.

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

HASTINGS ENTERTAINMENT, INC.
Date: September 7, 2007	/s/ Dan Crow
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