Form 10-Q
period 2007-10-31
HASTINGS ENTERTAINMENT INC
filed 2007-12-07
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2007
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, as of October 31, 2007:

Class	Shares Outstanding

Common Stock, $.01 par value per share	10,610,090

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended October 31, 2007

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2007 and January 31, 2007
(Dollars in thousands, except par value)

	October 31,	January 31,
	2007	2007
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$3,709	$3,837
Merchandise inventories, net	178,764	167,277
Deferred income taxes	2,903	3,891
Prepaid expenses and other assets	11,466	10,633

Total current assets	196,842	185,638
Rental assets, net of accumulated depreciation of $21,037 and $22,604 at October 31, 2007 and January 31, 2007, respectively	14,545	11,931
Property and equipment, net of accumulated depreciation of $159,614 and $150,734 at October 31, 2007 and January 31, 2007, respectively	53,567	57,422
Deferred income taxes	2,437	1,765
Intangible assets, net	392	411
Other assets	261	331

Total Assets	$268,044	$257,498

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	88,909	76,518
Accrued expenses and other liabilities	33,032	37,179

Total current liabilities	121,941	113,697
Long term debt	43,815	41,922
Other liabilities	4,442	4,326

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 10,610,090 shares outstanding at October, 2007; 11,944,544 shares issued and 11,011,353 shares outstanding at January 31, 2007	119	119
Additional paid-in capital	36,833	36,906
Retained earnings	70,074	66,485
Accumulated other comprehensive income	14	67
Treasury stock, at cost 1,334,454 shares and 933,191 shares at October 31, 2007 and January 31, 2007, respectively	(9,194)	(6,024)

Total Shareholders’ Equity	97,846	97,553

Total Liabilities and Shareholders’ Equity	$268,044	$257,498

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended October 31, 2007 and 2006
(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Merchandise revenue	$101,407	$98,221	$310,742	$305,355
Rental revenue	20,868	21,415	65,450	68,787

Total revenue	122,275	119,636	376,192	374,142

Merchandise cost of revenue	70,434	70,337	216,417	216,868
Rental cost of revenue	7,433	7,499	22,019	25,399

Total cost of revenue	77,867	77,836	238,436	242,267

Gross profit	44,408	41,800	137,756	131,875

Selling, general and administrative expenses	43,591	44,572	129,797	130,231
Pre-opening expenses	5	15	5	94

Operating income (loss)	812	(2,787)	7,954	1,550

Other income (expense):
Interest expense	(733)	(900)	(2,270)	(2,304)
Other, net	32	55	85	599

Income (loss) before income taxes	111	(3,632)	5,769	(155)

Income tax expense (benefit)	38	(1,432)	1,343	(59)

Net income (loss)	$73	$(2,200)	$4,426	$(96)

Basic income (loss) per share	$0.01	$(0.20)	$0.41	$(0.01)

Diluted income (loss) per share	$0.01	$(0.20)	$0.40	$(0.01)

Weighted-average common shares outstanding:
Basic	10,747	11,176	10,889	11,312
Dilutive effect of stock options	261	—	230	—

Diluted	11,008	11,176	11,119	11,312

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2007 and 2006
(Dollars in thousands)

	Nine Months Ended
	October 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,426	$(96)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Rental asset depreciation expense	8,909	11,834
Purchases of rental inventory	(19,488)	(21,180)
Property and equipment depreciation expense	14,579	14,801
Amortization expense	19	36
Deferred income taxes	316	(554)
Loss on rental assets lost, stolen and defective	849	868
Loss on disposal of non-rental assets	430	242
Share-based compensation	147	117
Changes in operating assets and liabilities:
Merchandise inventory	(4,374)	(12,777)
Prepaid expenses and other current assets	(833)	(215)
Trade accounts payable	15,301	9,033
Accrued expenses and other current liabilities	(4,985)	(5,583)
Other assets and liabilities, net	133	(219)

Net cash (used in) provided by operating activities	15,429	(3,693)

Cash flows from investing activities:
Purchases of property and equipment	(11,150)	(14,556)

Net cash used in investing activities	(11,150)	(14,556)

Cash flows from financing activities:
Borrowings under revolving credit facility	298,868	418,686
Repayments under revolving credit facility	(296,975)	(387,087)
Payments under capital lease obligations	—	(94)
Purchase of treasury stock	(3,920)	(3,956)
Change in cash overdraft	(2,910)	(10,674)
Proceeds from exercise of stock options	530	829

Net cash provided by (used in) financing activities	(4,407)	17,704

Net (decrease) in cash	(128)	(545)
Cash at beginning of period	3,837	3,617

Cash at end of period	$3,709	$3,072

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (“Hastings,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the holiday selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2007.
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

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
2. Stock Based Compensation
Compensation cost for all stock awards is measured at fair value on the date of grant and such cost is recognized over the service period for awards that are expected to vest. The fair value of non-vested share grants is based on the number of shares granted and the quoted price of our common stock on the date of grant. We use the Black-Scholes valuation model for stock option grants in order to determine fair value on the date of grant. The determination of stock awards that are expected to ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates.
Under the Company’s stock option plans, options may be granted to directors, officers and employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury shares.
A summary of information with respect to stock option plans for the three months ended October 31, 2007, and changes during the period then ended, is presented below:

		Weighted-average
	Options	exercise price
	(in actual shares)	(in dollars)
Outstanding at August 1, 2007	1,022,039	$5.25
Granted	10,000	8.82
Exercised	(29,000)	4.03
Expired	—	—

Outstanding at October 31, 2007	1,003,039	$5.32

Options available for grant at October 31, 2007	666,091
The total intrinsic value of stock options exercised for the three months ended October 31, 2007 and 2006 was $107,285 and $142,208, respectively. The total fair value of stock options granted for the three months ended October 31, 2007 and 2006 was $38,665 and $33,831, respectively.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
A summary of information with respect to stock option plans for the nine months ended October 31, 2007, and changes during the period then ended, is presented below:

		Weighted-average
	Options	exercise price
	(in actual shares)	(in dollars)
Outstanding at February 1, 2007	1,154,331	$5.40
Granted	22,650	7.94
Exercised	(107,932)	4.90
Expired	(66,010)	8.38

Outstanding at October 31, 2007	1,003,039	$5.32

Options available for grant at October 31, 2007	666,091
The total intrinsic value of stock options exercised for the nine months ended October 31, 2007 and 2006 was $223,096 and $672,875, respectively. The total fair value of stock options granted for the nine months ended October 31, 2007 and 2006 was $81,231 and $199,115, respectively.
At February 1, 2007 and October 31, 2007, total options outstanding include 105,830 shares with a weighted average exercise price of $6.82, which are subject to performance conditions and are therefore not currently exercisable. Prior to the quarter ending October 31, 2007, management concluded that achieving the performance conditions was not probable. However, during the quarter ending October 31, 2007, management determined that achieving the performance conditions related to 22,500 option shares is probable and as a result recorded $52,912 of stock compensation expense.
At October 31, 2007, the options outstanding, the related weighted-average exercise price, the weighted-average remaining contractual life, and the aggregate intrinsic value for the ranges of exercise prices are shown in the table below.

			Weighted-
		Weighted-average	average	Aggregate intrinsic
	Options	exercise price	remaining	value
	(in actual shares)	(in dollars)	contractual life	(in actual dollars)
Range: $1.33 to $4.99
Options outstanding and exercisable at October 31, 2007	392,626	$3.23	3.99 years	$2,238,189

Range: $5.00 to $9.99
Options outstanding and exercisable at October 31, 2007	399,053	$6.25	5.47 years	$1,068,268
Options outstanding and unexercisable at October 31, 2007	202,270	$7.19	5.10 years	$351,048

Price: $10.00 to $13.00
Options outstanding and exercisable at October 31, 2007	9,090	$12.50	0.63 years	—
At October 31, 2007, the number of options exercisable was 800,769, the weighted-average exercise price of those options was $4.84, and the total intrinsic value of those options was $3,306,457.

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
Amounts in accrued expenses and other liabilities at October 31, 2007 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in selling, general and administrative expenses in our consolidated statements of operations.
The following tables provide a rollforward of reserves that were established for these charges for the nine months ended October 31, 2007 and 2006.

Balance at January 31, 2007	$676
Changes in estimates	(69)
Additions to provision	136
Cash outlay	(327)

Balance at October 31, 2007	$416

Balance at January 31, 2006	$709
Changes in estimates	183
Additions to provision	176
Cash outlay	(290)

Balance at October 31, 2006	$778

As of October 31, 2007, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next five years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Income (Loss) per Share
The computations for basic and diluted income (loss) per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October October 31,
	2007	2006	2007	2006
Net income (loss)	$73	$(2,200)	$4,426	$(96)

Average shares outstanding:
Basic	10,747	11,176	10,889	11,312
Effect of stock options	261	—	230	—

Diluted	11,008	11,176	11,119	11,312

Income (loss) per share:
Basic	$0.01	$(0.20)	$0.41	$(0.01)

Diluted	$0.01	$(0.20)	$0.40	$(0.01)

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2007	2006	2007	2006
Shares of common stock underlying options (in thousands)	131	1,399	126	1,399

Exercise price range per share	$7.94 to $13.00	$1.33 to $13.64	$7.22 to $13.00	$1.33 to $13.64

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
6. Income Taxes
In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The Interpretation addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood, on a cumulative basis, of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.
The Company has adopted an accounting policy where interest expense and penalties related to the Company’s uncertain tax positions will be shown as a component of income tax expense in the statements of operations.
As a result of the adoption of FIN 48 on February 1, 2007, the Company recognized an increase in the liability for uncertain tax positions plus additional interest and penalties which totaled $838,000 with the offset going to retained earnings as of February 1, 2007. As of the date of adoption, the Company had gross unrecognized tax benefits, which totaled $808,000, and current liabilities for penalties and interest, which totaled $630,000. During the second quarter of Fiscal 2007, the Company settled one such liability with a state amnesty program which resulted in a net tax benefit of $900,000. This settlement resulted in an effective tax rate of 23.3% for the nine months ended October 31 2007, as compared to 38.3% for the same period of the prior year. As of October 31, 2007, the Company had gross unrecognized tax benefits related to certain state jurisdictions in the amount of $186,000. If recognized, the amount would result in a positive effect on the Company’s effective tax rate. As of October 31, 2007, the Company had current liabilities for penalties and interest in the amount of $188,000.
Hastings and its subsidiaries file a consolidated U.S. Federal income tax return as well as separate, unitary and combined income tax returns in several state jurisdictions. The Company is subject to U.S. Federal income tax examination for fiscal years after 2002, and state jurisdictions have statutes of limitations generally ranging from 3 to 5 years. During the third quarter of 2007, we were notified by the IRS that they would be initiating an audit of our U.S. tax returns for fiscal years 2004 and 2005. The estimated completion date for this audit is May 2008.
7. Subsequent Events
On November 20, 2007, the board of directors authorized the repurchase of up to $7.5 million of our common stock. This is in addition to amounts previously authorized under our stock repurchase plan.

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
General
Hastings Entertainment, Inc. is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, books, video games and videocassettes, video game consoles, and DVD players, as well as trend products such as t-shirts, action figures, posters, and greeting cards. As of October 31, 2007, we operated 152 superstores primarily in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, music, software, videocassettes, video games and DVDs. We operate two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end on January 31st of each following calendar year. For example, the twelve-month period ending January 31, 2008, is referred to as fiscal 2007, and the twelve-month period ended January 31, 2007, is referred to as fiscal 2006.
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

Revenue Recognition. We generate revenue primarily from retail sales and rental of our products. Merchandise and rental revenues are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Revenues are presented net of estimated returns and exclude all taxes. Customers may return certain merchandise for exchange or refund within our policies, and an allowance has been established to provide for projected returns. There are no provisions for uncollectible amounts since payment is received at the time of sale. We, as with most retailers, also offer gift cards for sale. Deferred revenue, a current liability, is recognized at the time a gift card is sold with the costs of designing, printing and distributing the cards recorded as an expense as incurred. The deferred revenue liability is relieved and revenue is recognized upon the redemption of the gift cards. From time to time we will offer sales incentives to customers, in the form of rebates. Revenue is reduced by the amount of estimated redemptions, based on experience of similar types of rebate offers, and a deferred revenue liability is established. The deferred revenue liability is relieved when the customer has completed all criteria necessary to file a valid rebate claim and payment has been made. Any remaining portion of deferred revenue is recorded as revenue following the termination of the extended redemption period and following completion of all outstanding rebate claims. The Company reduces its revenue and recognizes a reserve for the estimated utilization of early return credits received by renters for early return of rentals. The liability is relieved upon the redemption of these early return credits. Additionally, from time to time, we promote the exchange of multiple used products for new product by our customers.
Comparable-Store Revenue. Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated and sales via the Internet. Closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.
Vendor Allowances. Cash consideration received from a vendor is presumed to be a reduction of the prices of vendor’s products and, therefore, is shown as a reduction in the cost of goods sold when recognized in our statements of income. The only exception to this rule is if the reimbursement is for specific, incremental identifiable costs. If the amount of cash consideration received exceeds the cost being reimbursed, that excess amount is characterized as a reduction of cost of goods sold when recognized in our statements of operations. A portion of our vendor advertising allowances have been recorded as a reduction of merchandise inventory and rental assets and will be recognized in cost of revenues as inventory is sold and as rental assets are rented. Certain amounts that we receive from vendors, such as cooperative advertising payments, are considered reimbursement for specific, identifiable costs and therefore are recorded as a reduction of SG&A.

Results of Operations
The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2007	2006	2007	2006
Merchandise revenue	82.9%	82.1%	82.6%	81.6%
Rental revenue	17.1	17.9	17.4	18.4

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	69.5	71.6	69.6	71.0
Rental cost of revenue	35.6	35.0	33.6	36.9

Total cost of revenues	63.7	65.1	63.4	64.8

Gross profit	36.3	34.9	36.6	35.2

Selling, general and administrative expenses	35.6	37.2	34.5	34.8
Pre-opening expenses	—	—	—	—

Operating income (loss)	0.7	(2.3)	2.1	0.4

Other income (expense):
Interest expense	(0.6)	(0.7)	(0.6)	(0.6)
Other, net	—	—	—	0.2

Income (loss) before income taxes	0.1	(3.0)	1.5	—

Income tax expense (benefit)	—	(1.2)	0.3	—

Net income (loss)	0.1%	(1.8)%	1.2%	—%

Summary of Superstore Activity

					Year
	Three Months Ended		Nine Months Ended		Ended
	October 31,		October 31,		January 31,
	2007	2006	2007	2006	2007
Beginning number of stores	153	154	154	153	153
Openings	—	—	—	1	1
Closings	1	—	2	—	—

Ending number of stores	152	154	152	154	154

Financial Results for the Third Quarter of Fiscal Year 2007
Revenues. Total revenues for the third quarter increased $2.7 million, or 2.2%, to $122.3 million compared to $119.6 million for the third quarter of fiscal 2006. The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended October 31,
	2007		2006
		Percent		Percent	Increase/(Decrease)
	Revenues	of Total	Revenues	of Total	Dollar	Percent
Merchandise revenue	$101,407	82.9%	$98,221	82.1%	$3,186	3.2%
Rental revenue	20,868	17.1%	21,415	17.9%	(547)	-2.6%

Total revenues	$122,275	100.0%	$119,636	100.0%	$2,639	2.2%

Comparable-store revenues (“Comps”):
Total	2.8%
Merchandise	3.8%
Rental	-1.4%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended October 31,
	2007	2006
Movies	7.6%	17.2%
Books	2.5%	2.9%
Music	-14.8%	-6.3%
Video Games	34.0%	10.6%
Trends	22.8%	-5.9%
Electronics	30.8%	13.1%
Consumables	-0.1%	3.2%
Hard Back Café	9.7%	23.1%
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
Movie Comps increased 7.6%, which was primarily attributable to increased sales of both new and used DVDs, partially offset by lower sales of previously viewed titles. Book Comps increased 2.5% during the third quarter. This increase was primarily driven by strong sales of a teen series by author Stephanie Meyer, including the book Eclipse which was released in August, as well as increased sales of used book offerings. Music Comps, which now exclude music accessories and music hardware, fell 14.8% directly as a result of continued industry declines. Video Game Comps increased 34.0%, which was attributable to strong sales of gaming systems, as well as the September release of XBOX 360 title Halo 3. Comps for the Trends department, formerly called Boutique, rose 22.8% due to strong sales of apparel and toys. The key categories driving apparel sales included bags and backpacks, t-shirts, and footwear. Trends also experienced strong sales of toys, including seasonal merchandise related to Halloween and to Harry Potter merchandise. Electronics department Comps increased 30.8% from the same period last year, primarily as a result of strong sales of iPods, MP3 players and related accessories, as well as increased sales of third-party gift cards.

Rental Comps decreased 1.4% from the same period last year due to fewer titles released with gross box office revenues in the range of $20 million to $80 million which typically represent our strongest renters. The primary driver of the decrease in Rental Comps is the shift of consumer preference towards buying DVDs and games instead of renting. We have responded successfully to this shift. As a result, the combined sales and rental of movies and video games resulted in a Comp increase of 8.5%.
Gross Profit – Merchandise. For the third quarter, total merchandise gross profit dollars increased approximately $3.1 million, or 11.1%, to $31.0 million from $27.9 million for the same period last year. Merchandise gross profit dollars increased through higher margin rates, which are primarily a result of lower shrinkage, costs to return products, and markdowns, as well as top line revenue growth. As a percentage of total merchandise revenues, merchandise gross profit increased to 30.5% for the quarter compared to 28.4% for the same quarter in the prior year.
Gross Profit – Rental. For the third quarter, total rental gross profit dollars decreased approximately $0.5 million, or 3.5%, to $13.4 million from $13.9 million for the same period last year, primarily as a result of lower revenues. As a percentage of total rental revenues, rental gross profit decreased to 64.4% for the quarter compared to 65.0% for the same quarter in the prior year. The decrease in rental margin rates is primarily due to lower rental revenues for the quarter, as rental margin rates are primarily a function of depreciation, which in turn is a function of rental purchases over approximately a six month period.
Selling, General and Administrative expenses (“SG&A”). As a percentage of total revenues, SG&A decreased to 35.6% for the third quarter compared to 37.2% for the same quarter in the prior year, primarily as a result of leverage from higher revenues along with continued cost controls. SG&A decreased approximately $1.0 million to $43.6 million for the third quarter compared to $44.6 million for the same quarter in the prior year. This decrease is primarily attributable to lower advertising costs and healthcare costs, partially offset by increased occupancy costs and store labor costs.
Financial Results for the Nine Months Ended October 31, 2007
Revenues. Total revenues for the first nine months of fiscal 2007 increased $2.1 million, or 0.5%, to $376.2 million compared to $374.1 million for the same period in the prior year. The following is a summary of our revenue results (dollars in thousands):

	Nine Months Ended October 31,
	2007		2006
		Percent		Percent	Increase/(Decrease)
	Revenues	of Total	Revenues	of Total	Dollar	Percent
Merchandise revenue	$310,742	82.6%	$305,355	81.6%	$5,387	1.8%
Rental revenue	65,450	17.4%	68,787	18.4%	(3,337)	-4.9%

Total revenues	$376,192	100.0%	$374,142	100.0%	$2,050	0.5%

Comparable-store revenues (“Comps”):
Total	0.3%
Merchandise	1.3%
Rental	-6.6%
Below is a summary of the Comp results for our major merchandise categories:

	Nine Months Ended October 31,
	2007	2006
Movies	7.5%	13.7%
Books	2.7%	0.9%
Music	-13.9%	-8.1%
Video Games	12.7%	12.5%
Trends	8.0%	-3.3%
Electronics	26.4%	13.9%
Consumables	2.0%	-40.0%
Hard Back Café	9.4%	33.4%
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
Movie Comps increased 7.5%, which was primarily attributable to strong sales of DVD boxed sets as well as increased sales of new and used DVDs. Book Comps increased 2.7% during the current nine months primarily due to the July 2007 release of the seventh and final book in the Harry Potter series as well as strong sales of used books, offset partially by lower sales in our value book offerings. Music Comps, which now exclude music accessories and music hardware, fell 13.9%, directly as a result of continued industry declines. Video Game Comps increased 12.7% primarily due to strong sales of video game hardware, including Nintendo Wii and PlayStation 3 consoles. Comps for the Trends department, formerly called Boutique, rose 8.0% due to improved plan-o-gramming throughout the department, as well as strong sales of apparel and toys. Key categories driving apparel sales were bags and back-packs, as well as t-shirts. Key categories driving toys were action figures and seasonal merchandise. Electronics department Comps increased 26.4% compared to the same period last year, primarily as a result of strong sales of iPods, MP3 players and related accessories, as well as increased sales of third-party gift cards.
Rental Comps decreased 6.6% from the same period last year due to a weaker slate of box office releases compared to the prior year. The primary driver of the decrease in Rental Comps is the shift of consumer preference toward buying DVDs and games instead of renting. We have responded to this shift. As a result, the combined sales and rental of movies and video games resulted in a Comp increase of 4.3%.
Gross Profit – Merchandise. For the current nine months, total merchandise gross profit dollars increased approximately $5.8 million, or 6.6%, to $94.3 million from $88.5 million for the same period last year. Merchandise gross profit dollars increased primarily due to increased margin rates as a result of continued margin management. As a percentage of total merchandise revenues, merchandise gross profit increased to 30.4% for the nine months ended October 31, 2007 from 29.0% for the same period in the prior year.
Gross Profit – Rental. For the current nine months, total rental gross profit dollars stayed flat at $43.4 million when compared to the same period last year. As a percentage of total rental revenues, rental gross profit increased to 66.4% for the nine months ended October 31, 2007 compared to 63.1% for the same period in the prior year. Rental margin rates are primarily a function of depreciation, which in turn is a function of rental purchases over approximately a six month period. Due to the poor quality of box-office releases in the first nine months of fiscal year 2007, overall rental purchases were down versus the same period in the prior year. Traditional rental DVD and game purchases decreased to $17.5 million in the first nine months of 2007 from $19.4 million for the same period in the prior year. The decrease in overall rental purchases through the first nine months of 2007 versus the same period for the prior year resulted in lower depreciation, which is the primary driver of higher margins for the period.
Selling, General and Administrative expenses (“SG&A”). SG&A decreased approximately $0.4 million to $129.8 million for the nine months ended October 31, 2007 compared to $130.2 million for the same period last year. As a percentage of total revenues, SG&A decreased to 34.5% for the nine months ended October 31, 2007 compared to 34.8% for the same period in the prior year as a result of leverage from higher revenues.

Income Tax Expense. In the nine months ended October 31, 2007, the Company recognized a benefit in the amount of $0.9 million related to a favorable settlement of a prior year’s state tax liability which resulted in an effective tax rate of 23.3% compared to 38.3% for the nine months ended October 31, 2006.
Liquidity and Capital Resources
We generate cash from operations exclusively from the sale of merchandise and the rental of video and game products, and we have substantial annual operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchase, warehousing and merchandising of inventory and rental assets, opening new superstores, expanding existing superstores, updating existing and implementing new information systems technology, and stock buybacks under our stock repurchase program, we have no anticipated material capital commitments. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our amended revolving credit facility. We believe our cash flow from operations and borrowings under our amended revolving credit facility will be sufficient to fund our ongoing operations, new superstores and superstore expansions through fiscal 2007.
Consolidated Cash Flows
Operating activities. Net cash provided by or used in operating activities increased $19.1 million from a cash use of $3.7 million for the nine months ended October 31, 2006, to cash provided of $15.4 million for the nine months ended October 31, 2007. This change primarily resulted from a smaller increase in merchandise inventory, larger increase in trade account payables, and higher net income for the nine months ended October 31, 2007, compared to the nine months ended October 31, 2006.
Investing activities. Net cash used in investing activities decreased $3.5 million from $14.6 million for the nine months ended October 31, 2006, to $11.1 million for the nine months ended October 31, 2007. Net cash used in investing activities is primarily driven by the purchases of property and equipment associated with the opening, expanding, relocating, or remodeling of stores.
Financing activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under debt agreements, purchases of treasury stock, and the change in cash overdraft from holdings with our bank. Net borrowings under debt agreements decreased from $31.6 million for the nine months ended October 31, 2006, to $1.9 million for the nine months ended October 31, 2007. Change in cash overdraft decreased from a use of $10.7 million for the nine months ended October 31, 2006, to a use of $2.9 million for the nine months ended October 31, 2007.
Capital Structure. The Company maintains a syndicated secured Loan and Security Agreement (the “Facility) with Fleet Retail Finance, Inc. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, restricts the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $30 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. The Facility matures on August 29, 2011. At October 31, 2007, we had $40.3 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lender increases availability reserves. The average rate of interest being charged under the Facility for the three and nine months ended October 31, 2007 was 6.6% and 6.7% respectively.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2007 was approximately $1.0 million, which reduces the excess availability under the Facility.
At October 31, 2007, our minimum lease commitments for the remaining three months of fiscal 2007 were approximately $6.6 million. Total existing minimum operating lease commitments for fiscal years 2008 through 2025 was approximately $160.4 million as of October 31, 2007.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing arrangements. As of October 31, 2007, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At October 31, 2007, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the year ended January 31, 2007.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2007, outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4. CONTROLS AND PROCEDURES.
As required by Exchange Act Rules 13a-15 and 15d-15, an evaluation was conducted under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2007. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed by us in our reports filed or submitted under the Exchange Act is (a) accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure, and (b) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of our common stock for the three months ended October 31, 2007 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Approximate
			shares purchased	dollar value of
			as part of	shares that may
	Total number	Average	publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs	or programs (2)
August 1 2007 through August 31, 2007	35,500	$7.34	35,500	N/A
September 1, 2007 through September 30, 2007	128,800	7.91	128,800	N/A
October 1, 2007 through October 31, 2007	89,200	8.87	89,200	N/A

Total	253,500	$8.16	253,500	$147,679

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors initially authorized the repurchase of up to $5.0 million of our common stock and subsequently increased the amount of the repurchase plan by $2.5 million on April 1, 2005; $5.0 million on March 15, 2006; and $2.5 million on October 3, 2006. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 2,393,163 shares have been purchased under the repurchase plan at a total cost of approximately $14.9 million, or approximately $6.21 per share.
On November 20, 2007, the board of directors authorized an additional $7.5 million for repurchase. Accordingly, as of November 20, 2007, the Company may purchase up to $7.6 million of shares of its common stock under the stock repurchase plan.

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

HASTINGS ENTERTAINMENT, INC.

Date: December 7, 2007	/s/ Dan Crow

Dan Crow
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(1)	Amended and Restated Bylaws of the Company.

4.1	(2)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(1)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(3)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2	(3)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1	(3)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Filed herewith.