Form 10-K
period 2008-01-31
HASTINGS ENTERTAINMENT INC
filed 2008-04-21
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2007, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $45.3 million based on the closing market price of $7.27 per share of Common Stock as reported on the Nasdaq Stock Market, LLC on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008

Common Stock, $.01 par value per share	10,371,039
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the Proxy Statement for the annual meeting of	Part III
Shareholders of the registrant to be held in 2008

HASTINGS ENTERTAINMENT, INC.
Form 10-K Annual Report
For the Fiscal Year Ended January 31, 2008

PART I
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer of the Company constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon Company management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent, the effects of or changes in economic conditions in the U.S or the markets in which we operate our stores; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; and other factors which may be outside of the company’s control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 1. BUSINESS.
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games, video game consoles, and electronics, as well as consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards, and seasonal merchandise. As of March 31, 2008, we operated 153 stores in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, music, software, videos, video games and DVDs. We have two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ended January 31, 2008 is referred to as fiscal 2007.
Business Strategy
Our goal is to continue to enhance our position as a leading multimedia entertainment retailer primarily in medium-sized communities by expanding and remodeling existing stores, opening new stores in selected markets and to a lesser extent, offering our products through the Internet. Each element of our business strategy is designed to build consumer awareness of the Hastings concept and achieve high levels of customer loyalty and repeat business. We believe the key elements of this strategy are the following:
Superior Multimedia Concept. Our stores present a wide variety of product categories with individual products tailored to local preferences in a dynamic and comfortable atmosphere with exceptional service. Our diverse product categories allow us to more effectively merchandise for our customers’ constant desire for entertainment, regardless of which formats are most popular at any given time. Our stores average approximately 20,000 square feet of sales space, with our new stores generally ranging in size from 15,000 to 25,000 square feet of sales space. Our stores offer customers an extensive product assortment customized for a specific store. Below is a listing of the approximate minimum and maximum title selections for our stores:

	Minimum	Maximum
Product Category	Title Count	Title Count
Books	14,000	64,000
DVD, Video Games, VHS	8,000	16,000
Rental DVD, Video Games, VHS	8,000	23,000
Used CDs, DVD, Video Games	8,000	31,000
Music	6,000	16,000
Trends, Consumables and Accessories	3,000	6,000
Used Books	2,000	20,000
Periodicals	1,000	3,000
Electronics	—	1,000
Software	—	1,000
The following table shows our revenue mix as a percentage of total revenues for the last three fiscal years:

	Fiscal Year
Product Category	2007	2006	2005
Books	22%	22%	22%
Video	22%	21%	19%
Music	17%	20%	23%
Rental	16%	17%	17%
Video Games	11%	9%	9%
Trends	4%	4%	4%
Consumables	3%	3%	3%
Electronics	3%	3%	2%
Other	2%	1%	1%
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
Customer-Oriented Format. We design our stores to provide an easy-to-shop, open store atmosphere by offering major product categories in a “store-within-a-store” format. Most of our stores position product with customer affinities together in three departments (e.g., books, music/video games/trends and video) that are designed to allow customers to view the entire store. Currently ninety-six stores utilize some form of the three-department format and the Company plans to expand this model to an additional six stores in fiscal 2008. This store configuration produces significant cross-marketing opportunities among the various entertainment departments, which we believe results in higher average transaction volumes and impulse purchases. Stores not using the three department format position product with customer affinities together around a wide racetrack aisle. To encourage browsing and the perception of Hastings as a community gathering place, we have continued to invest in our Hardback Coffee Cafes. At January 31, 2008, we had seventy-one Hardback Coffee Cafes serving gourmet coffee and pastries, thirty of which allow the customer to place drive-thru orders. We have plans for an additional seven stores to open Hardback Coffee Cafes in fiscal 2008, five of which will provide customers with the ability to place drive-thru orders. The majority of Hardback Coffee Cafes started offering Wi-Fi accessibility to customers during fiscal 2007. Stores without Hardback Coffee Cafes have incorporated other amenities, such as comfortable chairs for reading, soft drinks and snacks, music and video game auditioning stations, interactive information kiosks, children’s reading areas and in-store promotional events.
Low Pricing. Our pricing strategy is to offer value to our customers by maintaining low prices that are competitive with or lower than the prices charged by other retailers in the market. We determine our prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. We believe that our low pricing structure results in part from (i) our ability to purchase a majority of our products directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) our proprietary information systems, to which we continually make improvements that enable management to make more precise and targeted purchases and pricing for each store and (iii) our consistent focus on maintaining low occupancy and operating costs.
Used and Budget-Priced Products. Since 1992, we have bought or traded for customers’ CDs to sell as used product in order to leverage the value of our CD offering. Since 2001, we have added DVDs and video games and since 2004, we have added books to our used product offerings. Additionally, we purchase used product directly from outside vendors. In addition to used products, we offer budget-priced products in all of our major product categories in order to promote value to a broad base of budget conscious consumers. During fiscal 2007 and 2006, we generated approximately 11.2% and 9.9%, respectively, of our total revenues from used and budget-priced products. We believe customer loyalty and additional visits are created by customers trading in unwanted entertainment media for cash or credit. Additionally, we offer used and budget products allowing the customer to choose between a new or a less expensive used copy of the same title.
Internet. Augmenting our store offering, we operate an e-commerce Internet web site (www.gohastings.com). Our site enables customers to electronically access more than 1,500,000 new and used entertainment products and unique, contemporary gifts. Additionally, we fill Internet orders for used products placed at www.gohastings.com and Amazon Marketplace through Hastings’ goShip program in which 110 stores participate and ship product directly from store inventories. We plan to expand this program to an additional twenty-nine stores in fiscal 2008. Our site features exceptional product and pricing offers, search and auditioning capabilities, and digital downloading of music selections. The web site is designed to fully integrate into a store kiosk to leverage both the physical and digital shopping experience. The site also features an Investor Relations section with links to past press release information and filings with the Securities and Exchange Commission, including officer certifications of financial information listed as exhibits to such filings, as well as our board committee charters, code of ethics, and biographies for board members and executive officers.
Expansion Strategy
We plan to open three stores and expand or relocate six stores during fiscal 2008. We have identified potential locations for future stores in under-served, medium-sized markets that meet our new-market criteria. Management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores. We believe that with our current information systems and distribution capabilities, our infrastructure can support our anticipated rate of expansion and growth for at least the next several years.
Merchandising Strategy
Hastings Entertainment is a leading entertainment retailer whose combination of books, periodicals, videos, video games, trends, music, electronics and consumables is unique in the marketplace. These core categories, supplemented by our video and video game rental business and the ability of our customers to buy, sell, and trade used products, create a store environment that appeals to a broad customer base and positions our stores as destination entertainment stores in our targeted medium-sized markets.
The specific merchandise mix within our core product categories is continually refined to reflect changing trends and new technologies. During fiscal 2008, thirty-five stores will be reformatted to reduce the retail space dedicated to music by fifteen to twenty percent. This will allow us to increase retail space in departments showing strong growth potential, such as trends and children’s books. Product assortments are tailored to match the local demographic profiles with our customers’ needs at the community level kept in mind. This store level profiling is accomplished through our proprietary purchasing, inventory management, selection, and database management systems.
Information Technologies
Our information system is based on technology that allows for communication and exchange of current information among all locations, corporate and retail, via a wide-area network. The primary components of the information system are as follows:
New Release Allocation. Our buyers use our proprietary new release allocation system to purchase new release products for our stores and have the ability within the system to utilize multiple methods of forecasting demand. By using store-specific sales history, factoring in specific market traits, applying sales curves for similar titles or groups of products and minimizing subjectivity and human emotion from a transaction, the system customizes purchases for each individual store to satisfy customer demand. The process provides the flexibility to allow us to anticipate customer needs, including tracking missed sales and factoring in regional influences. We believe that our new release allocation system enables us to increase revenues by having the optimum levels and selection of products available in each store at the appropriate time to satisfy customers’ entertainment needs.
Rental Asset Purchasing System. Our proprietary rental asset purchasing system uses store-specific performance on individual rental titles to anticipate customer demand for new release rental titles. The system analyzes the first eight weeks’ performance of a similar title and factors in the effect of such influences as seasonal trends, box office draw and prominence of the movie’s cast to customize an optimum inventory for each individual store. The system also allows for the customized purchasing of other catalog rental assets on an individual store basis, additional copy depth requirements under revenue-sharing agreements and timely sell-off of previously viewed rentals. We believe that our rental asset purchasing system allows us to efficiently plan and stock each store’s rental asset inventory, thereby improving performance and reducing exposure from excess inventory.
Store Replenishment. Store replenishment covers four main areas for controlling a store’s inventory.
Selection Management. Selection management constantly analyzes store-specific sales, traits and seasonal trends to determine title selection and inventory levels for each individual store. By forecasting annual sales of products, the system enables us to promptly identify overstocked or understocked items, prompt required store actions and optimize inventory levels. The system tailors each store’s individual inventory to the market. There are over 700,000 stock keeping units in our inventory
Model Stock Calculation/Ordering. Model stock calculation uses store-specific sales, seasonal trends and sophisticated-sales curve fitting to forecast orders. It also accounts for lead times from a vendor or our distribution center and tracks historical missed sales to adjust orders to adequately fulfill sales potential. Orders are currently calculated on a weekly basis and transmitted by all stores to the corporate office to establish a source vendor for the product.
Inventory Management. Inventory management systems interface with other store systems and accommodate electronic receiving and returns to maintain perpetual inventory information. Cycle counting procedures allow us to perform all physical inventory functions, including the counting of each stores inventory on a weekly basis. The system provides reports to assist in researching any variances. Hastings utilizes Advanced Ship Notifications (ASN’s) from our vendors to efficiently and accurately receive inventory.
Used Inventory Management. Our proprietary used system allows stores to buy back selected products from our customers as well as wholesale. It utilizes many parameters to determine the product’s demand, selling price and cash or in-store credit amounts. The system also shifts inventory from overstocked stores to understocked stores via our returns center.
Store Systems. Each store has a dedicated server within the store for processing information connected through a wide area network. This connectivity provides consolidation of individual transactions and allows store management and Store Support associates easy access to the information needed to make informed decisions. Transactions at the store are summarized and used to assist in staff scheduling, loss prevention and inventory control. Our proprietary Point Of Sale system allows the scanning of merchandise and rental products as well as customer membership cards, allowing for the maximum customer efficiency at checkout. Our proprietary data transfer system copies data between the stores and the Store Support Center, including, among other things, sales and inventory transactions.
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
Data Center. Our state of the art data facility that includes redundant power, climate control and communications as well as a backup generator. The physical building has been reinforced and is anticipated to withstand most natural disasters.
goShip. Our proprietary goShip system allows us to list selected stores’ inventory on goHastings.com and Amazon Marketplace. Orders are sourced to the stores and generally shipped within 72 hours. This has allowed us to leverage our store inventory to a wider group of customers. This increases store revenue and enhances the performance of the product inventory.
Distribution and Vendors
Our distribution center is located in a 149,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 38,000 products offered in substantially every store. The distribution center also is used in distributing large purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to receive, process and ship items to be returned to manufacturers and distributors, as well as the rebalancing of merchandise inventories among our stores. This facility currently provides inventory to all Hastings stores and is designed to support our anticipated rate of expansion and growth for the next three years. We ship products weekly to each Hastings store, facilitating quick and responsive inventory replenishment. Approximately 30% of our total product, based on store receipts, is distributed through the distribution center. Approximately 70% of our total product is shipped directly from vendors to the stores.
Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low-pricing structure. In fiscal 2007, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three vendors accounted for approximately 18% of total products purchased during fiscal 2007. While selections from a particular artist or author generally are produced by a single studio or publisher, we strive to maintain vendor relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor.
Store Operations
Most of our stores employ one store manager, one assistant store manager, and one book manager. Store managers and assistant store managers are responsible for the execution of all operational, merchandising and marketing strategies for the store in which they work. Stores also generally have department leaders, who are individually responsible for their respective music, software, video, customer service and stocking departments. Hastings stores are generally open daily from 10:00 a.m. to 11:00 p.m. However, several stores are open 9:00 a.m. to 11:00 p.m. or 10:00 a.m. to 10:00 p.m. The only day our stores are closed is Christmas.
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
Associates
We refer to our employees as associates because of the critical role they play in the success of each Hastings store and the Company as a whole. As of March 31, 2008, we employed approximately 6,080 associates, of which 2,131 are full-time and 3,949 are part-time associates. Of this number, approximately 5,613 were employed at retail stores, 209 were employed at our distribution center and 258 were employed at our corporate offices. None of our associates are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company
Below is certain information about the executive officers of Hastings Entertainment, Inc.

Name	Age	Position
John H. Marmaduke	60	Chairman of the Board, President and Chief Executive Officer
Alan Van Ongevalle	40	Senior Vice President of Merchandising
Dan Crow	61	Vice President of Finance and Chief Financial Officer
Kevin Ball	51	Vice President of Marketing
Phil McConnell	45	Vice President, Divisional Merchandise Manager
John Hintz	43	Vice President of Information Technology
Victor Fuentes	41	Vice President, Divisional Merchandise Manager
All executive officers are chosen by the Board of Directors and serve at the Board’s discretion. Information concerning the business experience of our executive officers is as follows:
John H. Marmaduke, age 60, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company’s former parent company, Western Merchandisers, Inc. (“Western”), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart Stores, Inc. Mr. Marmaduke also serves on the board of directors of the Interactive Entertainment Merchants Association. Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 30 years.
Alan Van Ongevalle, age 40, has served as Senior Vice President of Merchandising of the Company since February 2007. From February 2003 until February 2005, Mr. Van Ongevalle served as Vice President of Information Technology and Distribution. From August 2002 to February 2003, Mr. Van Ongevalle served as Vice President of Marketing and Distribution. From May 2000 to August 2002, Mr. Van Ongevalle served as Vice President of Marketing. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and as Director of Advertising from September 1998 to August 1999. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager, Director of New Stores and the Southern Kansas area through September 1998.
Dan Crow, age 61, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July of 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and Financial Executives International.
Kevin Ball, age 51, has served as Vice President of Marketing of the Company since May of 2004. From 2001 to 2004, Mr. Ball served as Vice President of Marketing at Organized Living, a specialty retailer of home organization products, headquartered in Kansas City. From 2000 to 2001, Mr. Ball held the position of Vice President of Marketing at Crown Books in Washington, D.C. and from 1995 to 2000 was the Director of Marketing at Trans World Entertainment in Albany, N.Y.
Phil McConnell, age 45, has served as Vice President and Divisional Merchandise Manager, responsible for Music, Trends, Consumables, Distribution and Inventory Management, since June 2006. Mr. McConnell most recently served for nine years as Vice President of Merchandising, VMI Services for Alliance Entertainment Corporation (AEC), the largest wholesale distributor of prerecorded music and movies in the nation. Previously, Mr. McConnell served in senior merchandising positions with Best Buy and Circuit City.
John Hintz, age 43, has served as Vice President of Information Technology of the Company since February 2007. Mr. Hintz previously served as Senior Director of Application Development since August 2006. From February 2006 to August 2006, he served as the Director of Application Development. From August 2003 to August 2006, he served as Director of Retail Technologies. He was promoted to Director of Store Systems in August of 2001. Mr. Hintz joined Hastings in 1987 as a store associate.
Victor Fuentes, age 41, has served as Vice President and Divisional Merchandise Manager, responsible for Books, Movies, Video Games, Consumer Electronics and all Used Product Initiatives, since October 2007. Mr. Fuentes has served as Divisional Merchandise Manager of Movies, Video Games, and Consumer Electronics since June 2006. From June 2000 to June 2006, he served as Senior Product Director of Movies and Video Games. Mr. Fuentes joined Hastings in 1987 as a store associate. In September 1989, he was promoted to the corporate office and subsequently held various positions in the Company prior to serving as Senior Buyer from September 1994 to May 2000.

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
Our business is highly seasonal.
As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the holiday selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of this quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses that may have been incurred in the first three quarters of the year. We experience reduced rental activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music video and video game titles, as well as the popularity of electronics and trends merchandise, the cost of the new release or “best renter” titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect our operations.
Our business is dependent on consumer spending patterns.
Revenues generated from the sale and rental of books, music, videos and other products we carry have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, energy prices, interest rates, consumer confidence and other factors beyond our control. A decline in consumer spending on the buying and/or rental of the products we offer could have a material adverse effect on our financial condition and results of operations and our ability to fund our expansion strategy.
Intense competition from traditional retail sources and the Internet may adversely affect our business.
We operate in highly competitive industries. For all of our product categories, we compete directly with national store operators, regional chains, specialty retailers dealing in our products, independent single store operators, discount stores, warehouse and mail order clubs, as well as mass merchandisers. In addition, the Internet is a significant channel for retailing for most of the product categories that we offer. In particular, the retailing of books, music and video over the Internet is highly competitive. In addition, we face competition from companies engaged in the business of selling books, music and movies and the renting of movies via electronic means, including the downloading of music content and in-home video delivery. An increase in competition in the physical or electronic markets in which we operate could have a material effect on our operations.

Our business could be negatively impacted if the in-store video retailer distribution window is reduced or eliminated.
A competitive advantage that in-store video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the in-store video retailer “distribution window.” After the initial theatrical release of a movie, studios generally make their movies available to in-store video retailers (for rental and retail, including mass merchant retailers) for specified periods of time. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for in-store video retailers varies, but has traditionally ranged from 45 to 60 days for domestic video stores. Thereafter, movies are made sequentially available to television distribution channels.
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
Recent studio pricing for movies released to in-store video retailers has impacted our video business. Historically, studio pricing was based on whether or not a studio desired to promote a movie for both rental and sale to the consumer, or primarily for rental, from the beginning of the in-store video distribution window. In order to promote a movie title for rental, the title would be released to in-store video retailers at a price that was too high to allow for an affordable sales price by the retailer to the consumer at the beginning of the retail in-store video distribution window. As rental demand subsided, the studio would reduce pricing in order to then allow for reasonably priced sales to consumers. Currently, substantially all DVD titles are released at a price to the in-store video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail in-store video distribution window. This low sell-through pricing policy has led to increasing competition from other retailers, including mass merchants and online retailers, who are able to purchase DVDs for sale to consumers at the same time as traditional in-store video retailers, like Hastings, which purchase DVDs for rental. In addition, some retailers sell movies at lower prices in order to increase overall traffic to their stores or businesses, and mass merchants may be more willing to sell at lower prices, and in some instances, below wholesale. These factors have increased consumer interest in purchasing DVDs, which has reduced the significance of the DVD rental window.
We believe that the increased consumer purchases are due in part to consumer interest in building DVD libraries of classic movies and personal favorites and that the studios will remain dependent on the traditional in-store video retailer to generate revenues for the studios from titles that are not classics or current box office hits. Approximately 60% of most studios’ revenues derive from their home entertainment divisions. We therefore believe the importance of the video rental industry to the studios will continue to be a factor in studio pricing decisions. However, we cannot control or predict studio pricing policies with certainty, and we cannot assure you that consumers will not, as a result of further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors, increasingly desire to purchase rather than rent movies. Additionally, studios entering into exclusive alliances with our competitors could negatively affect our ability to purchase rental titles at competitive prices. Personal DVD libraries could also cause consumers to rent or purchase fewer movies in the future. Our profitability could therefore be negatively affected if, in light of any such consumer behavior, we were unable to (i) grow our rental business, (ii) replace gross profits from generally higher-margin rentals with gross profits from increased sales of generally lower-margin sell-through product; or (iii) otherwise positively affect gross profits, such as through price increases or cost reductions. Our ability to achieve one or more of these objectives is subject to risks, including the risk that we may not be able to compete effectively with other DVD retailers, some of whom may have competitive advantages such as the pricing flexibility described above or favorable consumer perceptions regarding value.

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
Our business could be negatively impacted by new technology that provides alternate methods of video and music delivery.
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
The growing popularity of technological advances that allow consumers to download music directly from the internet could continue to have a negative impact on our music business.
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
We use a number of computerized information systems to manage our new release allocations, selection management, merchandise planning, pricing, markdowns, and inventory replenishment at each store and at our distribution facility. These major systems collectively support our supply chain. Through continuing processes of review and evaluation the Company is implementing modifications, enhancements, and upgrades to its information technology systems. In some cases these changes include replacing legacy systems with successor systems. There are inherent risks associated with modifying or replacing these core systems, including timely accurate movement and processing of data, which could possibly result in supply chain disruptions. We believe that the appropriate processes, procedures, and controls are in place through our software development life cycle (“SDLC”), design, testing, and staging implementation, along with obtaining appropriate commercial contracts and application documentation with third-party vendors supplying such replacement technologies. There can be no assurances that we will successfully modify, integrate, or launch these new systems or changes as planned or that they will occur without supply chain or other disruptions or without impacts on inventory valuation. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a negative effect on our financial condition and results of operations.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
As of March 31, 2008, we operated 153 stores in 20 states located as indicated in the following table:

Name of State	Number of Stores
Alabama	1
Arkansas	11
Arizona	7
Colorado	4
Georgia	1
Idaho	9
Indiana	1
Iowa	1
Kansas	10
Kentucky	1
Missouri	7
Montana	6
Nebraska	4
New Mexico	15
Oklahoma	12
Tennessee	7
Texas	42
Utah	2
Washington	9
Wyoming	3

Total	153
Currently, we lease sites for all our stores. These sites typically are located in pre-existing, stand-alone buildings or strip shopping centers. Our primary market areas are medium-sized communities with populations generally less than 250,000. We have developed a systematic approach using our site selection criteria to evaluate and identify potential sites for new stores. Key demographic criteria for stores include community population, community and regional retail sales, personal and household disposable income levels, education levels, median age, and proximity of colleges or universities. Other site selection factors include current competition in the community, visibility, available parking, ease of access and anchor tenants.
We actively manage our existing stores and from time to time close under-performing stores. During fiscal 2007 we closed two stores and during fiscal 2006 we did not close any stores.
The terms of our store leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a store.
The following table sets forth, as of January 31, 2008, the number of stores that have current lease terms that will expire during each of the following fiscal years and the associated number of stores for which we have options to extend the lease term:

	Number of Stores	Options
Fiscal Year 2008	9	8
Fiscal Year 2009	33	30
Fiscal Year 2010	16	12
Fiscal Year 2011	16	12
Fiscal Year 2012	22	20
Thereafter	57	53

Total	153	135

We have not experienced any significant difficulty renewing or extending leases on a satisfactory basis.
Our headquarters and distribution center are located in Amarillo, Texas in a leased facility consisting of approximately 45,000 square feet for office space and 149,000 square feet for the distribution center. The leases for this property terminate in September 2011, and we have the option to renew these leases through March 2020.
ITEM 3. LEGAL PROCEEDINGS.
Information regarding our material legal proceedings is set forth in Note 14 to the consolidated financial statements, in Item 8 of Part II of this Form 10-K, which information is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The shares of Hastings Entertainment, Inc. common stock are listed and traded on The Nasdaq National Market (Nasdaq) under the symbol “HAST.” Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq:

	High	Low
2007:
First Quarter	$7.53	$5.53
Second Quarter	$7.80	$6.40
Third Quarter	$9.68	$6.00
Fourth Quarter	$10.00	$6.53

2006:
First Quarter	$6.24	$4.75
Second Quarter	$8.00	$5.51
Third Quarter	$8.17	$5.60
Fourth Quarter	$8.40	$5.43
As of March 31, 2008, there were approximately 300 holders of record of our Common Stock.
The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, and our operating and financial condition, among other factors. Our current revolving credit facility prohibits the payment of dividends. Accordingly, we have not declared or paid any dividend during fiscal 2007 or 2006.
A summary of our purchases of shares of our common stock for the three months ended January 31, 2008 is as follows:

			Total number of	Approximate
			shares	dollar value of
			purchased as	shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased (1)	per share	or programs	programs (2)
November 1 to November 30, 2007	41,500	$8.72	41,500	N/A
December 1 to December 31, 2007	96,187	9.83	96,187	N/A
January 1 to January 31, 2008	124,900	8.84	124,900	N/A

Total	262,587	$9.18	262,587	$5,236,787

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock. Since that time, the Board of Directors has approved additional increases in the amounts of $2.5 million on April 4, 2005; $5.0 million on March 15, 2006; $2.5 million on October 3, 2006; and $7.5 million on November 20, 2007. Each such authorization to increase amounts was publicly announced in a press release. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 2,655,750 shares have been purchased under the repurchase plan at a total cost of approximately $17.3 million, or approximately $6.50 per share.

Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended

	January 31,	January 31,	January 31,	January 31,	January 31,	January 31,

	2003	2004	2005	2006	2007	2008

Hastings	$100.00	$109.20	$189.66	$122.99	$135.63	$200.92
S&P 500 Index	100.00	132.19	138.05	149.59	168.08	161.10
Nasdaq Composite	100.00	156.42	156.14	174.56	186.53	180.93

The graph above compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and the Nasdaq Composite Index over the same period. The graph assumes the investment of $100 in Hastings common stock, the S&P 500 Index and the Nasdaq Composite Index on January 31, 2003 and the reinvestment of all dividends.
With respect to equity compensation plan information, please refer to Item 11 of this Annual Report.

ITEM 6. SELECTED FINANCIAL DATA.
The data set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s Financial Statements and notes thereto.

	Fiscal Year
(In thousands, except per share and square foot data)	2007	2006	2005	2004	2003
Income Statement Data:
Merchandise revenue	$458,076	$454,142	$444,291	$440,596	$404,977
Rental asset revenue	89,609	94,190	93,640	101,420	103,341

Total revenues	547,685	548,332	537,931	542,016	508,318
Merchandise cost of revenue	321,438	326,025	314,328	322,632	299,055
Rental asset cost of revenue	31,107	33,862	34,458	36,266	37,727

Total cost of revenues	352,545	359,887	348,786	358,898	336,782
Gross profit	195,140	188,445	189,145	183,118	171,536
Selling, general and administrative expenses	177,028	177,467	176,684	171,293	162,616
Pre-opening expenses	120	94	92	409	277

Operating income	17,992	10,884	12,369	11,416	8,643
Interest expense	(2,919)	(3,260)	(2,616)	(1,918)	(2,048)
Other, net	123	642	399	293	324

Income before income taxes	15,196	8,266	10,152	9,791	6,919
Income tax expense (benefit) (1)	4,951	3,247	4,457	3,982	(1,358)

Net income	$10,245	$5,019	$5,695	$5,809	$8,277

Basic income per share	$0.95	$0.45	$0.50	$0.51	$0.73

Diluted income per share	$0.93	$0.44	$0.49	$0.49	$0.72

Weighted-average common shares outstanding — basic	10,797	11,244	11,421	11,411	11,327

Weighted-average common shares outstanding — diluted	11,055	11,518	11,667	11,942	11,483

Other Data:
Depreciation (2)	$19,400	$19,865	$19,737	$19,075	$18,806
Capital expenditures (3)	$15,256	$18,566	$17,097	$24,729	$22,093

Store Data:
Total selling square footage at end of period	3,134,912	3,121,737	3,101,627	3,039,582	2,915,884
Comparable-store revenues increase (decrease) (4)	(0.1%)	1.8%	(1.4%)	5.0%	1.9%
Sales per selling square footage	$174.70	$175.63	$173.41	$178.29	$174.32

	January 31,
	2008	2007	2006	2005	2004
Balance Sheet Data:
Working capital (5)	$77,728	$71,941	$52,508	$52,404	$39,756
Total assets	$260,221	$257,498	$254,661	$251,299	$233,491
Total long-term debt	$40,616	$41,922	$28,151	$37,029	$28,775
Dividends declared	$—	$—	$—	$—	$—
Total shareholders’ equity (1)	$101,808	$97,553	$94,693	$89,774	$83,946

(1)	On February 1, 2007, we recognized an increase in the liability for uncertain tax positions plus total interest and penalties totaling $838,000 as a result of FIN 48 adoption, with a corresponding adjustment to retained earnings. The results for fiscal year 2007 reflect an income tax benefit of approximately $0.9 million, or $0.08 per diluted share, related to a favorable settlement of a prior year’s state tax liability. The results for fiscal year 2003 reflect an income tax benefit of approximately $1.4 million, or $0.12 per diluted share, primarily due to the reversal of a valuation allowance of approximately $4.4 million previously applied against our deferred tax assets.

(2)	Excludes amounts associated with our rental asset cost depreciation of $13,441, $15,771, $18,472, $22,842, and $21,007 for fiscal 2007, 2006, 2005, 2004, and 2003, respectively.

(3)	Includes purchases of property, equipment, and improvements.

(4)	Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

(5)	Working capital is calculated as total current assets less total current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this Annual Report on Form 10-K.
Overview
Hastings Entertainment is a leading multimedia entertainment retailer that that buys, sells, trades, and rents various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games, video game consoles, and electronics, as well as consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards, and seasonal merchandise through its entertainment stores and its Internet web site. As of January 31, 2008, we operated 153 stores averaging approximately 20,000 square feet in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. Each of the stores is leased from a third party, is wholly-owned by us and is operated under the name of Hastings.
Our operating strategy is to continue to enhance our position as a multimedia entertainment retailer by expanding and remodeling existing stores, opening new stores in selected markets, and offering our products through our Internet web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2008 is referred to as fiscal 2007.
Critical Accounting Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting estimates comprise our more significant estimates and assumptions used in the preparation of our financial statements. Our significant estimates and assumptions are reviewed, and any required adjustments are recorded, on a monthly or quarterly basis.
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

Rental Asset Depreciation. We have established rental asset depreciation policies that match rental product costs with the related revenues. These policies require that we make significant estimates, based upon our experience, as to the ultimate revenue and the timing of the revenue to be generated from our rental product. We utilize an accelerated method of depreciation because it approximates the pattern of demand for the product, which is higher when the product is initially released for rental by the studios and declines over time. In establishing salvage values for our rental product, we consider the sales prices and sales volume of our previously rented product and other used product.
We currently depreciate the cost of our rental assets on an accelerated basis over six months or nine months, except for rental assets purchased for the initial stock of a new store, which are depreciated on a straight-line basis over 36 months. Rental assets, which include DVDs, Books on CD, Video Games, and VHS, are depreciated to salvage values ranging from $2.50 to $10. Rental assets purchased for less than established salvage values are not depreciated.
We also review the carrying value of our rental assets to ensure that estimated future cash flows exceed the carrying value. We periodically record adjustments to the value of previously rented product primarily for estimated obsolescence or excess product based upon changes in our original assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than our original estimates, additional adjustments, including adjustments to useful lives or salvage values, may be required. We continually evaluate the estimates surrounding the useful lives and salvage values used in depreciating our rental assets. Changes to these estimates resulting from changes in consumer demand, changes in our customer preferences or the price or availability of retail products may materially impact the carrying value of our rental assets and our rental margins.
For example, during the fourth quarter of 2006, we reevaluated our estimates surrounding the useful life and salvage value of our rental assets due to recent changes in our rental business. Beginning with the fourth quarter of 2006, we changed the estimated useful life of rental video games from six months to nine months to better reflect the product’s extended rental life. In addition, we increased the salvage value on rental video games from $4 to $10 to better match the recovery rate on higher cost games released on new gaming systems. All other rental assets, which include DVDs, VHS units, and Books on CD, continue to be depreciated on an accelerated basis over six months to salvage values of either $2.50 for VHS units or $4.00 for DVD units and Books on CD. As our business continues to change, we will continue to evaluate the reasonableness of the estimates surrounding our rental assets.
The costs of rental product purchased pursuant to revenue-sharing arrangements, which are recorded in rental cost of sales on the consolidated statements of earnings, typically include a lower initial product cost with a percentage of the net rental revenues to be shared with studios over an agreed period of time. Any up-front costs exceeding the designated salvage value are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. Additionally, certain titles have performance guarantees. The Company analyzes titles that are subject to performance guarantees and recognizes an estimated expense for under-performing titles throughout the applicable period based upon the Company’s analysis of the estimated shortfall. The Company revises these estimates on a monthly basis, based on actual results.
Impairment or Disposal of Long-Lived Assets. We evaluate poor performing stores on a quarterly basis to determine whether projected future cash flows over the remaining initial lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the fair value is less than the carrying value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down.
Income Taxes. In determining net income for financial statement purposes, we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable income in the year when we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities on any change in income tax rates in the period that includes the enactment date.

As of February 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely then not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood, on a cumulative basis, of being realized upon ultimate settlement. We recognize interest and penalties relating to any uncertain tax positions as a component of income tax expense.
Share-Based Compensation. As of February 1, 2006, we adopted SFAS No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123(R)”), which requires us to recognize share-based compensation expense associated with the vesting of share-based instruments in the statement of earnings. Determining the amount of share-based compensation to be recorded requires us to develop estimates to be used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:
•	Expected volatility — The estimated stock price volatility was derived based upon actual historical stock prices over the expected life of the option.

•	Expected life of the option — The estimate of an expected life was calculated based on historical data relating to grants, exercises, and cancellations, as well as the vesting period and contractual life of the option.

•	Risk-free interest rate — The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life of the option.
Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option.
SFAS No. 123(R) also requires that we recognize compensation expense for only the portion or options that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
In addition to stock options, we award performance based stock grants. Compensation expense is recognized if management deems it probable that the performance conditions will be met. Management must use their judgment to determine the probability that a performance condition will be met. If actual results differ from management’s assumptions, future results could be materially impacted.

Results of Operations
The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of stores open at the end of period for the three most recent fiscal years.

	Fiscal Year
	2007	2006	2005
Merchandise revenue	83.6%	82.8%	82.6%
Rental asset revenue	16.4	17.2	17.4

Total revenues	100.0	100.0	100.0

Merchandise cost of revenue	70.2	71.8	70.7
Rental asset cost of revenue	34.7	36.0	36.8

Total cost of revenues	64.4	65.6	64.8

Gross profit	35.6	34.4	35.2

Selling, general and administrative expenses	32.3	32.4	32.8
Pre-opening expenses	—	—	0.1

	32.3	32.4	32.9

Operating income	3.3	2.0	2.3

Other income (expense):
Interest expense	(0.5)	(0.6)	(0.5)
Other, net	—	0.1	0.1

	(0.5)	(0.5)	(0.4)

Income before income taxes	2.8	1.5	1.9
Income tax expense	0.9	0.6	0.8

Net income	1.9%	0.9%	1.1%

	Fiscal Year
	2007	2006	2005
Hastings Stores:
Beginning number of stores	154	153	152
Openings	1	1	1
Closings	(2)	—	—

Ending number of stores	153	154	153

Fiscal 2007 Compared to Fiscal 2006
Revenues. Total revenues for fiscal 2007 decreased $0.6 million, or 0.1%, to $547.7 million compared to $548.3 million for the prior year. The following is a summary of our revenue results (dollars in thousands):

	Fiscal Year Ended January 31,
	2008		2007
		Percent of		Percent of	Increase/(Decrease)
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$458,076	83.6%	$454,142	82.8%	$3,934	0.9%
Rental revenue	89,609	16.4%	94,190	17.2%	(4,581)	-4.9%

Total revenues	$547,685	100.0%	$548,332	100.0%	$(647)	-0.1%

Comparable-store revenues:
Total						-0.1%
Merchandise						0.8%
Rental						-4.8%
Below is a summary of the comparable-store revenues (“Comp”) results for our eight largest merchandise categories:

	Fiscal Year Ended January 31,
	2008	2007
Electronics	20.3%	27.3%
Video Games	17.3%	8.7%
Hard Back Café	10.9%	25.6%
Trends	8.1%	-3.3%
Movies	4.0%	13.1%
Books	2.1%	0.4%
Consumables	3.8%	-1.6%
Music	-15.3%	-9.3%
Effective February 1, 2007, we realigned our merchandise product categories in order to more effectively manage our business. Some products were reclassified within reporting categories, and new reporting categories were created for electronics, musical instruments, and wireless products. Comp results listed in the chart above reflect the new categorization for both fiscal 2007 and fiscal 2006.
Electronics department Comps increased 20.3% compared to the same period last year, primarily as a result of strong sales of iPods, MP3 players and related accessories, as well as increased sales of third-party gift cards. Video Game Comps increased 17.3% primarily due to strong sales of video game hardware, including XBOX 360, Nintendo Wii, and PlayStation 3 consoles, as well as strong sales of new games for these gaming systems. Comps for the Trends department rose 8.1% due to improved plan-o-gramming throughout the department and an improved assortment of products. Key categories driving Trends included strong sales of apparel, such as backpacks, bags and hats, as well as action figures, collectible card games, and seasonal merchandise. These drivers were partially offset by lower sales of board games and puzzles resulting from reduced levels of inventory carried for these products. Movie Comps increased 4.0%, which was primarily due to strong sales of used DVDs along with increased sales of next generation formats, led by Blu-ray. Book Comps increased 2.1% during fiscal 2007 primarily due to the July release of the seventh and final book in the Harry Potter series as well as strong sales of used books. Music Comps fell 15.3%, directly as a result of continued industry declines as consumers looked to other forms of music alternatives, primarily through digital downloads. Merchandise Comps, excluding the sale of Music, increased 6.0% during fiscal 2007.
For fiscal 2008, we are projecting a positive total Comp in the low single digits for both merchandise and rental sales. Generally, it is difficult for us to project future Comp sales. Our Comp sales are to a great extent dependent upon the quantity and quality of new releases from the studios, publishers, and hardware manufacturers, as well as general economic conditions and other factors not under our control.

Rental Comps decreased 4.8% from the same period last year due to a weaker slate of box office releases compared to the prior year along with a shift of consumer preference toward buying DVDs and games instead of renting. We have responded to this shift. As a result, the combined sales and rental of movies and video games resulted in a Comp increase of 3.4%.
Gross Profit — Merchandise. For fiscal 2007, total merchandise gross profit dollars increased approximately $8.5 million, or 6.6%, to $136.6 million from $128.1 million for the same period last year. Merchandise gross profit dollars increased primarily due to increased margin rates, which are primarily a result of continued price and margin management. As a percentage of total merchandise revenues, gross profit increased to 29.8% for fiscal 2007 from 28.2% for the same period in the prior year.
Gross Profit — Rental. For fiscal 2007, total rental gross profit dollars decreased approximately $1.8 million, or 3.0%, to $58.5 million from $60.3 million for the same period last year. Rental gross profit dollars decreased primarily due to lower revenues. As a percentage of total rental revenues, rental gross profit increased to 65.3% for fiscal 2007 compared to 64.0% for the same period in the prior year. Rental margin rates are primarily a function of depreciation, which in turn is a function of rental purchases. Due to a weaker slate of box office releases throughout fiscal 2007, overall rental purchases were down versus fiscal 2006. Traditional rental DVD and game purchases decreased to $24.4 million for fiscal 2007 compared to $26.5 million during fiscal 2006. The decrease in overall rental purchases during fiscal 2007 as compared to the same period in the prior year resulted in lower depreciation, which is the primary driver of higher margins for the period.
Selling, General and Administrative expenses (“SG&A”). As a percentage of total revenues, SG&A decreased to 32.3% for the twelve months ended January 31, 2008 compared to 32.4% for the same period in the prior year. SG&A decreased approximately $0.5 million to $177.0 million for fiscal 2007 compared to $177.5 million for the same period in the prior year. Changes in SG&A are due to $1.4 million of decreased advertising expense, related primarily to newspaper, magazine, and direct mail advertisements and $0.9 million in decreased store impairment charges. These amounts were partially offset by $1.3 million of increased store labor costs and $0.3 million in increased stock compensation expense primarily due to performance based option grants.
Income Tax Expense. The effective tax rate for fiscal 2007 was 32.6% as compared to 39.3% for fiscal 2006. During fiscal 2007, the Company recognized a tax benefit in the amount of $0.9 million related to a favorable settlement of a prior year’s state tax liability. Excluding this tax benefit, our effective tax rate would have been 38.5% for fiscal 2007.
Fiscal 2006 Compared to Fiscal 2005
Revenues. Total revenues for fiscal 2006 increased $10.4 million, or 1.9%, to $548.3 million compared to $537.9 million for the prior year. The following is a summary of our revenue results (dollars in thousands):

	Fiscal Year Ended January 31,
	2007		2006
		Percent of		Percent of	Increase/(Decrease)
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$454,142	82.8%	$444,291	82.6%	$9,851	2.2%
Rental revenue	94,190	17.2%	93,640	17.4%	550	0.6%

Total revenues	$548,332	100.0%	$537,931	100.0%	$10,401	1.9%

Comparable-store revenues:
Total	1.8%
Merchandise	2.2%
Rental	0.2%

Below is a summary of the comparable-store revenues (“Comp”) results for our eight largest merchandise categories:

	Fiscal Year Ended January 31,
	2007	2006
Electronics	27.3%	8.2%
Hard Back Café	25.6%	35.0%
Movies	13.1%	2.0%
Video Games	8.7%	5.4%
Books	0.4%	-0.3%
Consumables	-1.6%	1.9%
Trends	-3.3%	5.2%
Music	-9.3%	-2.9%
Effective February 1, 2007, we realigned our merchandise product categories in order to more effectively manage our business. Some products were reclassified within reporting categories, and new reporting categories were created for electronics, musical instruments, and wireless products. Comp results listed in the chart above reflect the new categorization for both fiscal 2006 and fiscal 2005.
Electronics Department Comps increased 27.3% compared to the same period last year, primarily due to strong sales of iPods, MP3 players, and related accessories, partially offset by lower sales of portable storage devices. Movie Comps increased 13.1% during fiscal 2006, as compared to the previous year, due to increased sales of new release DVDs, DVD box sets and used DVDs. Video Game Comps increased 8.7% primarily due to strong hardware sales due to the release of the new Nintendo Wii and Sony PS3 gaming systems as well as strong sales of Microsoft XBOX 360 games. Book Comps were essentially flat. Strong sales of mass market and used books offset the negative impact of fewer new-release hardback sales primarily attributable to the release of the sixth book in the Harry Potter series in fiscal 2005 but no series releases in fiscal 2006. Trends Comps decreased 3.3% compared to the same period last year, primarily due to lower sales of collectable card games and apparel, partially offset by strong sales of action figures. Music Comps decreased 9.3% compared to the prior year, primarily due to fewer premier artist CD releases as well as decreased sales of used CDs.
Rental Comps increased 0.2% from the same period last year due to improved marketing initiatives and a stronger slate of box office titles. Rental Comps were boosted by DVD Movies, which increased 11.7% from the same period last year, but offset by Video Game rentals, which declined 11.5% as the industry prepared for the release of new gaming systems in the fourth quarter and released fewer hot titles.
Gross Profit — Merchandise. For fiscal 2006, total merchandise gross profit dollars decreased approximately $1.9 million, or 1.5%, to $128.1 million from $130.0 million for the same period last year. As a percentage of total merchandise revenues, gross profit decreased to 28.2% for fiscal 2006 from 29.3% for the same period in the prior year, primarily as a result of decreased merchandise margin rates and increased costs associated with merchandise shrinkage and product returned to vendors.
Gross Profit — Rental. For fiscal 2006, total rental gross profit dollars increased approximately $1.1 million, or 1.9%, to $60.3 million from $59.2 million for the same period last year. As a percentage of total rental revenues, rental gross profit increased to 64.0% for fiscal 2006 compared to 63.2% for the same period in the prior year, primarily due to stronger rental revenues and improved buying practices which focused on increasing revenue sharing agreements which have a lower per unit cost.
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
Income Taxes. The effective tax rate for fiscal 2006 was 39.3% as compared to 43.9% for fiscal 2005. The company recorded a $0.6 million provision for a state income tax settlement in fiscal 2005, which increased the effective rate tax rate by 5.5%.

Liquidity and Capital Resources
We generate cash from operations exclusively from the sale of merchandise and the rental of products and we have substantial operating cash flow because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding/reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our revolving credit facility. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores and store expansions/reformations through fiscal 2008.
At January 31, 2008, total outstanding debt was $40.6 million. We project our outstanding debt levels for fiscal 2008 to be similar to that at January 31, 2008. At January 31, 2008, we had $41.2 million in excess availability, after the $10 million availability reserve, under the Facility
Consolidated Cash Flows
Operating Activities. Net cash flows from operating activities increased $13.1 million, or 113.9%, to $24.6 million in fiscal 2007, from $11.5 million in fiscal 2006. Net income increased $5.2 million during fiscal 2007, as compared to a decrease of $0.7 million during fiscal 2006. Rental asset depreciation expensed decreased $2.4 million, to $13.4 million in fiscal 2007 as compared to $15.8 million in the prior year. This decrease resulted from lower rental receipts during fiscal 2007 as compared to the prior year. Merchandise inventories decreased $6.6 million during fiscal 2007 compared to $10.1 million during fiscal 2006 as a result of continued improvements in purchasing and selection management. The change in accrued expenses and other liabilities of $1.2 million is primarily due to a decrease in the amounts of accrued salaries at the end of fiscal 2007 as compared to the prior year, partially offset by an increase in the amount of deferred gift card revenues for fiscal 2007 as compared to fiscal 2006. Accounts payable increased $2.2 million for the year, compared to a decrease of $9.4 million during fiscal 2006. The increase in accounts payable during fiscal 2007 was due to the timing of non-inventory related payables. The Company purchased and paid for merchandise to build for the holiday season earlier in fiscal 2006 as compared to the current period, which led to lower accounts payable during the prior year.
Investing Activities. Net cash used in investing activities decreased $3.3 million, or 17.7%, from $18.6 million in fiscal 2006 to $15.3 million in fiscal 2007. This decrease was the result of decreased capital expenditures related to remodeled or relocated stores. In fiscal 2008, the Company plans to spend approximately $24.8 million on capital expenditures, $5.3 million of which relates to the reformatting of 35 existing stores, which will include changes to the Music, Trends, and Children’s Book departments.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For fiscal 2007, cash used in financing activities was $9.2 million compared to cash provided by financing activities of $7.3 million for fiscal 2006, primarily resulting from net repayments on our revolving credit facility during fiscal 2007 of approximately $1.3 million compared to net borrowings for fiscal 2006 of approximately $13.9 million. Additionally, the Company purchased $6.3 million of treasury stock in fiscal 2007, as compared to $4.2 million in fiscal 2006.
On September 18, 2001, we announced a stock repurchase program of up to $5.0 million of our common stock. Since that time, the Board of Directors has approved additional increases in the amounts of $2.5 million on April 4, 2005; $5.0 million on March 15, 2006; $2.5 million on October 3, 2006; and $7.5 million on November 20, 2007. During fiscal year 2007, we purchased a total of 778,687 shares of common stock at a cost of approximately $6.3 million, or $8.11 per share. As of January 31, 2008, a total of 2,655,750 shares had been purchased under the program at a cost of approximately $17.3 million, for an average cost of approximately $6.50 per share. As of January 31, 2008, approximately $5.2 million remains available for repurchases under the stock repurchase program.

Capital Structure. We have a syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. Due to the acquisition of Fleet Retail Finance by Bank of America, on January 8, 2008, we executed an amendment to our secured Loan and Security Agreement which changed ownership of the Revolving Credit Facility from Fleet Retail Finance to Bank of America. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve, as amended. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, prohibits the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $30 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At January 31, 2008, we had $41.2 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest being charged under the Facility for fiscal years ending January 31, 2008 and 2007 was 6.6% and 7.0%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2008 was approximately $1.0 million, which reduces the excess availability under the Facility.
At January 31, 2008, our minimum lease commitments for fiscal 2008 were approximately $26.3 million. Total existing minimum operating lease commitments for fiscal years 2008 through 2025 was approximately $177.5 million as of January 31, 2008.

Contractual Obligations and Off-Balance Sheet Arrangements. In the ordinary course of business, we routinely enter into commitments for various aspects of our operations, such as warehouse and office equipment. However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of January 31, 2008, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.
The following summarizes our contractual obligations at January 31, 2008, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

			1 to 3	3 to 5	More than
Contractual Obligations	Total	Less than 1 year	Years	Years	5 Years

Long-term debt (principal only) (1)	$40,616	—	—	40,616	—
Operating leases (2)	177,475	24,253	44,752	34,166	74,304
Revenue sharing (3)	642	642	—	—	—

Total (4)	$218,733	24,895	44,752	74,782	74,304

(1)	Based on our internal forecasts, we estimate interest payments for FY 2008 to be approximately $2.9 million.

(2)	Amounts include the direct lease obligations, excluding any taxes, insurance, maintenance and other related expenses. For the fiscal year ended January 31, 2008, payments for taxes, insurance, maintenance, and other related expenses, which are variable in nature, were approximately $5.4 million.

(3)	As of January 31, 2008, we were a party to revenue-sharing arrangements with various studios. These agreements include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to non-revenue sharing purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included amounts owed and an estimate of our contractual obligation under these agreements for performance guarantees and minimum purchase requirements for the period in which they can reasonably be estimated, which is approximately two months in the future. Although these contracts may extend beyond the estimated two month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues recorded during fiscal 2007.

(4)	FIN 48 obligations including unrecognized tax benefits of $186,000 and accrued interest and penalties related to unrecognized tax benefits of $192,000, as of January 31, 2008, were not included in this table. Due to the uncertainty surrounding the timing of any future cash outflows related to FIN 48 liabilities, we are not able to reasonably estimate the period of cash settlement with the respective taxing authority.

Seasonality and Inflation
Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

	Quarter
Fiscal year 2007:	First	Second	Third	Fourth

Total revenues	$128,012	$125,905	$122,275	$171,493
Operating income	$4,779	$2,363	$812	$10,038
% of full year:
Total revenues	23.4%	23.0%	22.3%	31.3%
Operating income	26.6%	13.1%	4.5%	55.8%

	Quarter
Fiscal year 2006:	First	Second	Third	Fourth

Total revenues	$131,412	$123,094	$119,636	$174,190
Operating income (loss)	$3,749	$588	$(2,787)	$9,334
% of full year:
Total revenues	24.0%	22.4%	21.8%	31.8%
Operating income (loss)	34.4%	5.4%	(25.6%)	85.8%
We do not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies only when other standards require or permit the fair value measurements. The provisions of SFAS 157 are generally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is in the process of evaluating the provisions of SFAS 157 but does not anticipate that adoption will have a material impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159). SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company does not expect a material impact to its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows upon adoption.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders’ base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2008 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements
and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	31

Consolidated Balance Sheets as of January 31, 2008 and 2007	32

Consolidated Statements of Earnings for the years ended January 31, 2008, 2007, and 2006	33

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2008, 2007, and 2006	34

Consolidated Statements of Cash Flows for years ended January 31, 2008, 2007, and 2006	35

Notes to Consolidated Financial Statements	36

Schedule

Financial Statement Schedule II — The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 15 (a). Exhibits and Financial Statement Schedules.	60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Hastings Entertainment, Inc. and subsidiaries
We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. and subsidiaries as of January 31, 2008 and 2007, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. and subsidiaries at January 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for income tax uncertainties, effective February 1, 2007.
/s/ Ernst & Young LLP
Fort Worth, Texas
April 14, 2008

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
January 31, 2008 and 2007
(In thousands, except share data)

	January 31,
	2008	2007
Assets
Current assets
Cash and cash equivalents	$3,982	$3,837
Merchandise inventories	171,958	167,277
Deferred income taxes	3,441	3,891
Prepaid expenses and other current assets	11,386	10,633

Total current assets	190,767	185,638
Rental assets, net of accumulated depreciation of $22,139 and $22,604 at January 31, 2008 and 2007, respectively	13,236	11,931
Property and equipment, net	52,572	57,422
Deferred income taxes	2,756	1,765
Intangible assets, net	391	411
Other assets	499	331

	$260,221	$257,498

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$76,364	$76,518
Accrued expenses and other current liabilities	36,675	37,179

Total current liabilities	113,039	113,697
Long-term debt	40,616	41,922
Other liabilities	4,758	4,326

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued in fiscal 2007 and 2006; 10,389,339 shares outstanding in fiscal 2007 and 11,011,353 shares outstanding in fiscal 2006	119	119

Additional paid-in capital	37,125	36,906
Retained earnings	75,892	66,485
Accumulated other comprehensive income (loss)	(15)	67
Treasury stock, at cost	(11,313)	(6,024)

	101,808	97,553

	$260,221	$257,498

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Earnings
Years Ended January 31, 2008, 2007 and 2006
(In thousands, except per share data)

	Fiscal Year
	2007	2006	2005
Merchandise revenue	$458,076	$454,142	$444,291
Rental asset revenue	89,609	94,190	93,640

Total revenues	547,685	548,332	537,931

Merchandise cost of revenue	321,438	326,025	314,328
Rental asset cost of revenue	31,107	33,862	34,458

Total cost of revenues	352,545	359,887	348,786

Gross profit	195,140	188,445	189,145

Selling, general and administrative expenses	177,028	177,467	176,684
Pre-opening expenses	120	94	92

Operating income	17,992	10,884	12,369

Other income (expense):
Interest expense	(2,919)	(3,260)	(2,616)
Other, net	123	642	399

Income before income taxes	15,196	8,266	10,152

Income tax expense	4,951	3,247	4,457

Net income	$10,245	$5,019	$5,695

Basic income per share	$0.95	$0.45	$0.50

Diluted income per share	$0.93	$0.44	$0.49

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
Years ended January 31, 2008, 2007 and 2006
(In thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income(Loss)	Shares	Amount	Equity
Balances at January 31, 2005	11,944,544	$119	$36,382	$55,771	$—	488,975	$(2,498)	$89,774
Issuance of stock to directors	—	—	2	—	—	(4,655)	26	28
Purchase of treasury stock	—	—	—	—	—	344,440	(2,069)	(2,069)
Exercise of stock options and other, net of taxes	—	—	(425)	—	—	(267,388)	1,432	1,007
Other stock-based compensation	—	—	117	—	—	—	—	117
Comprehensive income:
Net income	—	—	—	5,695	—	—	—	5,695
Change in interest rate cap, net of $98 in taxes	—	—	—	—	141	—	—	141

Total comprehensive income	—	—	—	—	—	—	—	5,836

Balances at January 31, 2006	11,944,544	119	36,076	61,466	141	561,372	(3,109)	94,693
Issuance of stock to directors	—	—	17	—	—	(13,741)	83	100
Purchase of treasury stock	—	—	—	—	—	595,600	(4,237)	(4,237)
Exercise of stock options and other, net of taxes	—	—	758	—	—	(210,040)	1,239	1,997
Other stock-based compensation	—	—	55	—	—	—	—	55
Comprehensive income:
Net income	—	—	—	5,019	—	—	—	5,019
Change in interest rate cap, net of $55 in taxes	—	—	—	—	(74)	—	—	(74)

Total comprehensive income								4,945

Balances at January 31, 2007	11,944,544	119	36,906	66,485	67	933,191	(6,024)	97,553
Issuance of stock to directors	—	—	5	—	—	(6,905)	45	50
Purchase of treasury stock	—	—	—	—	—	778,687	(6,336)	(6,336)
Exercise of stock options and other, net of taxes	—	—	(164)	—	—	(149,768)	1,002	838
Other stock-based compensation	—	—	378	—	—	—	—	378
FIN 48 Adjustment (Note 8)	—	—	—	(838)	—	—	—	(838)
Comprehensive income:
Net income	—	—	—	10,245	—	—	—	10,245
Change in interest rate cap, net of $43 in taxes	—	—	—	—	(67)	—	—	(67)
Unrealized loss in investments held for Supplemental Executive Retirement Plan	—	—	—	—	(15)	—	—	(15)

Total comprehensive income								10,163

Balances at January 31, 2008	11,944,544	$119	$37,125	$75,892	$(15)	1,555,205	$(11,313)	$101,808

See accompanying notes to the consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years ended January 31, 2008, 2007 and 2006
(In thousands)

	Fiscal Year
	2007	2006	2005
Cash flows from operating activities:
Net income	$10,245	$5,019	$5,695
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	13,441	15,771	18,472
Purchases of rental assets	(27,276)	(28,689)	(28,900)
Property and equipment depreciation expense	19,400	19,865	19,737
Amortization expense	20	43	88
Loss on rental assets lost, stolen and defective	1,218	1,224	672
Loss on disposal or impairment of property and equipment, excluding rental assets	709	1,295	1,463
Deferred income taxes	(542)	70	(2,220)
Non-cash stock-based compensation	428	155	145
Changes in operating assets and liabilities:
Merchandise inventories	6,629	10,138	1,240
Other current assets	(753)	(3,617)	(71)
Trade accounts payable	2,224	(9,379)	420
Accrued expenses and other liabilities	(1,215)	22	4,810
Excess tax benefit from stock option exercises	(127)	—	—
Other assets and liabilities, net	182	(402)	(342)

Net cash provided by operating activities	24,583	11,515	21,209

Cash flows from investing activities:
Purchase of property, equipment and improvements	(15,256)	(18,566)	(17,097)

Net cash used in investing activities	(15,256)	(18,566)	(17,097)

Cash flows from financing activities:
Borrowings under revolving credit facility	565,488	585,927	556,224
Repayments under revolving credit facility	(566,794)	(572,062)	(564,583)
Payments under long-term debt and capital lease obligations	—	(94)	(210)
Purchase of treasury stock	(6,336)	(4,237)	(2,069)
Change in cash overdraft	(2,378)	(3,094)	2,489
Proceeds from exercise of stock options and other	711	831	928
Excess tax benefit from stock option exercises	127	—	—

Net cash provided by (used in) financing activities	(9,182)	7,271	(7,221)

Net increase (decrease) in cash and cash equivalents	145	220	(3,109)
Cash and cash equivalents at beginning of year	3,837	3,617	6,726

Cash and cash equivalents at end of year	$3,982	$3,837	$3,617

See accompanying notes to consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(1)	Operations and Summary of Significant Accounting Policies
(a)	General

Hastings Entertainment, Inc. and subsidiaries operate a chain of retail stores in 20 states, primarily in the Western and Midwestern United States. Revenues are generated from the sale of new and used music, books, DVDs, video games, and video game consoles, as well as new software, periodicals, consumables, and trends products. In addition, our revenues include the rental of DVDs, video games and videocassettes.

(b)	Basis of Consolidation

The consolidated financial statements present the results of Hastings Entertainment, Inc. and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

(c)	Basis of Presentation

We operate in one reportable segment. Our fiscal years ended January 31, 2008, 2007 and 2006 are referred to as fiscal 2007, 2006, and 2005, respectively.

(d)	Cash and Cash Equivalents

We considers all debit and credit card receivables totaling $1.2 million and $1.2 million at January 31, 2007 and 2006, respectively, from MasterCard, Visa, Discover, and American Express, and all highly liquid investments with an original maturity date of three months or less to be cash equivalents. All balances related to debit and credit card receivables, as listed above, typically settle within five days. We utilize a cash management process under which a book cash overdraft may exist for our primary disbursement accounts. These overdrafts represent uncleared checks in excess of cash balances in bank accounts at the end of the reporting period and have been reclassified to accounts payable on the consolidated balance sheets. We transfer cash on an as-needed basis to fund clearing checks.

(e)	Revenue Recognition

Merchandise and rental asset revenue are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Additionally, revenues are presented net of estimated returns and exclude all sales taxes. An allowance has been established to provide for expected merchandise returns.

Gift card liabilities are recorded as deferred revenue at the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. The liability is relieved and revenue is recognized upon redemption of the gift cards.

We reduce our revenue through reserves for the estimated utilization of early return credits received by renters for early return of rentals. The deferred revenue liability is relieved upon the redemption of these early return credits.

We provide our customers with the opportunity to trade in used CDs, DVDs, video games and books in exchange for cash consideration or store credit in the form of a gift card. Merchandise inventory is recorded at a cost equal to the cash offer to the customer. If a customer chooses store credit, a gift card is issued for the amount of the cash offer plus a premium. Premiums associated with gift cards issued as a result of trade-in transactions are recorded as a reduction of revenue in the period in which the gift cards are redeemed.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(f)	Merchandise Inventories

Merchandise inventories are recorded at the lower of cost, which approximates the first-in, first-out (“FIFO”) method, or market. Amounts are presented net of the allowance for shrinkage and obsolescence.

Expenses included in cost of revenues include cost of product purchased from vendors; rental asset depreciation expense; revenue-sharing payments; shrinkage; inventory markdowns and write-offs; freight charges; receiving costs; inspection costs; and internal transfer costs. In addition, we include in cost of goods sold all expenses associated with our distribution center, including freight, warehouse personnel costs, supplies, maintenance, depreciation, occupancy, property tax, and utility costs; as well as costs associated with our returns center, including vendor refused product, handling charges, return fees, freight, return center personnel costs, supplies, maintenance, depreciation, rent, and utilities. We include occupancy costs for retail locations in SG&A expenses.

We transfer rental assets that have been converted to previously viewed titles for sale, from ‘Rental Assets’ to ‘Merchandise inventories.’ The transfer to ‘Merchandise Inventories’ is recorded at the time of conversion, which is the first date the product is available for sale. During fiscal 2007, 2006, and 2005, $11.3 million, $12.4 million, and $10.8 million, respectively, were transferred from rental assets to merchandise inventory at the lower of net book value or market.

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

Expenditures for maintenance, repairs and renewals that do not materially extend the original useful lives of assets are charged to expense as incurred.

We evaluate underperforming stores on a quarterly basis to determine whether projected future cash flows over the remaining initial lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the carrying value is more than the fair value (determined using a discounted cash flow technique) of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(h)	Rental Asset Depreciation

Rental assets, except for the initial purchases for new stores, are depreciated using an accelerated method over six months or nine months. The initial purchases of rental assets for new stores are depreciated over 36 months using the straight-line method. Rental assets, which include DVDs, Books on CD, video games, and VHS, are depreciated to salvage values ranging from $2.50 to $10. Rental assets purchased for less than established salvage values are not depreciated.

Beginning with the fourth quarter of 2006, we changed the estimated useful life of rental video games from six months to nine months to better reflect the product’s extended rental life. In addition, we increased the salvage value on rental video games from $4 to $10 to better match the recovery rate on higher cost games released on new gaming systems. All other rental assets, which include DVDs, VHS units, and Books on CD, continue to be depreciated on an accelerated basis over six months to salvage values of either $2.50 for VHS units or $4.00 for DVD units and Books on CD. These changes in estimates related to our rental assets did not have a material impact on our consolidated financial statements.

(i)	Financial Instruments

The carrying amount of long-term debt approximates fair value as of January 31, 2008 and 2007 due to the instrument bearing interest at variable rates. The carrying amount of accounts payable approximates fair value because of its short maturity period.

(j)	Stock Based Compensation

Prior to February 1, 2006, we applied the disclosure-only provisions of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”). In accordance with the provisions of SFAS 123, we applied APB 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations in accounting for its plans and, accordingly, did not recognize compensation expense for these plans because all options were issued at exercise prices equal to or greater than market value at date of grant.

Effective February 1, 2006, we adopted SFAS 123 (revised 2004), Share-Based Payments (“SFAS 123R”), which revises SFAS 123 and supersedes APB 25. SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. We elected to use the modified prospective method for adoption, which required compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption.

We recognized approximately $55,000, before income taxes, related to the adoption of SFAS 123R in fiscal 2006.

(k)	Advertising Costs

Advertising costs for newspaper, television and other media are expensed as incurred. Advertising expenses, net of allowances from vendors, for the fiscal years 2007, 2006, and 2005 were $6.3 million, $7.7 million, and $7.8 million, respectively.

We receive payments and credits from vendors pursuant to cooperative advertising programs and display allowances. During fiscal years 2007, 2006 and 2005, we received a total of approximately $8.6 million, $9.0 million, and $7.8 million, respectively for such payments and credits. To the extent such payments are a reimbursement for a specific incremental and identifiable cost, such amounts are

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
recorded as a reduction in SG&A expenses at the time the associated advertisement is publicly released. The remainder of these payments and allowances are recorded as a reduction of merchandise inventory and the cost of rental assets and recognized in income as the related merchandise is sold and/or rented.

(l)	Pre-opening Costs

Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a store’s opening and are expensed as incurred.

(m)	Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is similarly computed, but includes the dilutive effect of stock options outstanding.

(n)	Use of Management Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(o)	Impact of Recently Issued Accounting Standards

Effective February 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely then not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood, on a cumulative basis, of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes. We recognize interest and penalties relating to any uncertain tax positions as a component of income tax expense.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies only when other standards require or permit the fair value measurements. The provisions of SFAS 157 are generally effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for one year for all nonfinancial assets and nonfinancial liabilities, except for those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company is in the process of evaluating the provisions of SFAS 157 but does not anticipate that adoption will have a material impact on its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159). SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company does not expect a material impact to its consolidated balance sheets or statements of operations, shareholders’ equity and cash flows upon adoption.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(2)	Merchandise Inventories

Merchandise inventories consist of the following:

	January 31,
	2008	2007
Books	$62,175	$64,707
Videos	43,224	39,499
Video Games	19,206	15,366
Music	28,758	34,924
Trends	9,948	7,632
Consumer Electronics	7,507	6,257
Other	6,384	3,357

	177,202	171,742
Less allowance for inventory shrinkage and obsolescence	5,244	4,465

	$171,958	$167,277

During fiscal 2007 and 2006, we purchased approximately 18% and 19%, respectively, of all products (defined herein as merchandise inventories and rental assets) from the top three vendors for each year.
(3)	Property and Equipment

Property and equipment consist of the following:

	January 31,
	2008	2007
Furniture, equipment and software	$149,997	$143,522
Leasehold improvements	66,054	63,755
Buildings and land	258	258
Work in progress	890	621

	217,199	208,156
Less accumulated depreciation	164,627	150,734

Property and equipment, net	$52,572	$57,422

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2008	2007
Allowance for cost of inventory returns	$1,343	$1,586
Deferred gift card revenue	17,901	16,354
Salaries, vacation, bonus and benefits	4,447	7,664
Short term lease obligations	1,043	1,209
Sales taxes payable	1,493	2,062
Federal income tax payable	3,449	2,138
Other accrued expenses	6,999	6,166

Total	$36,675	$37,179

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

In the ordinary course of business, we accrue estimated amounts for settlements with certain vendors related to disputed merchandise purchases and returns. Because the ultimate settlement amount requires estimates, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term. During fiscal 2007, 2006, and 2005 we reduced merchandise cost of revenues by approximately $1.2 million, $1.6 million, and $2.2 million, respectively, related to favorable differences between actual settlements with vendors as compared to amounts accrued.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(5)	Store Closing Reserve
From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at January 31, 2008 and 2007 include accruals for the net present value of future minimum lease payments, net of estimated sublease income, and other costs attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in the consolidated statement of earnings.

The following table provides a rollforward of reserves that were established for these charges for fiscal 2007, 2006 and 2005:

Future Lease Payments
Balance at January 31, 2005	$1,283
Additions to provision	253
Changes in estimates	199
Cash outlay, net	(1,026)

Balance at January 31, 2006	709

Additions to provision	176
Changes in estimates	243
Cash outlay, net	(452)

Balance at January 31, 2007	676

Additions to provision	195
Changes in estimates	(82)
Cash outlay, net	(412)

Balance at January 31, 2008	$377

As of January 31, 2008, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next three years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(6)	Long-term Debt
On January 31, 2008 and January 31, 2007, the balance on the revolving credit facility was $40.6 million and $41.9 million, respectively.

We have a syndicated secured Loan and Security Agreement with Fleet Retail Finance, Inc. Due to the acquisition of Fleet Retail Finance by Bank of America, on January 8, 2008, we executed an amendment to our secured Loan and Security Agreement which changed ownership of the Revolving Credit Facility from Fleet Retail Group to Bank of America. The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve, as amended. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, prohibits the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $30 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011, at which time any remaining outstanding amounts would be due. At January 31, 2008, we had $41.2 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest being charged under the Facility for fiscal years ending January 31, 2008 and 2007 was 6.6% and 7.0%, respectively.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2008 was approximately $1.0 million, which reduces the excess availability under the Facility.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(7)	Leases
We lease retail space under operating leases with terms ranging from five to fifteen years, with certain leases containing renewal options. Renewal options are typically for five years and contain lease terms similar to those of the original lease. Lease agreements generally provide for minimum rentals. Some leases also include additional contingent rental amounts based upon specified percentages of sales above predetermined levels. Rental costs associated with operating leases that are incurred during a construction period are recognized as rental expense. Rental expense for operating leases is comprised of the following:

	Fiscal Year
	2007	2006	2005
Minimum rentals	$24,892	$23,759	$22,474
Contingent rentals	297	491	588
Less sublease income	(162)	(109)	(95)

Rental expense	$25,027	$24,141	$22,967

Future minimum lease payments under non-cancelable operating leases as of January 31, 2008 are:

2008	$24,253
2009	24,268
2010	20,484
2011	18,452
2012	15,714
Thereafter	74,304

Total minimum lease payments	177,475
Less sublease income	813

Net minimum lease payments under operating leases	$176,662

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(8)	Income Taxes
Effective February 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the Company may recognize the benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood, on a cumulative basis, of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes. Upon adoption of FIN 48 on February 1, 2007, we recognized an increase in the liability for uncertain tax positions plus total interest and penalties which totaled $838,000 with a corresponding adjustment to retained earnings as of February 1, 2007.

During the second quarter of 2007, we settled a liability with a state amnesty program which resulted in a net tax benefit of $0.9 million. As of January 31, 2008, the Company had gross unrecognized tax benefits related to certain state jurisdictions in the amount of $186,000. If recognized, this amount would result in a favorable effect on our effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax positions at February 1, 2007	$808
Increases in tax positions from prior years	—
Decreases in tax positions from prior years	—
Increases in tax positions from current year	—
Settlements with taxing authorities	(622)
Lapse in statute of limitation	—

Unrecognized tax positions at January 31, 2008	$186

We have adopted an accounting policy to classify interest expense and penalties related to our uncertain tax positions as a component of income tax expense in the statement of operations. As of January 31, 2008 we have current liabilities for penalties and interest in the amount of $192,000.

Income tax expense is comprised of the following:

	Fiscal Year
	2007	2006	2005
Current federal	$5,870	$2,883	$5,759
Current state and local	(377)	294	918
Deferred federal, state, and local	(542)	70	(2,220)

	$4,951	$3,247	$4,457

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
The difference between expected federal income tax expense based upon statutory rates and actual income tax expense is as follows:

	Fiscal Year
	2007		2006		2005
Computed “expected” income tax expense	$5,319	35.0%	$2,893	35.0%	$3,553	35.0%
State and local income taxes, net of federal income tax effect	471	3.1%	300	3.6%	583	5.7%
Effect of settling tax exams and other tax reserve adjustments	(898)	(5.9)%	—	—	—	—
Other	59	0.4%	54	0.7%	321	3.2%

	$4,951	32.6%	$3,247	39.3%	$4,457	43.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Year
	2007	2006
Deferred tax assets:
Gift cards	$1,178	$1,182
Abandoned leases	145	260
Deferred rent and lease incentives	1,899	1,776
Inventories	1,037	983
Property and equipment	7,803	6,299
Other	1,310	1,248

Total deferred tax assets	13,372	11,748

Deferred tax liabilities:
Rental assets	(7,175)	(6,092)

Total deferred tax liabilities	(7,175)	(6,092)

Net deferred tax assets	$6,197	$5,656

Hastings and its subsidiaries file a consolidated U.S. Federal income tax return as well as separate, unitary and combined income tax returns in several state jurisdictions. The Company is subject to U.S. Federal income tax examinations for fiscal years after 2003, and state jurisdictions have statutes of limitations generally ranging from three to five years. The IRS initiated an audit of our U.S. tax returns for fiscal years 2004, 2005, and 2006 during the fourth quarter of fiscal 2007. The Company anticipates that this audit will be completed during the second quarter of fiscal 2008.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(9)	Earnings Per Share
The computations of basic and diluted earnings per share are as follows:

	Fiscal Year
	2007	2006	2005
Net earnings	$10,245	$5,019	$5,695

Average shares outstanding:
Basic	10,797	11,244	11,421
Effect of stock-based compensation	258	274	246

Diluted	11,055	11,518	11,667

Earnings per share:
Basic	$0.95	$0.45	$0.50

Diluted	$0.93	$0.44	$0.49

Options to purchase 185,794 shares of Common Stock at exercise prices ranging from $7.215 to $13.00 per share outstanding at January 31, 2008; 184,156 shares of Common Stock at exercise prices ranging from $6.82 to $13.64 per share outstanding at January 31, 2007; and 726,980 shares of Common Stock at exercise prices ranging from $6.095 per share to $14.03 per share outstanding at January 31, 2006, were not included in the computation of diluted income per share because their inclusion would have been antidilutive.
(10)	Benefit Plans
Our 401(k) plan permits full-time employees who have attained age 21 and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the 401(k) plan and elect to contribute up to 25% of their salary, subject to federal limitations, to the plan. Employer contributions include a quarterly guaranteed match of 25% of employee contributions up to a maximum of 6% deferral of compensation and are allocated solely to those employees who are participating in the plan and are employed on the last day of the plan quarter or who became disabled, died, or retired during the plan quarter. Also included is a discretionary match based on specific criteria reviewed every fiscal six-month period by management and approved by the Board of Directors. This discretionary match is allocated solely to those employees who are participating in the plan and are employed on the last day of the six-month period.

Our Associate Stock Ownership Plan (ASOP) permits full-time employees who have attained age 21 and completed one year of service and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the ASOP. Employer contributions are determined at the discretion of the Board of Directors (“Board”). The Board elected not to contribute to the ASOP plan during fiscal 2007, nor do they plan to contribute to the plan during fiscal 2008. The contribution is based on a percentage of participants’ eligible compensation. Common shares held by the ASOP were 512,368, 552,896, and 490,997 at January 31, 2008, 2007, and 2006, respectively. Shares issued and held under the ASOP plan are included as outstanding shares for the purposes of calculating income per share.

Amounts expensed related to the 401k and ASOP Plans were approximately $0.3 million, $0.7 million, and $1.3 million for fiscal 2007, 2006, and 2005, respectively.

Effective January 1, 2006, we adopted a defined contribution supplemental executive retirement plan (“SERP”). The SERP provides eligible executives with supplemental pension benefits in addition to amounts

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
received under our other retirement plans. Annual contributions range from 5% to 10% of base pay plus bonus depending upon the participant’s age. For each of the five plan years beginning January 1, 2006 and ending December 31, 2010, we will contribute as a transitional contribution an additional 10% of base pay plus bonus for participants, the sum of whose age and service with the Company was at least 60 on January 1, 2006. Contributions into the SERP plan are invested in available-for-sale securities. As of January 31, 2008, we had approximately $0.5 million in SERP plan assets, which are recorded at fair market value on the consolidated balance sheets in “Other Assets.” The SERP plan accounts vest on the earliest occurrence of (i) the date the sum of the participant’s age and service with the Company equals 60, (ii) the participant’s death, (iii) the participant’s disability, (iv) the date of involuntary termination occurring within two years from the date of a change in control, or (v) the date the participant’s employment is terminated without cause, all as defined in the SERP plan. During fiscal 2007 and 2006, we recorded an expense related to the SERP of approximately $0.3 million and $0.3 million, respectively.
11)	Shareholders’ Equity
We have seven stock option plans: the 1991 and 1994 Stock Option Plans; the 1996, 2002, and 2006 Incentive Stock Plans; and the 1996 and 2002 Outside Directors Plans (for non-employee directors). A total of 505,900 shares may be granted under each of the 1991 and 1994 Stock Option Plans, 632,375 shares may be granted under the 1996 Incentive Stock Plan, 500,000 shares may be granted under each of the 2002 and 2006 Incentive Stock Plans, 101,180 shares may be granted under the 1996 Outside Directors Plan and 200,000 shares may be granted under the 2002 Outside Directors Plan. As of January 31, 2008, we had 616,091 options available for future grants under all stock option plans.

The 1991 and 1994 Stock Option Plans and the 1996, 2002, and 2006 Incentive Stock Plans authorize the award of both incentive stock options and non-qualified stock options to purchase common stock to officers, other associates and directors of the Company. The exercise price per share of incentive stock options may not be less than the market price of our common stock on the date the option is granted. The term of each option is determined by the Board of Directors and generally will not exceed ten years from the date of grant. In general, each option award vests at twenty percent per year over five years.

The 1996 Incentive Stock Plan also authorizes the granting of stock appreciation rights, restricted stock, dividend equivalent rights, stock awards, and other stock-based awards to officers, other associates, directors, and consultants of the Company. There have been no grants of these awards under this plan.

We also have a management stock purchase plan that authorizes the issuance of up to 227,655 shares of common stock, pursuant to agreements providing for the purchase of restricted stock units (“RSU’s”). The cost of each RSU is equal to seventy-five percent of the fair market value of the common stock of the Company on the date the RSU is awarded. During fiscal years 2007, 2006 and 2005, there were no RSU’s awarded under the Plan. Compensation expense is recognized using the straight-line method over three years, which is the vesting period of the RSU’s. Under this methodology, we recorded no compensation expense related to RSU’s in fiscal year 2007, 2006 and 2005. As of January 31, 2008, 2007 and 2006, there were no RSU’s outstanding under the plan.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
12)	Stock Based Compensation
Prior to February 1, 2006, we accounted for stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25 “Accounting for Stock Issued to Employees” (“APB No. 25”) and followed the disclosure-only provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Accordingly, compensation expense was not recognized in our consolidated statement of earnings in connection with stock options that were granted under our stock-based compensation plan.

Effective with our fiscal year beginning February 1, 2006, we adopted SFAS No. 123(R) “Share-Based Payment” (“SFAS No. 123(R)”), which no longer permits use of the intrinsic value method under APB No. 25. We used the modified prospective method to adopt SFAS No. 123(R), which requires that compensation expense be recorded for all stock-based compensation granted on or after February 1, 2006, as well as the unvested portion of previously granted options. On January 27, 2006, our Board of Directors (the “Board”) approved a resolution to vest all stock options outstanding as of that date. The Board decided to fully vest these options, many of which had exercise prices that were higher than the Company’s stock price, to minimize the expense to our consolidated financial statements upon adoption of SFAS No. 123(R). This acceleration of vesting affected 587,609 unvested stock options. As a result, there is no compensation expense associated with stock options granted prior to February 1, 2006 in the consolidated statements of earnings. Effective with the current fiscal year, compensation expense will be recognized for amortization of the fair value of stock options granted during fiscal 2006 and fiscal years thereafter. The Company recognized approximately $55,000, before income taxes, related to the adoption of SFAS 123R in fiscal 2006.

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

Fiscal Year
2005
Net income, as reported	$5,695
Add: Stock-based compensation included in reported net income, net of tax	81
Less: Stock-based compensation expense determined under fair value based method, net of tax	(1,523)

Pro forma net income	$4,253

Income per share:
Basic, as reported	$0.50
Basic, pro forma	$0.37
Diluted, as reported	$0.49
Diluted, pro forma	$0.36
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

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
using the Black-Scholes option-pricing model, which is consistent with the valuation techniques that were previously utilized for options in footnote disclosures required under SFAS No. 123.
The following assumptions were used in the calculation of fair value:

	Fiscal Year
	2007	2006	2005
Expected dividend yield	—	—	—
Risk-free interest rate	3.30%	4.79%	4.27%
Expected life in years	4.47	4.92	4.98
Historical Volatility	.44	.51	.60
A summary of information with respect to all stock option plans and performance based restricted stock is as follows:

	Options and	Weighted-
	performance	average exercise
	based restricted	price
	stock	(in dollars)
Outstanding at January 31, 2005	1,887,215	$6.12
Granted	192,180	5.52
Exercised	(267,388)	3.47
Forfeited and expired	(160,640)	6.20

Outstanding at January 31, 2006	1,651,367	$6.50
Granted	191,010	7.31
Exercised	(210,040)	3.96
Forfeited and expired	(453,006)	10.78

Outstanding at January 31, 2007	1,179,331	$5.26
Granted	227,650	9.39
Exercised	(149,768)	4.74
Forfeited and expired	(68,510)	8.37

Outstanding at January 31, 2008	1,188,703	$5.45

Options available for grant at January 31, 2008	616,091
The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2008, 2007, and 2006 was $438,796, $674,241, and $729,711, respectively. The total fair value of stock options granted for the fiscal years ended January 31, 2008, 2007, and 2006 was $270,654, $372,752, and $437,938, respectively. As of January 31, 2008 and 2007, we had a total of 151,715 option shares with a weighted average exercise price of $8.38; and 105,150 shares with a weighted average exercise price of $7.39, respectively, that were unvested. Weighted average exercised prices listed in the above table exclude performance based restricted shares which are discussed more fully below.

As of January 31, 2008, there was $609,785 of total unrecognized compensation expense related to unvested stock options granted and performance based stock grants for which the associated performance condition had been met. That expense is expected to be recognized over a weighted average period of 3.3 years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
For fiscal 2007, 2006, and 2005 respectively, options granted includes 152,500 shares with a weighted average grant date fair value of $9.67; 83,330 shares with a weighted average grant date fair value of $7.22; and 47,500 shares with a weighted average grant date fair value of $5.37, which are subject to performance conditions and are therefore not currently exercisable. During fiscal 2007, management determined that achieving the performance conditions related to 155,830 option shares was probable and as a result, recognized $254,511 of stock compensation expense. As of January 31, 2008, we had total unrecognized compensation expense related to unvested performance based stock grants, for which the performance conditions have not yet been met, of $1,896,189 which is expected to be recognized over a weighted average period of 3.5 years. Of this amount, $1,232,925 is related to performance based stock grants for which we estimate that it is not currently probable that the performance condition will be met, and therefore no compensation expense has been recognized.

For the year ending January 31, 2008, the performance conditions related to 47,500 shares were met. These shares will be issued during fiscal 2008, and will vest fifty percent over two years from the date the performance condition is met. Compensation expense related to these awards is recognized over the life of the award, from the date of authorization through the vesting date, once it is deemed probable that the performance condition will be met. We had a total of 283,330 shares with a weighted average grant date fair value of $8.23; and 130,830 shares with a weighted average grant date fair value of $6.55, related to performance based stock shares, that were unvested as of January 31, 2008 and 2007, respectively.

At January 31, 2008, the options outstanding and options exercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

			Weighted-
		Weighted-	average	Aggregate
		average exercise	remaining	intrinsic value
	Options	price (in dollars)	contractual life	(in thousands)
Range: $1.33 to $4.99
Options outstanding and exercisable at January 31, 2008	364,126	$3.22	3.63 years	$1,911,041

Range: $5.00 to $9.99
Options outstanding and exercisable at January 31, 2008	393,774	$6.27	5.22 years	$865,119
Options outstanding and unexercisable at January 31, 2008	119,327	$8.18	8.65 years	$34,833

Price: $10.00 to $13.00
Options outstanding and exercisable at January 31, 2008	9,090	$12.50	0.38 years	—
Options outstanding and unexercisable at January 31, 2008	19,056	$10.64	4.85 years	—
At January 31, 2008, 2007, and 2006, the number of options exercisable was 766,990, 943,351; and 1,603,867, respectively, and the weighted-average exercise price of those options was $4.90, $5.26, and $6.50, respectively.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model is as follows (in dollars):

	Weighted Average Exercise price for			Weighted Average Fair value for
	Fiscal Year			Fiscal Year
	2007	2006	2005	2007	2006	2005
Options granted at market price	$8.97	$7.29	$5.52	$3.86	$3.64	$3.03

Options granted at prices exceeding market price	$10.64	$7.94	$—	$2.83	$3.06	$—

Total options granted	$9.39	$7.39	$5.52	$3.60	$3.55	$3.03

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(13)	Supplemental Cash Flow Information
Cash payments for interest during fiscal 2007, 2006 and 2005 totaled $3.2 million, $3.5 million, and $2.6 million, respectively. Cash payments for income taxes during fiscal 2007, 2006 and 2005 totaled $4.8 million; $6.1 million; and $3.5 million, respectively.
(14)	Commitments and Contingencies
The Company is obligated to pay certain studios minimum amounts associated with certain revenue-sharing agreements related to rental assets. As of January 31, 2008, such minimum future payments approximated $0.6 million, which are expected to be paid during fiscal 2008.

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

The Company settled all litigation regarding the matters described above, including the dropping of the motion for class certification, with prejudice for $0.1 million in February 2007.

We are also involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Hastings Entertainment, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(15)	Interim Financial Results (Unaudited)

	Quarter
	First	Second	Third	Fourth
Fiscal year 2007:
Total revenues	$128,012	$125,905	$122,275	$171,493
Total cost of revenues	80,297	80,272	77,867	114,109
Gross profit	47,715	45,633	44,408	57,384
Selling, general and administrative expenses	42,936	43,270	43,591	47,231
Pre-opening expenses	—	—	5	115
Operating income	4,779	2,363	812	10,038
Interest (expense) and other income, net	(681)	(802)	(701)	(612)
Income before taxes	4,098	1,561	111	9,426
Income tax expense (benefit)	1,614	(308)	38	3,607
Net income	2,484	1,869	73	5,819

Basic income per share	$0.23	$0.17	$0.01	$0.55
Diluted income per share	$0.22	$0.17	$0.01	$0.54

	Quarter
	First	Second	Third	Fourth
Fiscal year 2006:
Total revenues	$131,412	$123,094	$119,636	$174,190
Total cost of revenues	84,790	79,641	77,836	117,620
Selling, general and administrative expenses	42,873	42,786	44,572	47,236
Pre-opening expenses	—	79	15	—
Operating income (loss)	3,749	588	(2,787)	9,334
Interest (expense) and other income, net	(595)	(265)	(845)	(913)
Income (loss) before taxes	3,154	323	(3,632)	8,421
Income tax expense (benefit)	1,229	144	(1,432)	3,306
Net income (loss)	1,925	179	(2,200)	5,115

Basic income (loss) per share	$0.17	$0.02	$(0.20)	$0.46
Diluted income (loss) per share	$0.17	$0.02	$(0.20)	$0.45

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of January 31, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, it used the criteria set forth by COSO in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of January 31, 2008, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during our fiscal quarter ending January 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES
The information presented in Item 9A hereof is hereby incorporated by reference to this Item 9A(T).

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our Proxy Statement for our 2008 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2007 (our “Proxy Statement”), under the heading “Proposal No. 1: Election of Two Directors,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Company” in Part I of this Form 10-K, which information is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be set forth in our Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” which is incorporated herein by reference.
Code of Ethics and Other Corporate Governance Information
Information regarding our Code of Conduct and the name of the individual determined by the board to be the “audit committee financial expert” is included in our Proxy Statement, under the heading “Corporate Governance” and “Meetings and Committees of the Board,” respectively, which information is incorporated herein by reference.
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

3.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this report.

Exhibit
Number		Description

3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.1	(11)	Amended and Restated Bylaws of the Company.

4.1	(2)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(11)	Amended and Restated Bylaws of the Company (see 3.1 above).

10.1	(1)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.

10.2 *	(1)	Hastings Amended 1996 Incentive Stock Plan.

10.3 *	(2)	Hastings 1994 Stock Option Plan.

10.4 *	(2)	Hastings 1991 Stock Option Plan.

10.5 *	(1)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.

10.6 *	(1)	Hastings Employee Stock Ownership Plan Trust Agreement.

10.7 *	(2)	Chief Executive Officer Stock Option, as amended.

10.8 *	(1)	Corporate Officer Incentive Plan.

10.9 *	(1)	Management Stock Purchase Plan.

10.10 *	(1)	Management Incentive Plan.

10.11 *	(1)	Salary Incentive Plan.

10.12 *	(1)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

10.13 *	(3)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company

10.14	(4)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

10.15	(1)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

10.16 *	(2)	Stock Grant Plan for Outside Directors.

10.17 *	(2)	Form of Employment Agreement by and between the Company and certain of its executives.

Exhibit
Number		Description

10.18	(5)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

10.19	(6)	Loan and Security Agreement, dated August 29, 2000 between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.20	(7)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.

10.21	(8)	Amended Loan and Security Agreement, dated December 9, 2003, between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.22	(9)	Severance Agreement and Release with Robert Berman, dated March 19, 2005.

10.23	(9)	Amended Loan and Security Agreement, dated July 11, 2005, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.24	(9)	Severance Agreement and Release with Steve Hicks, dated December 16, 2005.

10.25	(9)	Amended Loan and Security Agreement, dated February 28, 2006, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.26	(10)	Severance Agreement and Release with David Moffatt, dated April 5, 2006.

10.27	(10)	Employment Agreement with Michael Rigby, dated December 5, 2005.

10.28	(10)	Amended Loan and Security Agreement, dated February 27, 2007, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

21.1	(2)	Subsidiaries of the Company.

23.1	(12)	Consent of Ernst & Young LLP.

24.1	(12)	Powers of Attorney (included on signature page).

31.1	(12)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d- 14(a).

31.2	(12)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d- 14(a).

32.1	(12)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated June 11, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 31, 2000, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008, and incorporated herein by reference

(12)	Filed herewith.

Financial Statement Schedule II —
HASTINGS ENTERTAINMENT, INC.
Valuation and Qualifying Accounts and Reserves
Years Ended January 31, 2008, 2007 and 2006
(Amounts in thousands)

	Fiscal Year
	2007	2006	2005
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
Balance at the beginning of period	$4,916	$3,889	$3,055
Additions charged to costs and expenses	13,816	12,957	11,759
Deductions for write-offs	(13,120)	(11,930)	(10,925)

Balance at end of period	$5,612	$4,916	$3,889

Reserves added to liabilities:
Allowance for costs of inventory returns:
Balance at the beginning of period	$1,586	$1,276	$2,057
Additions charged to costs and expenses	4,665	5,241	4,198
Deductions for write-offs and payments	(4,908)	(4,931)	(4,979)

Balance at end of period	$1,343	$1,586	$1,276

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.
Date: April 21, 2008	By:	/s/ Dan Crow
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

Signature	Title	Date

/s/ John H. Marmaduke John H. Marmaduke	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 18, 2008

/s/ Danny W. Gurr	Director	April 18, 2008
Danny W. Gurr

/s/ Daryl L. Lansdale	Director	April 18, 2008
Daryl L. Lansdale

/s/ Ann S. Lieff	Director	April 18, 2008
Ann S. Lieff

/s/ Frank O. Marrs	Director	April 18, 2008
Frank O. Marrs

/s/ Jeffrey G. Shrader	Director	April 18, 2008
Jeffrey G. Shrader