Form 10-Q
period 2008-04-30
HASTINGS ENTERTAINMENT INC
filed 2008-06-03
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, as of April 30, 2008:

Class	Shares Outstanding

Common Stock, $.01 par value per share	10,254,997

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended April 30, 2008

PART 1 — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS.
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
April 30, 2008 and January 31, 2008
(Dollars in thousands, except par value)

	April 30,	January 31,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,003	$3,982
Merchandise inventories, net	164,199	171,557
Deferred income taxes	3,590	3,441
Prepaid expenses and other assets	10,384	11,042

Total current assets	182,176	190,022
Rental assets, net of accumulated depreciation of $21,631 and $22,139 at April 30, 2008 and January 31, 2008, respectively	13,613	13,236
Property and equipment, net of accumulated depreciation of $169,573 and $164,627 at April 30, 2008 and January 31, 2008, respectively	51,006	52,572
Deferred income taxes	2,831	2,756
Intangible assets, net	391	391
Other assets	1,143	1,244

Total Assets	$251,160	$260,221

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	64,335	76,364
Accrued expenses and other liabilities	35,682	36,675

Total current liabilities	100,017	113,039
Long term debt	42,686	40,616
Other liabilities	4,639	4,758

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 10,254,997 shares outstanding at April 30, 2008; 11,944,544 shares issued and 10,389,339 shares outstanding at January 31, 2008	119	119
Additional paid-in capital	37,249	37,125
Retained earnings	78,881	75,892
Accumulated other comprehensive income (loss)	3	(15)
Treasury stock, at cost 1,689,547 shares and 1,555,205 shares at April 30, 2008 and January 31, 2008, respectively	(12,434)	(11,313)

Total Shareholders’ Equity	103,818	101,808

Total Liabilities and Shareholders’ Equity	$251,160	$260,221

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Earnings
For the Three Months Ended April 30, 2008 and 2007
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2008	2007

Merchandise revenue	$108,317	$105,064
Rental revenue	23,619	22,948

Total revenue	131,936	128,012

Merchandise cost of revenue	74,952	72,997
Rental cost of revenue	7,971	7,300

Total cost of revenue	82,923	80,297

Gross profit	49,013	47,715

Selling, general and administrative expenses	43,694	42,936
Pre-opening expenses	2	—

Operating Income	5,317	4,779

Other income (expense):
Interest expense	(472)	(714)
Other, net	17	33

Income before income taxes	4,862	4,098

Income tax expense	1,873	1,614

Net Income	$2,989	$2,484

Basic Income per share	$0.29	$0.23

Diluted Income per share	$0.28	$0.22

Weighted-average common shares outstanding:
Basic	10,362	11,007
Dilutive effect of stock awards	296	192

Diluted	10,658	11,199

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2008 and 2007
(Dollars in thousands)

	Three Months Ended
	April 31,
	2008	2007

Cash flows from operating activities:
Net income	$2,989	$2,484
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	4,037	2,780
Purchases of rental inventory	(8,363)	(5,206)
Property and equipment depreciation expense	4,867	4,876
Amortization expense	—	8
Deferred income taxes	(224)	64
Loss on rental assets lost, stolen and defective	297	292
Loss on disposal of non-rental assets	188	11
Noncash stock-based compensation	164	15
Changes in operating assets and liabilities:
Merchandise inventory	11,011	5,669
Prepaid expenses and other current assets	658	(44)
Trade accounts payable	(10,563)	(4,182)
Accrued expenses and other current liabilities	(954)	(3,329)
Excess tax benefit from stock-based compensation	(39)	—
Other assets and liabilities, net	—	150

Net cash provided by operating activities	4,068	3,588

Cash flows from investing activities:
Purchases of property and equipment	(3,490)	(2,422)

Net cash used in investing activities	(3,490)	(2,422)

Cash flows from financing activities:
Borrowings under revolving credit facility	137,441	134,692
Repayments under revolving credit facility	(135,371)	(129,864)
Purchase of treasury stock	(1,294)	(729)
Change in cash overdraft	(1,466)	(4,112)
Proceeds from exercise of stock options	94	237
Excess tax benefit from stock-based compensation	39	—

Net cash (used in) provided by financing activities	(557)	224

Net increase in cash and cash equivalents	21	1,390
Cash and cash equivalents at beginning of period	3,982	3,837

Cash and cash equivalents at end of period	$4,003	$5,227

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (“Hastings,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the holiday selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
The balance sheet at January 31, 2008 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2009 is referred to as fiscal year 2008.
Reclassifications
Certain amounts previously reported have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on our statements of earnings for any of the periods presented.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
2. Stock Based Compensation
Compensation expense for all stock option awards is measured at fair value on the date of grant and such cost is recognized over the service period for awards that are expected to vest. The fair value of non-vested share grants is based on the number of shares granted and the quoted price of our common stock on the date of grant. We use the Black-Scholes valuation model in order to determine the fair value of stock option grants on the date of grant. The determination of stock option grants and performance-based stock awards that are expected to ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates. The Company did not grant any stock options during the first quarter of fiscal 2008 or fiscal 2007.
Stock Options
Under the Company’s incentive stock plans, options may be granted to directors, officers and employees with an exercise price equal to the fair market value of the Company’s common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury shares.
A summary of information with respect to stock options for the three months ended April 30, 2008, and changes during the period then ended, is presented below:

		Weighted-average
	Options	exercise price
	(in actual shares)	(in dollars)

Outstanding at February 1, 2008	905,373	$5.45
Granted	—	—
Exercised	(23,699)	3.98
Cancelled and expired	(4,000)	3.55

Outstanding at April 30, 2008	877,674	$5.50

Options available for grant at April 30, 2008	616,091
The total intrinsic value of stock options exercised for the three months ended April 30, 2008 and 2007 was $100,516 and $72,626, respectively. As of April 30, 2008 and 2007, we had a total of 138,383 option shares outstanding and unvested with a weighted average exercise price of $8.52; and 91,820 option shares outstanding and unvested with a weighted average exercise price of $7.42, respectively.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
At April 30, 2008, the options outstanding, the related weighted-average exercise price, the weighted-average remaining contractual life, and the aggregate intrinsic value for the ranges of exercise prices are shown in the table below.

		Weighted-average	Weighted-average	Aggregate intrinsic
	Options	exercise price	remaining	value
	(in actual shares)	(in dollars)	contractual life	(in actual dollars)
Range: $1.33 to $4.99
Options outstanding and exercisable at April 30, 2008	342,860	$3.21	3.38 years	$1,774,946

Range: $5.00 to $9.99
Options outstanding and exercisable at April 30, 2008	387,341	$6.28	4.97 years	$821,325
Options outstanding and unexercisable at April 30, 2008	119,327	$8.18	8.41 years	$72,395

Price: $10.00 to $13.00
Options outstanding and exercisable at April 30, 2008	9,090	$12.50	0.13 years	—
Options outstanding and unexercisable at April 30, 2008	19,056	$10.64	4.61 years	—
At April 30, 2008, the number of options exercisable was 739,291, the weighted-average exercise price of those options was $4.94, and the total intrinsic value of those options was $2,596,271.
Performance-based Restricted Stock Awards
Performance-based restricted stock awards may be granted to eligible directors, officers, and employees, with a grant date fair value equal to the average of the opening and closing stock price on the day on which they are granted. These awards have specific performance conditions that must be met before the shares will be issued. Once issued, the shares typically vest ratably over two years from the date the performance condition is achieved. Compensation expense for these awards is recognized from the date of grant through the vesting date, once it is deemed probable that the performance condition will be met.
A summary of information with respect to performance-based restricted stock awards for the three months ended April 30, 2008, and changes during the period then ended, is presented below:

Weighted-average
	Awards	grant date fair
	(in actual shares)	value (in dollars)
Outstanding at February 1, 2008	283,330	$8.23
Granted	—	—
Vested	—	—
Cancelled and expired	—	—

Outstanding at April 30, 2008	283,330	$8.23

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
During fiscal 2007, we determined that it was probable that the performance conditions related to 155,830 performance-based stock shares would be met. Of this amount, the performance condition related to 47,500 performance-based stock shares has been met as of April 30, 2008. We continue to believe it is probable that the performance condition related to the other 108,330 performance-based stock shares will be met. Accordingly, we recognized $132,999 of stock-compensation expense related to both of these awards during the first quarter of 2008.
As of April 30, 2008, we had total unrecognized compensation expense related to all unvested performance-based stock grants of $1,890,554. If the performance conditions for these awards are met, the related expense is expected to be recognized over a weighted average period of 2.5 years. Of this amount, $1,232,925 is related to performance based stock grants for which we currently estimate that it is not probable that the performance condition will be met, and therefore no compensation expense has been recognized.
We had a total of 283,330 performance-based stock shares with a weighted average grant date fair value of $8.23; and 130,830 performance-based stock shares of with a weighted average grant date fair value of $6.55, related to performance based stock shares that were unvested as of April 30, 2008 and 2007, respectively.

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
Amounts in Accrued Expenses and Other Liabilities at April 30, 2008 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in Selling, General and Administrative expenses in our consolidated statements of earnings.
The following tables provide a rollforward of reserves that were established for these charges for the three months ended April 31, 2008 and 2007.

Balance at January 31, 2008	$377
Changes in estimates	(32)
Additions to provision	—
Cash outlay	(71)

Balance at April 30, 2008	$274

Balance at January 31, 2007	$676
Changes in estimates	(59)
Additions to provision	—
Cash outlay	(79)

Balance at April 30, 2007	$538

As of April 30, 2008, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next three years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Earnings per Share
     The computations for basic and diluted earnings per share are as follows:

	Three Months Ended April 30,
	2008	2007

Net earnings	$2,989	$2,484

Average shares outstanding:
Basic	10,362	11,007
Effect of stock options and awards	296	192

Diluted	10,658	11,199

Earnings per share:
Basic	$0.29	$0.23

Diluted	$0.28	$0.22

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive:

	Three Months Ended April 30,
	2008	2007
Shares of common stock underlying options (in thousands)	173	295

Exercise price range per share	$7.22 to $13.00	$6.60 to $13.64

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
6. Recent Accounting Pronouncements
Effective February 1, 2008, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”) and its related amendments for financial assets and liabilities measured at fair value on a recurring basis. SFAS 157 will be effective for non-financial assets and liabilities measured at fair value on a non-recurring basis as of February 1, 2009. SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The adoption of FAS 157 had no impact on our results of operations, financial position or cash flows.
The fair-value hierarchy established in FAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:
•	Level 1 — Observable Inputs — quoted prices in active markets for identical assets and liabilities.

•	Level 2 — Observable inputs other than the quoted prices in active markets for identical assets and liabilities — includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 — Unobservable inputs — includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.
At April 30, 2008, we had approximately $0.5 million in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sales investments we hold in a trust related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. The Company elected not to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of SFAS 159 had no impact on our results of operations, financial position, or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS.
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the effects of changes in economic conditions in the U.S. or the markets in which we operate our stores; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; and other factors which may be outside of the Company’s control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report.
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games, video game consoles, and electronics, as well as consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards, and seasonal merchandise. As of April 30, 2008, we operated 153 superstores primarily in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, DVDs and music. We have two wholly-owned subsidiaries: Hastings Properties, Inc. and Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end on January 31st of each following calendar year. For example, the twelve-month period ending January 31, 2009, is referred to as fiscal 2008, and the twelve-month period ended January 31, 2008, is referred to as fiscal 2007.
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
Impairment or Disposal of Long-Lived Assets. We evaluate under performing stores on a quarterly basis to determine whether projected future cash flows over the remaining initial lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the fair value is less than the carrying value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down.
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
The tax benefit from an uncertain tax position is recognized only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood, on a cumulative basis, of being realized upon ultimate settlement. We recognize interest and penalties relating to any uncertain tax positions as a component of income tax expense.
Share-Based Compensation. Determining the amount of share-based compensation to be recorded in the statement of earnings requires us to develop estimates to be used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:
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
We recognize compensation expense for only the portion of options that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
In addition to stock options, we award performance based stock grants. Compensation expense is recognized if management deems it probable that the performance conditions will be met. Management must use their judgment to determine the probability that a performance condition will be met. If actual results differ from management’s assumptions, future results could be materially impacted.

Results of Operations
The following tables present our statement of earnings data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended
	April 30,
	2008	2007

Merchandise revenue	82.1%	82.1%
Rental revenue	17.9	17.9

Total revenues	100.0	100.0

Merchandise cost of revenue	69.2	69.5
Rental cost of revenue	33.8	31.8

Total cost of revenues	62.9	62.7

Gross profit	37.1	37.3

Selling, general and administrative expenses	33.1	33.6
Pre-opening expenses	—	—

Operating income	4.0	3.7

Other income (expense):
Interest expense	(0.3)	(0.5)
Other, net	—	—

Income before income taxes	3.7	3.2

Income tax expense	1.4	1.3

Net income	2.3%	1.9%

Summary of Superstore Activity

			Year
	Three Months Ended		Ended
	April 30,		January 31,
	2008	2007	2008

Beginning number of stores	153	154	154
Openings	—	—	1
Closings	—	—	(2)

Ending number of stores	153	154	153

Financial Results for the First Quarter of Fiscal Year 2008
Revenues. Total revenues for the first quarter increased $3.9 million, or 3.1%, to $131.9 million compared to $128.0 million for the first quarter of fiscal 2007. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended April 30,
	2008		2007		Increase/(Decrease)
		Percent		Percent
	Revenues	of Total	Revenues	of Total	Dollar	Percent
Merchandise revenue	$108,317	82.1%	$105,064	82.1%	$3,253	3.1%
Rental revenue	23,619	17.9%	22,948	17.9%	671	2.9%

Total revenues	$131,936	100.0%	$128,012	100.0%	$3,924	3.1%

Comparable-store revenues (“Comps”):

Total	4.2%
Merchandise	4.3%
Rental	3.8%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended April 30,
	2008	2007
Trends	36.8%	-14.3%
Video Games	29.8%	-5.8%
Electronics	26.8%	17.5%
Hard Back Café	14.2%	9.0%
Consumables	12.5%	0.6%
Books	5.6%	-1.3%
Movies	3.2%	4.9%
Music	-16.0%	-13.0%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the Internet are included and closed stores are removed from each comparable period for the purpose of calculating Comps.
Trends Comps increased 36.8% primarily due to strong sales of Webkinz plush products, as well as strong apparel and seasonal sales. Key drivers in the apparel category included jewelry, bags, and hats. Key drivers in the seasonal category included Valentine’s Day and Easter products. Video Game Comps increased 29.8% primarily due to strong sales of new hit titles released during the first quarter, including Grand Theft Auto IV, Mario Kart Wii, Super Smash Bros. Brawl, Army of Two, and Turok, as well as increased sales of used games, gaming systems and gaming accessories including Sony PS3 and Nintendo Wii controllers. Electronics department Comps increased 26.8% for the quarter, which was attributable to strong sales of refurbished iPods and MP3 player related accessories, as well as increased sales of third-party gift cards. Books Comps increased 5.6% during the first quarter, primarily due to increased sales of new trade paperback books, as well as strong sales of used hardback and trade paperback books. Hit titles driving book sales during the quarter included New Earth, by author Eckhart Tolle, and The Last Lecture, by author Randy Pausch. Movie Comps increased 3.2%, primarily due to increased sales of both new and used DVDs, Blu-ray format movies, and used DVD box sets. Hit movies released during the quarter, including I Am Legend, Alvin and the Chipmunks, American Gangster, and No Country For Old Men, helped drive the sales of new DVDs and Blu-ray. These increases were partially offset by lower sales of new DVD boxed sets and previously-viewed titles. Music Comps fell 16.0% for the quarter directly as a result of continued

industry declines as consumers looked to other forms of music alternatives, primarily through digital downloads. Merchandise Comps, excluding the sales of Music, increased 10.4% during the quarter.
Rental video Comps increased 3.8% from the same period last year primarily as a result of increased video game rentals resulting from the release of strong hit titles during the first quarter. We continue to respond to a shift in consumer preference towards buying DVDs and games instead of renting, and as a result, the combined sales and rental of movies and video games resulted in a Comp increase of 8.0%.
Gross Profit — Merchandise. For the first quarter, total merchandise gross profit dollars increased approximately $1.3 million, or 4.0%, to $33.4 million from $32.1 million for the same period last year, primarily as a result of higher revenues. As a percentage of total merchandise revenue, merchandise gross profit increased to 30.8% for the quarter compared to 30.5% for the same period in the prior year.
Gross Profit — Rental. For the first quarter, total rental gross profit dollars remained constant at $15.6 million. Higher rental revenues were offset by lower margin rates. As a percentage of total rental revenue, rental gross profit decreased to 66.3% for the quarter compared to 68.2% for the same period in the prior year, which was primarily due to increased rental asset depreciation expense for the quarter, as compared to the prior year.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A decreased to 33.1% for the first quarter compared to 33.5% for the same quarter in the prior year, primarily as a result of leverage from higher revenues. SG&A increased approximately $0.8 million during the first quarter, or 1.9%, to $43.7 million compared to $42.9 million for the same quarter last year. The increase in SG&A was primarily related to increased store labor costs and stock compensation expense.
Liquidity and Capital Resources
We generate cash from operations exclusively from the sale of merchandise and the rental of products, and we have substantial operating cash flow, on an annual basis, because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding/reformatting existing stores, and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our revolving credit facility. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores and store expansions for the next twelve months.
Consolidated Cash Flows
Operating activities. Net cash provided by operating activities increased $0.5 million, from $3.6 million for the three months ended April 30, 2007, to $4.1 million for the three months ended April 30, 2008. Merchandise inventories decreased $11.0 million for the quarter compared to a decrease of $5.7 million during the same period in fiscal 2007, primarily due to continued improvements in purchasing and selection management. Trade accounts payables decreased $10.6 million during the first quarter compared to a decrease of $4.2 million during the first quarter of fiscal 2007. The decrease in accounts payable for the first quarter of fiscal 2008 is primarily due to the timing of payables for merchandise purchased for Christmas that were paid during the quarter, as well as increased merchandise returns, which are typical during the first quarter. Purchases of rental video increased $8.4 million for the quarter compared to an increase of $5.2 million for the same period in the prior year, due to the release of several strong titles. Accrued expenses and other liabilities decreased $1.0 million for the quarter compared to a decrease of $3.3 million for the same quarter in the prior year. The decrease in accrued expenses and other liabilities for the first quarter of fiscal 2008 was primarily due to decreases in the amount of deferred gift card revenues, which is typical in the first quarter due to the redemption of holiday gift cards, and federal and state income tax liabilities offset by higher salary accruals during the quarter.

Investing activities. Net cash used in investing activities increased $1.1 million from $2.4 million for the three months ended April 30, 2007, to $3.5 million for the three months ended April 30, 2008. This increase was primarily due to increased capital expenditures related to the reformatting of existing stores.
Financing activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”), purchases of treasury stock, and the change in cash overdraft. Net borrowings under our credit facility decreased from $4.8 million for the three months ended April 30, 2007, to $2.1 million for the three months ended April 30, 2008. Change in cash overdraft decreased from a use of $4.1 million for the three months ended April 30, 2007, to a use of $1.5 million for the three months ended April 30, 2008.
Capital Structure. We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve, as amended. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, prohibits the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $30 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiaries and is guaranteed by each of our consolidated subsidiaries. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At April 30, 2008, we had $40.9 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest being charged under the Facility for the three months ending April 30, 2008 and the fiscal year ended January 31, 2008 was 4.8% and 6.6%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2008 was approximately $1.0 million, which reduces the excess availability under the Facility.
At April 30, 2008, our minimum lease commitments for the remaining nine months of fiscal 2008 were approximately $17.6 million. Total existing minimum operating lease commitments for fiscal years 2009 through 2025 was approximately $160.6 million as of April 30, 2008.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing arrangements. As of April 30, 2008, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At April 30, 2008, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2008, outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
There has not been any change in our internal control over financial reporting during our fiscal quarter ending April 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
ITEM 1A. RISK FACTORS.
Our Annual Report on Form 10-K for the year ended January 31, 2008 includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of our common stock for the three months ended April 30, 2008 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Approximate
			shares purchased	dollar value of
			as part of	shares that may
	Total number	Average	publicly	yet be purchased
	of shares	price paid	announced plans	under the plans
Period	purchased (1)	per share	or programs	or programs (2)
February 1, 2008 through February 29, 2008	—	$—	—	N/A
March 1, 2008 through March 31, 2008	18,300	8.14	18,300	N/A
April 1, 2008 through April 30, 2008	139,741	8.16	139,741	N/A

Total	158,041	$8.16	158,041	$3,946,991

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors initially authorized the repurchase of up to $5.0 million of our common stock and subsequently increased the amount of the repurchase plan by $2.5 million on April 1, 2005; $5.0 million on March 15, 2006; $2.5 million on October 3, 2006; and $7.5 million on November 20, 2007. Each such authorization to increase amounts was publicly announced in a press release. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Securities Exchange Act of 1934.

(2)	A total of 2,813,791 shares have been purchased under the repurchase plan at a total cost of approximately $18.6 million, or approximately $6.59 per share.

ITEM 6. EXHIBITS.
a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this report.

Exhibit
Number	Description of Documents

3.1 (1)	Third Restated Articles of Incorporation of the Company.

3.1 (3)	Amended and Restated Bylaws of the Company.

4.1 (2)	Specimen of Certificate of Common Stock of the Company.

4.2 (1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3 (1)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1 (4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2 (4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1 (4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008, and incorporated herein by reference.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.
Date: June 3, 2008	/s/ Dan Crow
Dan Crow
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number	Description of Documents

3.1 (1)	Third Restated Articles of Incorporation of the Company.

3.1 (3)	Amended and Restated Bylaws of the Company.

4.1 (2)	Specimen of Certificate of Common Stock of the Company.

4.2 (1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3 (1)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1 (4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

31.2 (4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a)

32.1 (4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008, and incorporated herein by reference.

(4)	Filed herewith.