Form 10-Q
period 2008-07-31
HASTINGS ENTERTAINMENT INC
filed 2008-09-05
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Number of shares outstanding of the registrant’s common stock, as of July 31, 2008:

Class	Shares Outstanding

Common Stock, $.01 par value per share	10,155,095

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended July 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
July 31, 2008 and January 31, 2008
(Dollars in thousands, except par value)

	July 31,	January 31,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,884	$3,982
Merchandise inventories, net	162,056	171,557
Deferred income taxes	3,356	3,441
Prepaid expenses and other current assets	10,119	11,042

Total current assets	179,415	190,022
Rental assets, net of accumulated depreciation of $22,011 and $22,139 at July 31, 2008 and January 31, 2008, respectively	12,698	13,236
Property, equipment and improvements, net of accumulated depreciation of $173,477 and $164,627 at July 31, 2008 and January 31, 2008, respectively	52,955	52,572
Deferred income taxes	3,746	2,756
Intangible assets, net	391	391
Other assets	1,034	1,244

Total Assets	$250,239	$260,221

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$57,922	$76,364
Accrued expenses and other liabilities	33,633	36,675

Total current liabilities	91,555	113,039
Long term debt	50,938	40,616
Other liabilities	4,604	4,758

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 10,155,095 shares outstanding at July 31, 2008; 11,944,544 shares issued and 10,389,339 shares outstanding at January 31, 2008	119	119
Additional paid-in capital	36,894	37,125
Retained earnings	79,541	75,892
Accumulated other comprehensive (loss)	(15)	(15)
Treasury stock, at cost 1,789,449 shares and 1,555,205 shares at July 31, 2008 and January 31, 2008, respectively	(13,397)	(11,313)

Total Shareholders’ Equity	103,142	101,808

Total Liabilities and Shareholders’ Equity	$250,239	$260,221

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Earnings
For the Three and Six Months Ended July 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Merchandise revenue	$103,860	$104,270	$212,177	$209,334
Rental revenue	21,806	21,635	45,425	44,583

Total revenues	125,666	125,905	257,602	253,917

Merchandise cost of revenue	72,193	72,986	147,145	145,983
Rental cost of revenue	7,586	7,286	15,557	14,586

Total cost of revenues	79,779	80,272	162,702	160,569

Gross profit	45,887	45,633	94,900	93,348

Selling, general and administrative expenses	44,348	43,270	88,042	86,206
Pre-opening expenses	11	—	13	—

Operating earnings	1,528	2,363	6,845	7,142

Other income (expense):
Interest expense	(455)	(822)	(927)	(1,536)
Other, net	25	20	42	53

Earnings before income taxes	1,098	1,561	5,960	5,659

Income tax expense (benefit)	438	(308)	2,311	1,306

Net earnings	$660	$1,869	$3,649	$4,353

Basic earnings per share	$0.06	$0.17	$0.35	$0.40

Diluted earnings per share	$0.06	$0.17	$0.34	$0.39

Weighted-average common shares outstanding:
Basic	10,250	10,917	10,305	10,962
Dilutive effect of stock options	274	226	285	209

Diluted	10,524	11,143	10,590	11,171

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2008 and 2007
(Dollars in thousands)

	Six Months Ended
	July 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$3,649	$4,353
Adjustments to reconcile net earnings to net cash provided by operating activities:
Rental asset depreciation expense	7,471	5,407
Purchases of rental assets	(13,488)	(10,996)
Property and equipment depreciation expense	9,636	9,749
Amortization expense	—	14
Deferred income taxes	(905)	(277)
Loss on rental assets lost, stolen and defective	652	537
Loss on disposal of other assets	269	148
Non-cash stock-based compensation	340	81
Changes in operating assets and liabilities:
Merchandise inventories	15,405	18,626
Prepaid expenses and other current assets	923	(2,285)
Trade accounts payable	(14,182)	(6,316)
Accrued expenses and other current liabilities	(2,914)	(4,225)
Excess tax benefit from stock option exercises	(128)	—
Other assets and liabilities, net	56	(25)

Net cash provided by operating activities	6,784	14,791

Cash flows from investing activities:
Purchases of property, equipment, and improvements	(10,289)	(5,931)

Net cash used in investing activities	(10,289)	(5,931)

Cash flows from financing activities:
Borrowings under revolving credit facility	274,821	261,664
Repayments under revolving credit facility	(264,499)	(260,558)
Purchase of treasury stock	(3,077)	(1,844)
Change in cash overdraft	(4,260)	(8,042)
Proceeds from exercise of stock options	294	413
Excess tax benefit from stock option exercises	128	—

Net cash provided by (used in) financing activities	3,407	(8,367)

Net (decrease) increase in cash and cash equivalents	(98)	493
Cash and cash equivalents at beginning of period	3,982	3,837

Cash and cash equivalents at end of period	$3,884	$4,330

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (“Hastings,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating earnings, is generated in the fourth fiscal quarter, which includes the holiday selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
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

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
2. Stock Based Compensation
Compensation expense for all stock option awards is measured at fair value on the date of the grant and such cost is recognized over the service period for awards that are expected to vest. The fair value of non-vested performance-based restricted stock grants is based on the number of shares granted and the average of the opening and closing stock price on the day on which they are granted. We use the Black-Scholes valuation model in order to determine the fair value of stock option grants on the date of grant. The determination of performance-based restricted stock awards that are expected to ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates.
As of July 31, 2008, we had 538,471 shares available to grant options or performance based restricted stock shares.
Stock Options
Under our incentive stock plans, options may be granted to directors, officers and associates with an exercise price equal to the fair market value of our common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury shares.
A summary of information with respect to stock option plans for the three months ended July 31, 2008, and changes during the period then ended, is presented below.

		Weighted-average
	Options	exercise price
	(in actual shares)	(in dollars)
Outstanding at May 1, 2008	877,674	$5.50
Granted	32,650	8.52
Exercised	(57,729)	3.46
Expired	(14,150)	11.10

Outstanding at July 31, 2008	838,445	$5.66

The total intrinsic value of stock options exercised for the three months ended July 31, 2008 and 2007 was $281,267 and $43,185, respectively. The total grant date fair value of stock options granted for the three months ended July 31, 2008 and 2007 was $112,011 and $42,566, respectively.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
A summary of information with respect to stock options for the six months ended July 31, 2008, and changes during the period then ended, is presented below:

		Weighted-average
	Options	exercise price
	(in actual shares)	(in dollars)
Outstanding at February 1, 2008	905,373	$5.45
Granted	32,650	8.52
Exercised	(81,428)	3.61
Expired	(18,150)	9.44

Outstanding at July 31, 2008	838,445	$5.66

The total intrinsic value of stock options exercised for the six months ended July 31, 2008 and 2007 was $381,783 and $115,811, respectively. The total grant date fair value of stock options granted for the six months ended July 31, 2008 and 2007 was $112,011 and $42,566, respectively.
As of July 31, 2008 and 2007, we had a total of 160,473 and 86,440 option shares outstanding and unvested with a weighted average exercise price of $8.59 and $7.46, respectively.
At July 31, 2008, the options outstanding, the related weighted-average exercise price, the weighted-average remaining contractual life, and the aggregate intrinsic value for the ranges of exercise prices are shown in the table below.

			Weighted-
		Weighted-average	average	Aggregate intrinsic
	Options	exercise price	remaining	value
	(in actual shares)	(in dollars)	contractual life	(in actual dollars)
Range: $1.33 to $4.99
Options outstanding and exercisable at July 31, 2008	294,720	$3.25	3.58 years	$1,549,410

Range: $5.00 to $9.99
Options outstanding and exercisable at July 31, 2008	383,252	$6.29	4.81 years	$852,795
Options outstanding and unexercisable at July 31, 2008	141,417	$8.31	8.55 years	$72,098

Price: $10.00 to $10.64
Options outstanding and unexercisable at July 31, 2008	19,056	$10.64	4.35 years	—
At July 31, 2008, the number of options exercisable was 677,972, the weighted-average exercise price of those options was $4.97, and the total intrinsic value of those options was $2,402,205.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
Performance-based Restricted Stock Awards
Performance-based restricted stock awards may be granted to eligible directors, officers, and associates, with a grant date fair value equal to the average of the opening and closing stock price on the day on which they are granted. These awards have specific performance conditions that must be met before the shares will be issued. Once issued, the shares typically vest ratably over two years from the date the performance condition is achieved. Compensation expense for these awards is recognized from the date of grant through the vesting date, once it is deemed probable that the performance condition will be met.
A summary of information with respect to performance based restricted stock awards for the three months ended July 31, 2008, and changes during the period then ended is presented below:

Weighted-average
grant date fair
	Awards	value
	(in actual shares)	(in dollars)
Outstanding at May 1, 2008	283,330	$8.23
Granted	—	—
Vested	—	—
Cancelled and expired	—	—

Outstanding at July 31, 2008	283,330	$8.23

A summary of information with respect to performance based restricted stock awards for the six months ended July 31, 2008, and changes during the period then ended is presented below:

Weighted-average
grant date fair
	Awards	value
	(in actual shares)	(in dollars)
Outstanding at February 1, 2008	283,330	$8.23
Granted	—	—
Vested	—	—
Cancelled and expired	—	—

Outstanding at July 31, 2008	283,330	$8.23

During fiscal 2007, we determined that it was probable that the performance conditions related to 155,830 performance-based stock awards would be met. Of this amount, the performance condition related to 47,500 performance-based stock awards has been met. We continue to believe it is probable that the performance condition related to the other 108,330 performance-based stock awards will be met. Accordingly, we recognized $84,486 and $217,485 of stock compensation expense related to both of these awards for the three and six months ended July 31, 2008, respectively.
As of July 31, 2008, we had total unrecognized compensation expense related to all unvested performance-based stock awards of $1,806,068. If the performance conditions for these awards are met, the related expense is expected to be recognized over a weighted average period of 2.3 years. Of this amount, $1,232,925 is related to performance-based stock awards for which we currently estimate that it is not probable that the performance condition will be met, and therefore no compensation expense has been recognized.
We had a total of 283,330 performance-based stock awards with a weighted average grant date fair value of $8.23; and 130,830 performance-based stock awards with a weighted average grant date fair value of $6.55, related to performance based stock shares that were unvested as of July 31, 2008 and 2007, respectively.

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
Amounts in Accrued Expenses and Other Liabilities at July 31, 2008 include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in Selling, General and Administrative expenses in our consolidated statements of earnings.
The following tables provide a rollforward of reserves that were established for these charges for the six months ended July 31, 2008 and 2007.

Balance at January 31, 2008	$377
Changes in estimates	17
Additions to provision	47
Cash outlay	(167)

Balance at July 31, 2008	$274

Balance at January 31, 2007	$676
Changes in estimates	(71)
Additions to provision	89
Cash outlay	(216)

Balance at July 31, 2007	$478

As of July 31, 2008, the reserve balance, which is net of estimated sublease income, is expected to be paid over the next three years.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Earnings per Share
The computations for basic and diluted earnings per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Net earnings	$660	$1,869	$3,649	$4,353

Average shares outstanding:
Basic	10,250	10,917	10,305	10,962
Effect of stock awards	274	226	285	209

Diluted	10,524	11,143	10,590	11,171

Earnings per share:
Basic	$0.06	$0.17	$0.35	$0.40

Diluted	$0.06	$0.17	$0.34	$0.39

The following options to purchase shares of common stock were not included in the computation of diluted earnings per share because their inclusion would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2008	2007	2008	2007
Shares of common stock underlying options	189	130	181	127

Exercise price range per share	$7.22 to $13.00	$7.22 to $13.00	$7.22 to $13.00	$7.22 to $13.00

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
The fair-value hierarchy established in FAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:
•	Level 1 – Observable Inputs – quoted prices in active markets for identical assets and liabilities;

•	Level 2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.
At July 31, 2008, we had approximately $0.5 million in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sales investments held in a trust related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We elected not to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of SFAS 159 had no impact on our results of operations, financial position, or cash flows.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the effects of changes in economic conditions in the U.S. or the markets in which we operate our stores; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report.
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games, video game consoles, and electronics, as well as consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards, and seasonal merchandise. As of July 31, 2008, we operated 152 superstores primarily in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, DVDs and music. Due to certain changes in tax laws by many of the states in which we operate, during the second quarter, we made the decision to dissolve one of our wholly-owned subsidiaries, Hastings Properties, Inc., leaving us with one wholly-owned subsidiary, Hastings Internet, Inc., as of July 31, 2008. The dissolution of Hastings Properties, Inc. had no impact on our consolidated financial statements. References herein to fiscal years are to the twelve-month periods that end on January 31st of each following calendar year. For example, the twelve-month period ending January 31, 2009, is referred to as fiscal 2008, and the twelve-month period ended January 31, 2008 is referred to as fiscal 2007.

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
Lower of Cost or Market for Merchandise Inventory. Our merchandise inventories are recorded at the lower of cost, which approximates the first-in, first-out (“FIFO”) method, or market. As with any retailer, economic conditions, cyclical customer demand and changes in purchasing or distribution can affect the carrying value of inventory. As circumstances warrant, we record the lower of cost or market inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated fair value and returnability of merchandise inventory by product category and record an adjustment if estimated market value is below cost. Through merchandising and an automated-progressive markdown program, we quickly take the steps necessary to increase the sell-off of slower moving merchandise to eliminate or lessen the effect of these adjustments.
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
We currently depreciate the cost of our rental assets on an accelerated basis over six months or nine months, except for rental assets purchased for the initial stock of a new store, which are depreciated on a straight-line basis over 36 months. Rental assets, which include DVDs, Books on CD, Video Games, and VHS, are depreciated to salvage values ranging from $1.70 to $10. Rental assets purchased for less than established salvage values are not depreciated.
Beginning in the second quarter of fiscal 2008, we decreased the salvage value on VHS rental assets from $2.50 to $1.70 to better match the salvage value with the anticipated recovery rate on VHS rental units. This change in estimate related to our VHS rental assets did not have a material impact on our cost of rental revenues for the second quarter.
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
The costs of rental product purchased pursuant to revenue-sharing arrangements, which are recorded in rental cost of sales on the consolidated statements of earnings, typically include a lower initial product cost with a percentage of the net rental revenues to be shared with studios over an agreed period of time. Any up-front costs exceeding the designated salvage value are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. Additionally, certain titles have performance guarantees. We analyze titles that are subject to performance guarantees and recognize an estimated expense for under-performing titles throughout the applicable period based upon our analysis of the estimated shortfall. We revise these estimates on a monthly basis, based on actual results.

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
Income Taxes. In determining net earnings for financial statement purposes, we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable earnings in the year when we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities on any change in income tax rates in the period that includes the enactment date.
The tax benefit from an uncertain tax position is recognized only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood, on a cumulative basis, of being realized upon ultimate settlement. We recognize interest and penalties relating to any uncertain tax positions as a component of income tax expense.
Share-Based Compensation. Determining the amount of share-based compensation to be recorded in the statement of earnings requires us to develop estimates that are used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:
•	Expected volatility – The estimated stock price volatility is derived based upon actual historical stock prices over the expected life of the option.

•	Expected life of the option – The estimate of an expected life is calculated based on historical data relating to grants, exercises, and cancellations, as well as the vesting period and contractual life of the option.

•	Risk-free interest rate – The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life of the option.
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
In addition to stock options, we award performance-based stock awards. Compensation expense is recognized for these awards if management deems it probable that the performance conditions will be met. Management must use their judgment to determine the probability that a performance condition will be met. If actual results differ from management’s assumptions, future results could be materially impacted.

Results of Operations
The following tables present our statement of earnings data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2008	2007	2008	2007
Merchandise revenue	82.6%	82.8%	82.4%	82.4%
Rental revenue	17.4	17.2	17.6	17.6

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	69.5	70.0	69.4	69.7
Rental cost of revenue	34.8	33.7	34.2	32.7

Total cost of revenues	63.5	63.8	63.2	63.2

Gross profit	36.5	36.2	36.8	36.8

Selling, general and administrative expenses	35.3	34.3	34.2	34.0
Pre-opening expenses	—	—	—	—

Operating earnings	1.2	1.9	2.6	2.8

Other income (expense):
Interest expense	(0.3)	(0.7)	(0.3)	(0.6)
Other, net	—	—	—	—

Earnings before income taxes	0.9	1.2	2.3	2.2

Income tax expense (benefit)	0.4	(0.3)	0.9	0.5

Net earnings	0.5%	1.5%	1.4%	1.7%

Summary of Superstore Activity

	Three Months Ended		Six Months Ended		Year Ended
	July 31,		July 31,		January 31,
	2008	2007	2008	2007	2008
Beginning number of stores	153	154	153	154	154
Openings	—	—	—	—	1
Closings	(1)	(1)	(1)	(1)	(2)

Ending number of stores	152	153	152	153	153

Financial Results for the Second Quarter of Fiscal Year 2008
Revenues. Total revenues for the second quarter decreased $0.2 million, or 0.2%, to $125.7 million compared to $125.9 million for the second quarter of fiscal 2007. During the second quarter, we closed our store in Galveston, Texas. The loss of revenues compared to the second quarter of fiscal 2007 associated with this closure was $0.4 million. The following is a summary of our revenue results (dollars in thousands):

	Three Months Ended July 31,
	2008		2007		Increase/(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$103,860	82.6%	$104,270	82.8%	$(410)	-0.4%
Rental revenue	21,806	17.4%	21,635	17.2%	171	0.8%

Total revenues	$125,666	100.0%	$125,905	100.0%	$(239)	-0.2%

Comparable-store revenues (“Comp”):
Total	0.6%
Merchandise	0.3%
Rental	2.0%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended July 31,
	2008	2007
Electronics	25.7%	32.3%
Trends	13.6%	18.9%
Consumables	10.4%	5.5%
Hard Back Café	6.5%	9.4%
Video Games	4.6%	14.0%
Movies	2.6%	10.6%
Books	-1.1%	6.9%
Music	-11.7%	-14.2%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the Internet are included and closed stores are removed from each comparable period for the purpose of calculating Comps.
Electronics department Comps increased 25.7% for the quarter, primarily due to strong sales of refurbished iPods, MP3 players and related accessories, as well as increased sales of third-party gift cards. Trends Comps increased 13.6% for the quarter due to strong sales of Webkinz plush products, as well as increased apparel sales. Key drivers in the apparel category were fashion branded bags including totes and wallets, and fashion branded jewelry, which is targeted towards our college age customers. Video Game Comps increased 4.6% primarily due to strong sales of Grand Theft Auto IV, which was released at the end of the first quarter. Sales of Grand Theft Auto IV for the second quarter totaled approximately $1.3 million. Movie Comps increased 2.6% primarily as a result of strong sales of new DVDs, including boxed sets and Blu-ray format movies, as well as strong sales of used categories. Hit titles released during the quarter that helped drive new DVD sales included National Treasure 2, The Bucket List, P.S. I Love You, Jumper, and 10,000 BC. Books Comps decreased 1.1% due to the release of Harry Potter and the Deathly Hallows, the seventh and final book in the Harry Potter series during the second quarter of fiscal 2007. Excluding the sales of Harry Potter and the Deathly Hallows, Books Comps increased 5.4% for the quarter, driven by strong sales of new hardback and trade paperback books. This growth was driven by several hit titles, such as The Twilight Saga series by Stephenie Meyer, The Last Lecture by Randy Pausch, and The Shack by William P. Young. Music Comps decreased 11.7% for the quarter resulting from continued industry decline, as well as our de-emphasis on the category through the reduction of the retail space dedicated to music in twenty-two stores, which were reformatted during the first six months of fiscal 2008. Merchandise Comps, excluding the sales of Music, increased 3.6%.
Rental Comps increased 2.0% from the same period last year primarily as a result of increases in video games and Blu-ray movie format rentals, as well as from the release of hit titles during the second quarter. Additionally, we held fewer promotions during the second quarter, as compared to the prior year, resulting in higher rental revenues per unit. The combined sale and rental of movies and video games resulted in a Comp increase of 2.8%.
Gross Profit – Merchandise. For the second quarter, total merchandise gross profit dollars increased approximately $0.4 million, or 1.3%, to $31.7 million from $31.3 million for the same period last year, primarily as a result of higher margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 30.5% for the quarter compared to 30.0% for the same period in the prior year primarily as a result of lower markdown expense as well as continued improvements in margin rates, partially offset by higher freight costs and shrinkage for the period.
Gross Profit – Rental. For the second quarter, total rental gross profit dollars decreased approximately $0.1 million, or 0.7% to $14.2 million from $14.3 million for the same period in the prior year. Higher rental revenues were offset by lower rental margin rates. As a percentage of total revenue, rental gross profit decreased to 65.2% for the quarter compared to 66.3% for the same period in the prior year, which was primarily due to a change in the mix of revenues generated on revenue sharing titles, which led to lower margin rates, and increased rental asset depreciation expense for the period due to an increase in the percentage of traditional titles purchased, which have a higher per unit cost, versus revenue sharing titles.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 35.3% for the second quarter compared to 34.3% for the same quarter in the prior year. SG&A increased approximately $1.0 million during the quarter, or 2.3%, to $44.3 million compared to $43.3 million for the same quarter last year, primarily as a result of increased store occupancy costs and store labor expense.
Interest Expense. For the second quarter, interest expense decreased $0.3 million, or 37.5%, to $0.5 million, compared to $0.8 million during fiscal 2007 resulting primarily from lower interest rates on our outstanding borrowings under our credit facility. The average rate of interest charged for the quarter decreased to 4.02% compared to 6.76% for the same period in the prior year.
Income Tax Expense. The effective tax rate for the three months ended July 31, 2008 and 2007 was 39.9% and (19.7)%, respectively. During the three months ended July 31, 2007, we recognized a discrete tax benefit in the amount of $0.9 million related to a favorable settlement of a prior year’s state tax liability. During the three months ended July 31, 2008, no related tax settlements occurred.
Financial Results for the Six Months Ended July 31, 2008
Revenues. Total revenues for the first six months of fiscal 2008 increased approximately $3.7 million, or 1.5%, to $257.6 million compared to $253.9 million for the same period in the prior year. The following is a summary of our revenue results (dollars in thousands):

	Six Months Ended July 31,
	2008		2007		Increase
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$212,177	82.4%	$209,334	82.4%	$2,843	1.4%
Rental revenue	45,425	17.6%	44,583	17.6%	842	1.9%

Total revenues	$257,602	100.0%	$253,917	100.0%	$3,685	1.5%

Comparable-store revenues (“Comp”):
Total	2.3%
Merchandise	2.2%
Rental	3.0%
Below is a summary of the Comp results for our major merchandise categories:

	Six Months Ended July 31,
	2008	2007
Electronics	26.5%	24.3%
Trends	23.8%	1.5%
Video Games	16.4%	3.8%
Consumables	11.5%	3.0%
Hard Back Café	10.4%	9.2%
Movies	2.8%	7.5%
Books	2.0%	2.8%
Music	-14.0%	-13.6%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the Internet are included and closed stores are removed from each comparable period for the purpose of calculating Comps.
Electronics department Comps increased 26.5% primarily due to strong sales of refurbished iPods, MP3 players and related accessories, as well as increased sales of third-party gift cards. Trends Comps increased 23.8% primarily as a result of strong sales of Webkinz plush products, as well as strong apparel sales. Key drivers in the apparel category included fashion branded jewelry which is targeted towards our college age customers, fashion branded bags including totes and wallets, and hats. Video Game Comps increased 16.4% for the six months ended July 31, 2008, primarily due to strong sales of new video games driven by a number of hit titles released during the first six months of fiscal 2008, most notably Grand Theft Auto IV. Sales of used video games and accessories were also strong for the period. Movie Comps increased 2.8% for the six months ended July 31, 2008, primarily as a result of strong sales of both new and used DVDs, Blu-ray format movies, and new DVD boxed sets. New DVD sales were driven by a number of hit releases during the period. Books Comps increased 2.0% for the period, primarily due to strong sales of new and used trade paperback books, as well as strong sales of used hardback books, offset by lower sales of new hardback books for the period due to the release of Harry Potter and the Deathly Hallows, the seventh and final book in the Harry Potter series, during the six months ended July 31, 2007. Excluding the sales of Harry Potter and the Deathly Hallows, Books Comps increased 5.4% for the period. Music Comps decreased 14.0% resulting from continued industry decline, as well as our de-emphasis on the category through the reduction of the retail space dedicated to music in twenty-two stores, which were reformatted during the first six months of fiscal 2008. Merchandise Comps, excluding the sales of Music, increased 6.9% for the six months ended July 31, 2008.
Rental Comps increased 3.0% from the same period last year primarily as a result of increases in video games and Blu-ray movie format rentals. The combined sale and rental of movies and video games resulted in a Comp increase of 5.5%.

Fiscal 2008 is a leap year which includes an extra day of sales in February. Excluding this extra day of sales, merchandise Comps would have been 1.4% for the six months ended July 31, 2008 and rental Comps would have been 2.0% for the same period.
Gross Profit – Merchandise. For the current six months, total merchandise gross profit dollars increased approximately $1.6 million, or 2.5%, to $65.0 million from $63.4 million for the same period in the prior year, primarily due to top line revenue growth as well as higher margin rates. As a percentage of total merchandise revenues, merchandise gross profit increased to 30.6% for the six months ended July 31, 2008 from 30.3% for the same period in the prior year resulting from our continued focus on improving margin rates.
Gross Profit – Rental. For the current six months, total rental gross profit dollars decreased approximately $0.1 million, or 0.3%, to $29.9 million from $30.0 million for the same period last year. Higher rental revenues were offset by lower rental margin rates. As a percentage of total rental revenues, rental gross profit decreased to 65.8% for the six months ended July 31, 2008 compared to 67.3% for the same period in the prior year, primarily due to changes in the mix of revenues generated on revenue sharing titles which led to lower margin rates, and increased rental asset depreciation expense for the period due to a shift in the percentage of traditional titles purchased, which have a higher per unit cost, versus revenue sharing titles.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $1.8 million, or 2.1%, to $88.0 million for the six months ended July 31, 2008, compared to $86.2 million for the same period in the prior year, primarily due to increased store occupancy costs and store labor expense. As a percentage of total revenues, SG&A increased slightly to 34.2% for the six months ended July 31, 2008, compared to 34.0% for the same period last year.
Interest Expense. For the six months ended July 31, 2008, interest expense decreased $0.6 million, or 40.0%, to $0.9 million, compared to $1.5 million during fiscal 2007 resulting primarily from lower interest rates on our outstanding borrowings under our credit facility. The average rate of interest charged for the six months ending July 31, 2008 decreased to 4.37% compared to 6.82% for the same period in the prior year.
Income Tax Expense. The effective tax rate for the six months ended July 31, 2008 and 2007 was 38.8% and 23.1%, respectively. During the six months ended July 31, 2007, we recognized a discrete tax benefit in the amount of $0.9 million related to a favorable settlement of a prior year’s state tax liability. During the six months ended July 31, 2008, no related tax settlements occurred.
Liquidity and Capital Resources
We generate cash from operations exclusively from the sale of merchandise and the rental of products, and we have substantial operating cash flow, on an annual basis, because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding/reformatting existing stores, and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our revolving credit facility. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores and store expansions/reformats for the next twelve months.
Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities decreased $8.0 million, from $14.8 million for the six months ended July 31, 2007, to $6.8 million for the six months ended July 31, 2008. Trade accounts payables decreased $14.2 million for the six months ended July 2008, compared to a decrease of $6.3 million during the same period in fiscal 2007. The decrease in accounts payable during the first six months of fiscal 2008 is primarily due to the timing of payables for merchandise purchased for the holiday season that were paid during the first six months. Merchandise inventories decreased $15.4 million for the six months ended July 31, 2008 compared to a decrease of $18.6 million during the same period in fiscal

2007, primarily due to continued focus on purchasing and selection management. Purchases of rental video assets were $13.5 million for the six months ended July 31, 2008 compared to $11.0 million during the same period in fiscal 2007, resulting primarily from a change in the mix of traditional and revenue sharing rental assets purchased for the six months ended July 31, 2008 as compared to the same period in the prior year. Accrued expenses and other liabilities decreased $2.9 million for the first six months of fiscal 2008 compared to a decrease of $4.2 million during the same period in fiscal 2007 primarily due to payments of our federal and state income tax payables and lower salary accruals as compared to the prior year, offset by an increase to the amount of group health insurance accrued for the six months ended July 31, 2008.
Investing Activities. Net cash used in investing activities increased $4.4 million from $5.9 million for the six months ended July 31, 2007, to $10.3 million for the six months ended July 31, 2008. This increase was primarily due to increased expenditures related to the reformatting of twenty-two existing stores during the period.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”), purchases of treasury stock, and the change in our cash overdraft position. Net borrowings under our credit facility increased from $1.1 million for the six months ended July 31, 2007 to $10.3 million for the six months ended July 31, 2008 resulting primarily increased treasury stock repurchases as well as increased expenditures of property, equipment and improvements. Changes in our cash overdraft position decreased from a use of $8.0 million for the six months ended July 31, 2007 to a use of $4.3 million for the six months ended July 31, 2008 due to the timing of payments issued to vendors during the year.
Capital Structure. We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve, as amended. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending on the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, prohibits the payment of dividends, includes certain other debt and acquisition limitations, allows for the repurchase of up to $30 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At July 31, 2008, we had $32.6 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest being charged under the Facility for the three and six months ended July 31, 2008 was 4.0% and 4.4%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of letters of credit at July 31, 2008 was approximately $0.9 million, which reduces the excess availability under the Facility.
At July 31, 2008, our minimum lease commitments for the remaining six months of fiscal 2008 were approximately $11.3 million. Total existing minimum lease commitments for fiscal years 2009 through 2025 was approximately $167.1 million as of July 31, 2008.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of July 31, 2008, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At July 31, 2008, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2008.
Seasonality
As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating profit, is generated in the fourth fiscal quarter, which includes the holiday selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of the fourth quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses that may have been incurred in the first three quarters of the year. We experience reduced video rental activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games, or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of superstore openings, the number and popularity of new book, music and video titles, the cost of the new release or “best renter” titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events, and other factors that may affect our operations.
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2008 outstanding balance of the variable rate debt would be approximately $0.5 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4 – CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by the Quarterly Report on Form 10-Q to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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
There has not been any change in our internal control over financial reporting during our fiscal quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.
ITEM 1A – RISK FACTORS.
Our Annual Report on Form 10-K for the year ended January 31, 2008 includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of common stock for the three months ended July 31, 2008 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Approximate
			shares purchased	dollar value of
			as part of	shares that may
	Total number	Average	publicly	yet be purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased (1)	per share	or programs	programs (2)
May 1, 2008 through May 31, 2008	34,300	$8.29	34,300	N/A
June 1, 2008 through June 30, 2008	88,481	8.42	88,481	N/A
July 1, 2008 through July 31, 2008	88,100	8.50	88,100	N/A

Total	210,881	$8.44	210,881	$2,168,128

(1)	All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors initially authorized the repurchase of up to $5.0 million of our common stock and subsequently increased the amount of the repurchase plan by $2.5 million on April 1, 2005; $5.0 million on March 15, 2006; $2.5 million on October 3, 2006; and $7.5 million on November 20, 2007. Each such authorization to increase amounts was publicly announced in a press release. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.

(2)	A total of 3,024,672 shares have been purchased under the repurchase plan at a total cost of approximately $20.3 million, or approximately $6.72 per share.

ITEM 4 – SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our annual meeting of shareholders on June 4, 2008. The following persons were elected as directors with a three-year term:

Name	Votes For	Votes Withheld	Abstentions	Broker Non-votes
Daryl L. Lansdale	8,472,370	208,324	—	—
Frank O. Marrs	8,474,150	206,544	—	—
In addition the terms of the following persons as directors continued after the meeting: John H. Marmaduke, Jeffrey G. Shrader, Ann S. Lieff, and Danny W. Gurr.
In addition, the shareholders approved the following proposal at the meeting:
The proposal to ratify the appointment of independent auditors was passed via 8,617,558 shares voted for the amendment and 59,726 shares voted against. An additional 3,409 shares abstained and there were no broker non-votes.

ITEM 6 – EXHIBITS.
a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this report.

Exhibit
Number		Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.
3.1	(3)	Amended and Restated Bylaws of the Company.
4.1	(2)	Specimen of Certificate of Common Stock of the Company.
4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(3)	Amended and Restated Bylaws of the Company (see 3.1 above).
31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC

Date: September 5, 2008	/s/ Dan Crow

Dan Crow
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.
3.1	(3)	Amended and Restated Bylaws of the Company.
4.1	(2)	Specimen of Certificate of Common Stock of the Company.
4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(3)	Amended and Restated Bylaws of the Company (see 3.1 above).
31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

(4)	Filed herewith.