Form 10-Q
period 2008-10-31
HASTINGS ENTERTAINMENT INC
filed 2008-12-04
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of shares outstanding of the registrant’s common stock, as of October 31, 2008:

Class	Shares Outstanding
Common Stock, $.01 par value per share	10,007,118

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Form 10-Q
For the Quarterly Period Ended October 31, 2008

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
October 31, 2008 and January 31, 2008
(Dollars in thousands, except par value)

	October 31,	January 31,
	2008	2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,228	$3,982
Merchandise inventories, net	188,469	171,557
Deferred income taxes	9,846	3,441
Prepaid expenses and other current assets	11,041	11,042

Total current assets	213,584	190,022
Rental assets, net of accumulated depreciation of $21,363 and $22,139 at October 31, 2008 and January 31, 2008, respectively	15,200	13,236
Property, equipment and improvements, net of accumulated depreciation of $174,465 and $164,627 at October 31, 2008 and January 31, 2008, respectively	57,381	52,572
Deferred income taxes	3,090	2,756
Intangible assets, net	391	391
Other assets	847	1,244

Total Assets	$290,493	$260,221

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$90,558	$76,364
Accrued expenses and other liabilities	38,040	36,675

Total current liabilities	128,598	113,039
Long term debt	58,914	40,616
Other liabilities	4,601	4,758

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 10,007,118 shares outstanding at October 31, 2008; 11,944,544 shares issued and 10,389,339 shares outstanding at January 31, 2008	119	119
Additional paid-in capital	36,587	37,125
Retained earnings	75,885	75,892
Accumulated other comprehensive loss	(55)	(15)
Treasury stock, at cost 1,937,426 shares and 1,555,205 shares at October 31, 2008 and January 31, 2008, respectively	(14,156)	(11,313)

Total Shareholders’ Equity	98,380	101,808

Total Liabilities and Shareholders’ Equity	$290,493	$260,221

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended October 31, 2008 and 2007
(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Merchandise revenue	$95,991	$101,407	$308,168	$310,742
Rental revenue	18,277	20,868	63,702	65,450

Total revenues	114,268	122,275	371,870	376,192

Merchandise cost of revenue	66,748	70,434	213,893	216,417
Rental cost of revenue	6,249	7,433	21,806	22,019

Total cost of revenues	72,997	77,867	235,699	238,436

Gross profit	41,271	44,408	136,171	137,756

Selling, general and administrative expenses	45,860	43,591	133,902	129,797
Pre-opening expenses	98	5	111	5

Operating (loss) income	(4,687)	812	2,158	7,954

Other income (expense):
Interest expense	(561)	(733)	(1,488)	(2,270)
Other, net	117	32	159	85

(Loss) income before income taxes	(5,131)	111	829	5,769

Income tax (benefit) expense	(1,475)	38	836	1,343

Net (loss) income	$(3,656)	$73	$(7)	$4,426

Basic (loss) income per share	$(0.36)	$0.01	$(0.00)	$0.41

Diluted (loss) income per share	$(0.36)	$0.01	$(0.00)	$0.40

Weighted-average common shares outstanding:
Basic	10,114	10,747	10,241	10,889
Dilutive effect of stock awards	—	261	—	230

Diluted	10,114	11,008	10,241	11,119

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC. AND SUBSIDIARIES
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2008 and 2007
(Dollars in thousands)

	Nine Months Ended
	October 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(7)	$4,426
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Rental asset depreciation expense	10,060	8,909
Purchases of rental assets	(21,284)	(19,488)
Property and equipment depreciation expense	15,018	14,579
Amortization expense	—	19
Deferred income taxes	(6,739)	316
Loss on rental assets lost, stolen and defective	874	849
Loss on disposal of other assets	730	430
Non-cash stock-based compensation	48	147
Changes in operating assets and liabilities:
Merchandise inventories	(8,524)	(4,374)
Prepaid expenses and other current assets	1	(833)
Trade accounts payable	15,991	15,301
Accrued expenses and other current liabilities	1,497	(4,985)
Excess tax benefit from stock option exercises	(132)	—
Other assets and liabilities, net	200	133

Net cash provided by operating activities	7,733	15,429

Cash flows from investing activities:
Purchases of property, equipment, and improvements	(20,559)	(11,150)

Net cash used in investing activities	(20,559)	(11,150)

Cash flows from financing activities:
Borrowings under revolving credit facility	399,743	298,868
Repayments under revolving credit facility	(381,445)	(296,975)
Purchase of treasury stock	(3,887)	(3,920)
Change in cash overdraft	(1,797)	(2,910)
Proceeds from exercise of stock options	326	530
Excess tax benefit from stock option exercises	132	—

Net cash provided by (used in) financing activities	13,072	(4,407)

Net increase (decrease) in cash and cash equivalents	246	(128)
Cash and cash equivalents at beginning of period	3,982	3,837

Cash and cash equivalents at end of period	$4,228	$3,709

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiaries (“Hastings,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. Financial results for the third quarter of fiscal 2008 were negatively impacted by a non-recurring adjustment of approximately $0.5 million related to prior periods’ depreciation expense. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating earnings, is generated in the fourth fiscal quarter, which includes the holiday selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
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
As of October 31, 2008, we had 538,471 shares available to grant options or performance based restricted stock shares.
Stock Options
Under our incentive stock plans, options may be granted to directors, officers and associates with an exercise price equal to the fair market value of our common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury shares.
A summary of information with respect to stock option plans for the three months ended October 31, 2008, and changes during the period then ended, is presented below.

		Weighted-average
	Options	exercise price
	(in actual shares)	(in dollars)
Outstanding at August 1, 2008	838,445	$5.66
Granted	—	—
Exercised	(7,000)	4.70
Expired	—	—

Outstanding at October 31, 2008	831,445	$5.67

The total intrinsic value of stock options exercised for the three months ended October 31, 2008 and 2007 was $23,427 and $107,285, respectively. There were no stock options granted during the three months ended October 31, 2008. The total grant date fair value of stock options granted for the three months ended October 31, 2007 was $38,665.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
A summary of information with respect to stock options for the nine months ended October 31, 2008, and changes during the period then ended, is presented below:

		Weighted-average
	Options	exercise price
	(in actual shares)	(in dollars)
Outstanding at February 1, 2008	905,373	$5.45
Granted	32,650	8.52
Exercised	(88,428)	3.70
Expired	(18,150)	9.44

Outstanding at October 31, 2008	831,445	$5.67

The total intrinsic value of stock options exercised for the nine months ended October 31, 2008 and 2007 was $405,210 and $223,096, respectively. The total grant date fair value of stock options granted for the nine months October 31, 2008 and 2007 was $112,011 and $81,231, respectively.
As of October 31, 2008 and 2007, we had a total of 158,473 and 96,440 option shares outstanding and unvested with a weighted average exercise price of $8.59 and $7.60, respectively.
At October 31, 2008, the options outstanding, the related weighted-average exercise price, the weighted-average remaining contractual life, and the aggregate intrinsic value for the ranges of exercise prices are shown in the table below.

			Weighted-
		Weighted-average	average	Aggregate intrinsic
	Options	exercise price	remaining	value
	(in actual shares)	(in dollars)	contractual life	(in actual dollars)
Range: $1.33 to $4.99

Options outstanding and exercisable at October 31, 2008	291,720	$3.25	3.31 years	$372,989

Range: $5.00 to $9.99

Options outstanding and exercisable at October 31, 2008	381,252	$6.31	4.58 years	—
Options outstanding and unexercisable at October 31, 2008	139,417	$8.31	8.29 years	—

Price: $10.00 to $10.64

Options outstanding and unexercisable at October 31, 2008	19,056	$10.64	4.10 years	—
At October 31, 2008, the number of options exercisable was 672,972, the weighted-average exercise price of those options was $4.98, and the total intrinsic value of those options was $372,989.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
Performance-based Restricted Stock Awards
Performance-based restricted stock awards may be granted to eligible directors, officers, and associates, with a grant date fair value equal to the average of the opening and closing stock price on the day on which they are granted. These awards have specific performance conditions that must be met before the shares will be issued. Once issued, the shares typically vest ratably over two years from the date the performance conditions are achieved. Compensation expense for these awards is recognized from the date of grant through the vesting date, once it is deemed probable that the performance conditions will be met.
A summary of information with respect to performance based restricted stock awards for the three months ended October 31, 2008, and changes during the period then ended is presented below:

Weighted-average
grant date fair
	Awards	value
	(in actual shares)	(in dollars)
Outstanding at August 1, 2008	283,330	$8.23
Granted	—	—
Vested	—	—
Cancelled and expired	—	—

Outstanding at October 31, 2008	283,330	$8.23

A summary of information with respect to performance based restricted stock awards for the nine months ended October 31, 2008, and changes during the period then ended is presented below:

Weighted-average
grant date fair
	Awards	value
	(in actual shares)	(in dollars)
Outstanding at February 1, 2008	283,330	$8.23
Granted	—	—
Vested	—	—
Cancelled and expired	—	—

Outstanding at October 31, 2008	283,330	$8.23

During fiscal 2007, we determined that it was probable that the performance conditions related to 155,830 performance-based stock awards would be met. Of this amount, the performance conditions related to 47,500 performance-based stock awards were met. Accordingly, we recognized $18,661 and $76,746 of stock compensation expense related to these awards for the three and nine months ended October 31, 2008, respectively. During the third quarter of fiscal 2008, we estimate that it is no longer probable that the performance conditions related to the remaining 108,330 performance-based stock awards will be met. As a result, $339,111 of related stock compensation expense which had been previously recognized in earlier periods was reversed.
As of October 31, 2008, we had total unrecognized compensation expense related to all unvested performance-based stock awards of $2,126,518. If the performance conditions for these awards are met, the related expense is expected to be recognized over a weighted average period of 2.0 years. Of this amount, $2,075,901 is related to performance-based stock awards for which we currently estimate that it is not probable that the performance conditions will be met, and therefore no compensation expense has been recognized.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
We had a total of 283,330 performance-based stock awards with a weighted average grant date fair value of $8.23 and 130,830 performance-based stock awards with a weighted average grant date fair value of $6.55, that were unvested as of October 31, 2008 and 2007, respectively.
3. Store Closing Reserve
From time to time and in the normal course of business, we evaluate our store base to determine if we need to close one or more stores. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.
Amounts in Accrued Expenses and Other Liabilities include accruals for the net present value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in Selling, General and Administrative expenses in our consolidated statements of operations.
The following tables provide a rollforward of reserves that were established for these charges for the nine months ended October 31, 2008 and 2007.

Balance at January 31, 2008	$377
Changes in estimates	65
Additions to provision	59
Cash outlay	(385)

Balance at October 31, 2008	$116

Balance at January 31, 2007	$676
Changes in estimates	(69)
Additions to provision	136
Cash outlay	(327)

Balance at October 31, 2007	$416

As of October 31, 2008, the reserve balance, which is net of estimated sublease income, is expected to be paid within the next year.

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. (Loss) Income per Share
The computations for basic and diluted (loss) income per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Net (loss) income	$(3,656)	$73	$(7)	$4,426

Average shares outstanding:
Basic	10,114	10,747	10,241	10,889
Effect of stock awards	—	261	—	230

Diluted	10,114	11,008	10,241	11,119

(Loss) income per share:
Basic	$(0.36)	$0.01	$(0.00)	$0.41

Diluted	$(0.36)	$0.01	$(0.00)	$0.40

The following options to purchase shares of common stock were not included in the computation of diluted (loss) income per share because their inclusion would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2008	2007	2008	2007
Shares of common stock underlying options	831	131	831	126

Exercise price range per share	$1.33 to $10.64	$7.22 to $13.00	$1.33 to $10.64	$7.22 to $13.00

Hastings Entertainment, Inc. and Subsidiaries
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
5. Income Taxes
The effective tax rate for the three months ended October 31, 2008 was (28.7%), as compared to 33.0% for the same period in the prior year, primarily resulting from an additional tax charge of approximately $0.7 million related to an Internal Revenue Service audit of our previously filed federal income tax returns, which was recorded during the third quarter of fiscal 2008. During the nine months ended October 31, 2007, we recognized a discrete tax benefit of approximately $0.9 million related to a favorable settlement of a prior year’s state tax liability. Primarily as a result of these two items, the effective tax rate for the nine months ended October 31, 2008, was 101.0%, as compared to 23.3% for the same period of the prior year.
6. Litigation and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
7. Recent Accounting Pronouncements
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
The fair-value hierarchy established in FAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:
•	Level 1 — Observable Inputs — quoted prices in active markets for identical assets and liabilities;

•	Level 2 — Observable inputs other than the quoted prices in active markets for identical assets and liabilities — includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

•	Level 3 — Unobservable inputs — includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.
At October 31, 2008, we had approximately $0.4 million in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sales investments held in a trust related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the effects of existing or continued deterioration in economic conditions in the U.S. or the markets in which we operate our stores; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report.
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games, video game consoles, and electronics, as well as consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards, and seasonal merchandise. As of October 31, 2008, we operated 153 superstores primarily in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, DVDs and music. Due to certain changes in tax laws by many of the states in which we operate, we made the decision to dissolve one of our wholly-owned subsidiaries, Hastings Properties, Inc. during the second quarter of fiscal 2008, leaving us with one wholly-owned subsidiary, Hastings Internet Inc., as of October 31, 2008. The dissolution of Hastings Properties, Inc. had no impact on our consolidated financial statements. References herein to fiscal years are to the twelve-month periods that end on January 31st of each following calendar year. For example, the twelve-month period ending January 31, 2009, is referred to as fiscal 2008, and the twelve-month period ended January 31, 2008 is referred to as fiscal 2007.

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
At the beginning of the second quarter of fiscal 2008, we decreased the salvage value on VHS rental assets from $2.50 to $1.70 to better match the salvage value with the anticipated recovery rate on VHS rental units. This change in estimate related to our VHS rental assets did not have a material impact on our cost of rental revenues.
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
The costs of rental product purchased pursuant to revenue-sharing arrangements, which are recorded in rental cost of sales on the consolidated statements of operations, typically include a lower initial product cost with a percentage of the net rental revenues to be shared with studios over an agreed period of time. Any up-front costs exceeding the designated salvage value are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as the related revenue is earned. Additionally, certain titles have performance guarantees. We analyze titles that are subject to performance guarantees and recognize an estimated expense for under-performing titles throughout the applicable period based upon our analysis of the estimated shortfall. We revise these estimates on a monthly basis, based on actual results.

Impairment or Disposal of Long-Lived Assets. We evaluate under performing stores on a quarterly basis to determine whether projected future cash flows over the remaining lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the fair value is less than the carrying value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down.
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
Share-Based Compensation. Determining the amount of share-based compensation to be recorded in the statement of earnings requires us to develop estimates that are used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:
•	Expected volatility — The estimated stock price volatility is derived based upon actual historical stock prices over the expected life of the option.

•	Expected life of the option — The estimate of an expected life is calculated based on historical data relating to grants, exercises, and cancellations, as well as the vesting period and contractual life of the option.

•	Risk-free interest rate — The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life of the option.
Our stock price volatility and option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the life of the option.
We recognize compensation expense only for the portion of options that are expected to vest. Therefore, we apply estimated forfeiture rates that are derived from historical employee termination behavior. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in future periods.
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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2008	2007	2008	2007
Merchandise revenue	84.0%	82.9%	82.9%	82.6%
Rental revenue	16.0	17.1	17.1	17.4

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	69.5	69.5	69.4	69.6
Rental cost of revenue	34.2	35.6	34.2	33.6

Total cost of revenues	63.9	63.7	63.4	63.4

Gross profit	36.1	36.3	36.6	36.6

Selling, general and administrative expenses	40.1	35.6	36.0	34.5
Pre-opening expenses	0.1	—	—	—

Operating (loss) income	(4.1)	0.7	0.6	2.1

Other income (expense):
Interest expense	(0.5)	(0.6)	(0.4)	(0.6)
Other, net	0.1	—	—	—

(Loss) income before income taxes	(4.5)	0.1	0.2	1.5

Income tax expense (benefit)	(1.3)	—	0.2	0.3

Net (loss) income	(3.2)%	0.1%	0.0%	1.2%

Summary of Superstore Activity

	Three Months Ended		Nine Months Ended		Year Ended
	October 31,		October 31,		January 31,
	2008	2007	2008	2007	2008
Beginning number of stores	152	153	153	154	154
Openings	1	—	1	—	1
Closings	—	(1)	(1)	(2)	(2)

Ending number of stores	153	152	153	152	153

Financial Results for the Third Quarter of Fiscal Year 2008
Revenues. Total revenues for the third quarter decreased approximately $8.0 million, or 6.5%, to $114.3 million compared to $122.3 million for the third quarter of fiscal 2007. We believe the current financial crisis and its impact on consumer spending had a significant impact on our revenues for the third quarter of 2008. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended October 31,
	2008		2007
		Percent of		Percent of	(Decrease)
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$95,991	84.0%	$101,407	82.9%	$(5,416)	-5.3%
Rental revenue	18,277	16.0%	20,868	17.1%	(2,591)	-12.4%

Total revenues	$114,268	100.0%	$122,275	100.0%	$(8,007)	-6.5%

Comparable-store revenues (“Comp”):

Total						-6.5%
Merchandise						-5.1%
Rental						-13.3%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended October 31,
	2008	2007
Trends	21.7%	22.8%
Consumables	13.1%	-0.1%
Electronics	12.7%	30.8%
Hardback Café	7.9%	9.7%
Books	1.0%	2.5%
Movies	-5.0%	7.6%
Video Games	-14.8%	34.0%
Music	-19.5%	-14.8%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the internet are included and closed stores are removed from each comparable period for the purpose of calculating Comps.
Trends Comps increased 21.7% for the quarter driven by strong sales of Webkinz plush products, as well as increased sales of action figures, apparel (including sports apparel, hats and bags), seasonal merchandise for Halloween, and posters. Electronics Comps increased 12.7% for the quarter, due to strong sales of digital converter boxes, as well as increased sales of third-party gift cards. Books Comps increased 1.0% for the quarter, due to strong sales of new trade paperback as well as used trade paperback and used hardbacks, partially offset by lower sales of periodicals. Movie Comps decreased 5.0% for the period primarily due to an unusually limited slate of releases during the third quarter. Video Game Comps decreased 14.8% for the quarter primarily due to lower sales of new video games and video game consoles, partially offset by increased sales of used video games. The decrease in sales of new video games this quarter is primarily due to the release of XBOX 360 title Halo 3 during the third quarter of fiscal 2007, with no comparable title released in fiscal 2008. Music Comps decreased 19.5% for the quarter resulting from a continued industry decline, as well as our de-emphasis on the category through the reduction of the retail space dedicated to music in twenty-nine stores, which were reformatted during the first nine months of fiscal 2008. Merchandise Comps, excluding the sale of music, decreased 1.2%.
Rental Comps decreased 13.3% from the same period last year, primarily as a result of an unusually limited slate of titles released during the third quarter as well as a strong following of viewers for the Olympics during the period, coverage of the 2008 political conventions, and media coverage of the current crisis in the economy and financial markets. Rental Game Comps increased 15.0% for the period while Rental Movie Comps decreased 16.6%. The combined sales and rental of movies and video games resulted in a Comp decrease of 10.0%.

Gross Profit — Merchandise. For the third quarter, total merchandise gross profit dollars decreased approximately $1.8 million, or 5.8%, to $29.2 million from $31.0 million for the same period last year, directly as a result of lower merchandise revenues. As a percentage of total merchandise revenue, merchandise gross profit remained flat at 30.5% for the quarter as compared to the same period in the prior year.
Gross Profit — Rental. For the third quarter, total rental gross profit dollars decreased approximately $1.4 million, or 10.4%, to $12.0 million from $13.4 million for the same period in the prior year primarily due to lower rental revenues. As a percentage of total rental revenue, rental gross profit increased to 65.8% for the quarter compared to 64.4% for the same period in the prior year, resulting primarily from lower units purchased for the quarter as compared to the same period in the prior year which resulted in less rental asset depreciation expense for the period.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 40.1% for the third quarter compared to 35.7% for the same quarter in the prior year. SG&A increased approximately $2.3 million during the quarter, or 5.3%, to $45.9 million compared to $43.6 million for the same quarter last year, primarily as a result of additional costs associated with the operation of new, expanded, and relocated stores as well as increased health insurance costs, store utility costs, and advertising expense. SG&A for the quarter was also negatively impacted by a non-recurring adjustment of approximately $0.5 million related to prior periods’ depreciation expense.
Interest Expense. For the third quarter, interest expense decreased approximately $0.1 million, or 14.3%, to $0.6 million, compared to $0.7 million during fiscal 2007 resulting primarily from lower interest rates. The average rate of interest charged for the quarter decreased to 4.08% compared to 6.55% for the same period in the prior year.
Income Tax Expense. During the third quarter of 2008, the Company recorded a discrete tax charge of approximately $0.7 million related to an Internal Revenue Service (“IRS”) audit of the Company’s previously filed federal tax returns. The IRS audit resulted in a change in our tax method used to account for gift cards and the $0.7 million represents interest due as a result of the audit. During the three months ended October 31, 2007, there were no discrete tax items. Primarily as a result of this discrete tax charge, the effective tax rate for the three months ended October 31, 2008 and 2007 was (28.7%) and 33.0%, respectively.
Financial Results for the Nine Months Ended October 31, 2008
Revenues. Total revenues for the first nine months of fiscal 2008 decreased approximately $4.3 million, or 1.1%, to $371.9 million compared to $376.2 million for the same period in the prior year. The following is a summary of our revenue results (dollars in thousands):

	Nine Months Ended October 31,
	2008		2007
		Percent of		Percent of	(Decrease)
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$308,168	82.9%	$310,742	82.6%	$(2,574)	-0.8%
Rental revenue	63,702	17.1%	65,450	17.4%	(1,748)	-2.7%

Total revenues	$371,870	100.0%	$376,192	100.0%	$(4,322)	-1.1%

Comparable-store revenues (“Comp”):

Total						-0.5%
Merchandise						-0.2%
Rental						-2.3%

Below is a summary of the Comp results for our major merchandise categories:

	Nine Months Ended October 31,
	2008	2007
Trends	23.1%	8.0%
Electronics	22.0%	26.4%
Consumables	12.0%	2.0%
Hard Back Café	9.5%	9.4%
Video Games	5.4%	12.7%
Books	1.6%	2.7%
Movies	0.3%	7.5%
Music	-15.7%	-13.9%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the internet are included and closed stores are removed from each comparable period for the purpose of calculating Comps.
Trends Comps increased 23.1% for the nine months ended October 31, 2008, primarily due to strong sales of Webkinz plush products, as well as strong sales of action figures and apparel. Key drivers in the apparel category included jewelry, bags, hats, and sports apparel. Electronics Comps increased 22.0% primarily as a result of strong sales of refurbished iPods, MP3 players and related accessories, as well as increased sales of third party gift cards. Video Game Comps increased 5.4% for the period as a result of increased sales of new and used video games, partially offset by lower video game console sales. Books Comps increased 1.6% for the period as a result of strong sales of new trade paperback books, used hardback books and used trade paperback books, partially offset by lower sales of new hardback books. Movie Comps increased 0.3% for the nine month period primarily due to increased sales of used DVDs, partially offset by lower sales of new DVDs. Music Comps decreased 15.7% for the period resulting from continued industry decline, as well as our de-emphasis on the category through the reduction of the retail space dedicated to music in twenty-nine stores, which were reformatted during the first nine months of fiscal 2008. Merchandise Comps, excluding the sales of Music, increased 4.2% for the nine months ended October 31, 2008.
Rental Comps decreased 2.3% from the same period last year primarily as a result of a decrease in DVD rentals, partially offset by increases in video games and Blu-ray movie format rentals. Rental Comps were impacted by an unusually limited slate of titles released during the third quarter as well as a strong following of viewers for the Olympics, coverage of the 2008 political conventions, and media coverage of the current crisis in the economy and financial markets. Rental Video Game Comps increased 15.8% for the period while Rental Video Comps decreased 5.8%. The combined sales and rental of movies and video games resulted in a Comp increase of 0.4%.
Fiscal 2008 is a leap year which includes an extra day of sales in February. Excluding this extra day of sales, merchandise Comps would have decreased 0.7% for the nine months ended October 31, 2008 and rental Comps would have decreased 2.9% for the same period.
Gross Profit — Merchandise. For the current nine months, total merchandise gross profit dollars remained constant at $94.3 million compared to the same period in the prior year. Lower merchandise revenues were offset by higher margin rates. As a percentage of total merchandise revenues, merchandise gross profit increased to 30.6% for the nine months ended October 31, 2008, from 30.4% for the same period in the prior year.
Gross Profit — Rental. For the current nine months, total rental gross profit dollars decreased approximately $1.5 million, or 3.5%, to $41.9 million from $43.4 million for the same period last year, primarily due to lower rental revenues. As a percentage of total rental revenues, rental gross profit decreased to 65.8% for the nine months ended October 31, 2008, compared to 66.4% for the same period in the prior year.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $4.1 million, or 3.2%, to $133.9 million for the nine months ended October 31, 2008, compared to $129.8 million for the same period in the prior year, primarily due to increased store labor costs and health insurance costs, as well as additional costs associated with the operation of new, expanded, and relocated stores and increased store utility costs. As a percentage of total revenues, SG&A increased to 36.0% for the nine months ended October 31, 2008, compared to 34.5% for the same period last year. SG&A for the period was negatively impacted by a non-recurring adjustment of approximately $0.4 million related to prior periods’ depreciation expense.

Interest Expense. For the nine months ended October 31, 2008, interest expense decreased approximately $0.8 million, or 34.8%, to $1.5 million, compared to $2.3 million during fiscal 2007 resulting primarily from lower interest rates. The average rate of interest charged for the nine months ended October 31, 2008 decreased to 4.26% compared to 6.73% for the same period in the prior year.
Income Tax Expense. During the third quarter of fiscal 2008, the Company recorded a discrete tax charge of approximately $0.7 million related to an Internal Revenue Service audit of previously filed federal tax returns. The IRS audit resulted in a change in our tax method used to account for gift cards and the $0.7 million represents interest due as a result of the audit. During the nine months ended October 31, 2007, the Company recognized a discrete tax benefit in the amount of $0.9 million related to a favorable settlement of a prior year’s state tax liability. Primarily as a result of these items, the effective tax rate for the nine months ended October 31, 2008 and 2007 was 101.0% and 23.3%, respectively.
Liquidity and Capital Resources
We generate cash from operations exclusively from the sale of merchandise and the rental of products, and we have substantial operating cash flow, on an annual basis, because most of our revenue is received in cash and cash equivalents. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding/reformatting existing stores, and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. Our primary sources of working capital are cash flow from operating activities, trade credit from vendors and borrowings under our revolving credit facility. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores and store expansions/reformats and updating existing and implementing new information systems technology for the next twelve months.
Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities totaled $7.7 million for the nine months ended October 31, 2008 compared to $15.4 million for the nine months ended October 31, 2007. Net loss for the nine months ended October 31, 2008 was approximately $7,000 compared to net income of $4.4 million for the same period in fiscal 2007. An Internal Revenue Service (“IRS”) audit of our previously filed income tax returns resulted in a change in our tax method used to account for gift cards. This change resulted in an increase in deferred tax assets and a related increase in current federal tax liabilities classified within accrued expenses and other liabilities. Deferred income tax expense totaled $6.7 million for the period compared to a deferred tax benefit of $0.3 million during the same period in fiscal 2007, and accrued expenses and other liabilities increased $1.5 million compared to a decrease of $5.0 million for the same period in the prior year, primarily as a result of the IRS audit. Merchandise inventories increased $8.5 million for the nine months ended October 31, 2008, compared to an increase of $4.4 million during the same period in fiscal 2007, primarily due an earlier build-up of inventory for the holiday season as compared to the prior year.
Investing Activities. Net cash used in investing activities increased $9.4 million from $11.2 million for the nine months ended October 31, 2007, to $20.6 million for the nine months ended October 31, 2008. This increase was primarily due to increased expenditures related to the opening of one new store, relocation of five existing stores, and reformatting of twenty-nine existing stores during the period.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”), purchases of treasury stock, and the change in our cash overdraft position.

Net borrowings under our credit facility increased from $1.9 million for the nine months ended October 31, 2007 to $18.3 million for the nine months ended October 31, 2008, primarily resulting from increased capital expenditures relating to new, relocated, and reformatted stores. Changes in our cash overdraft position decreased from a use of $2.9 million for the nine months ended October 31, 2007 to a use of $1.8 million for the nine months ended October 31, 2008, due to the timing of payments issued to vendors during the year.
Capital Structure. We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on eligible inventory, as defined in the Facility, and certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve, as amended. The Facility permits borrowings at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending on the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets net of accumulated amortization less specifically defined reserves, which can be adjusted to reduce availability under the Facility. Lenders may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry that are projected to impact the value of our assets pledged as collateral. The Facility contains no financial covenants, prohibits the payment of dividends, includes certain other debt and acquisition limitations, allows for the repurchase of up to $30 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At October 31, 2008, we had $25.4 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest being charged under the Facility for the three and nine months ended October 31, 2008 was 4.1% and 4.3%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of letters of credit at October 31, 2008 was approximately $0.9 million, which reduces the excess availability under the Facility.
At October 31, 2008, our minimum lease commitments for the remaining three months of fiscal 2008 were approximately $4.6 million. Total existing minimum lease commitments for fiscal years 2009 through 2025 was approximately $172.4 million as of October 31, 2008.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of October 31, 2008, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At October 31, 2008, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2008.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2008 outstanding balance of the variable rate debt would be approximately $0.6 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4 — CONTROLS AND PROCEDURES.
ITEM 4T — CONTROLS AND PROCEDURES.
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
There has not been any change in our internal control over financial reporting during our fiscal quarter ended October 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.
ITEM 1A — RISK FACTORS.
Our Annual Report on Form 10-K for the year ended January 31, 2008 includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of common stock for the three months ended October 31, 2008 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total number of	value of shares that
		Average	shares purchased	may yet be
	Total number	price	as part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
Period	purchased (1)	share	or programs	programs (2)
August 1, 2008 through August 31, 2008	14,000	$7.98	14,000	N/A
September 1, 2008 through September 30, 2008	10,000	7.92	10,000	N/A
October 1, 2008 through October 31, 2008	130,977	4.71	130,977	N/A

Total	154,977	$5.21	154,977	$1,360,374

(1)	All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our board of directors initially authorized the repurchase of up to $5.0 million of our common stock and subsequently increased the amount of the repurchase plan by $2.5 million on April 1, 2005; $5.0 million on March 15, 2006; $2.5 million on October 3, 2006; and $7.5 million on November 20, 2007. Each such authorization to increase amounts was publicly announced in a press release. The purchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.

(2)	A total of 3,179,649 shares have been purchased under the repurchase plan at a total cost of approximately $21.1 million, or approximately $6.65 per share.

ITEM 6 — EXHIBITS.
a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this report.

Exhibit
Number		Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.1	(3)	Amended and Restated Bylaws of the Company.

4.1	(2)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(3)	Amended and Restated Bylaws of the Company (see 3.1 above).

31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC

Date: December 4, 2008	/s/ Dan Crow Dan Crow
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