Form 10-K
period 2009-01-31
HASTINGS ENTERTAINMENT INC
filed 2009-04-21
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
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
None
Former name, former address and former fiscal year, if changed since last report
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value per share	Name of each exchange on which registered The NASDAQ Stock Market LLC
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
Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.(Check One):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 31, 2008, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $48.3 million based on the closing market price of $8.51 per share of Common Stock as reported on the Nasdaq Stock Market, LLC on that date.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009

Common Stock, $.01 par value per share	9,748,034
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Portions of the Proxy Statement for the annual meeting of Shareholders of the registrant to be held in 2009	Part III

HASTINGS ENTERTAINMENT, INC.
Form 10-K Annual Report
For the Fiscal Year Ended January 31, 2009

PART I
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent, the effects of existing or continued deterioration in economic conditions in the U.S. or the markets in which we operate our stores; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
ITEM 1. BUSINESS.
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games, video game consoles, and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards, and seasonal merchandise. As of March 31, 2009, we operated 153 stores in medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, DVDs and music. We fill orders for new and used product placed at the website and also through Amazon Marketplace using our proprietary goShip program, which allows us to ship directly from stores. We dissolved one of our wholly-owned subsidiaries, Hastings Properties, Inc., during the second quarter of fiscal 2008, leaving us with one wholly-owned subsidiary, Hastings Internet, Inc., as of January 31, 2009. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ended January 31, 2009 is referred to as fiscal 2008.
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
Superior Multimedia Concept. Our stores present a wide variety of product categories with individual products tailored to local preferences in a dynamic and comfortable atmosphere with exceptional service. Our diverse product categories allow us to more effectively merchandise for our customers’ constant desire for entertainment, regardless of which formats are most popular at any given time. Our stores average approximately 21,000 square feet of sales space, with our new stores generally ranging in size from 15,000 to 25,000 square feet of sales space. Our stores offer customers an extensive product assortment customized for a specific store. Below is a listing of the approximate minimum and maximum title selections for our stores:

	Minimum	Maximum
Product Category	Title Count	Title Count
Books	15,000	63,000
Rental DVD and Video Games	10,000	22,000
Used DVD, Video Games, Music	9,000	32,000
DVD and Video Games	6,000	11,000
Music	5,000	15,000
Trends and Consumables	3,000	8,000
Used Books	3,000	26,000
Periodicals	1,000	4,000
Consumer Electronics	1,000	2,000
Software	—	1,000
The following table shows our revenue mix as a percentage of total revenues, for both used and new products, for the last three fiscal years:

	Fiscal Year
Product Category	2008	2007	2006
Books	23%	22%	22%
Video	22%	22%	21%
Rental	16%	16%	17%
Music	15%	17%	20%
Video Games	11%	11%	9%
Trends	5%	4%	4%
Electronics	4%	3%	3%
Consumables and Hardback Café	3%	3%	3%
Other	1%	2%	1%
All stores carry a core product assortment for each product category. This assortment is supplemented with tailored components to accommodate the particular demographic profile and demand of the local market in which the store operates through the utilization of our proprietary purchasing and inventory management systems. We believe that our multimedia format reduces our reliance on and exposure to any particular entertainment segment and enables us to efficiently add exciting new entertainment categories to our existing product line.
Medium-Sized Market Focus. We target medium-sized markets with populations generally less than 250,000 where our extensive new and used product selection, low pricing strategy, ability to trade-in, efficient operations and superior customer service enable us to become the market’s destination entertainment store. We believe that the medium-sized markets where we operate the majority of our stores present an opportunity to profitably operate and expand our unique entertainment store format. We base our merchandising strategy for our stores on an in-depth understanding of our customers and our individual markets. We strive to optimize each store’s merchandise selection by using our proprietary information systems to analyze the sales history, anticipated demand and demographics of each store’s market. In addition, we utilize flexible layouts that enable each store to present our products according to local interests and to customize the layout in response to new customer preferences and product lines.
Customer-Oriented Format. We design our stores to provide an easy-to-shop, open store atmosphere by offering major product categories in a “store-within-a-store” format. Most of our stores position product with customer affinities together in three departments (e.g., books, music/video games/trends and video) that are designed to allow customers to view the entire store. Currently 103 stores utilize some form of the three-department format, and the Company plans to expand this model in fiscal 2009 to an additional two new stores and two relocated stores. This store configuration produces significant cross-marketing opportunities among the various departments, which we believe results in higher average transaction volumes and impulse purchases. We position product with customer affinities together around a wide racetrack aisle in stores not using the three department format. To encourage browsing and the perception of Hastings as a community gathering place, we have continued to invest in our

Hardback Coffee Cafes. At January 31, 2009, we had seventy-seven Hardback Coffee Cafes serving gourmet coffee and pastries, thirty-five of which allow the customer to place drive-thru orders. We have plans for an additional two new stores and two relocated stores to open Hardback Coffee Cafes in fiscal 2009, all of which will facilitate drive-thru orders. The majority of Hardback Coffee Cafes started offering Wi-Fi accessibility to customers during fiscal 2007. Stores without Hardback Coffee Cafes have incorporated other amenities, such as comfortable chairs for reading, soft drinks and snacks, music and video game auditioning stations, interactive information kiosks, children’s reading areas and in-store promotional events.
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
Used and Budget-Priced Products. Since 1992, we have bought or traded for customers’ CDs to sell as used product in order to leverage the value of our CD offering. During 2001, we added DVDs and video games and in 2004, we added books to our used product offerings. Additionally, we purchase used product directly from outside vendors, although the majority of our purchases come straight from customers selling back product. In addition to used products, we offer budget-priced products in all of our major product categories in order to promote value to a broad base of budget conscious consumers. By offering used and budget products, we allow the customer to choose between a new or a less expensive used copy of the same title. During fiscal 2008, 2007, and 2006, we generated approximately 15.6%, 11.2%, and 9.9%, respectively, of our total revenues from used and budget-priced products. We believe customer loyalty and additional visits are created by customers trading in unwanted entertainment media for cash or credit.
Internet. We operate an e-commerce Internet website, www.goHastings.com, which offers customers access to new and used products and unique, contemporary gifts. Our site offers exceptional product and pricing offers, search and auditioning capabilities, and digital downloading of music selections. The site also features an Investor Relations section with links to press releases and filings with the Securities and Exchange Commission (the “SEC”), including officer certifications of financial information listed as exhibits to such filings, and our board committee charters, code of conduct, and biographies for board members and executive officers.
During the summer of 2009, we will be introducing a new and improved www.goHastings.com which will include updated branding, expanded product availability, improved searching and browsing capabilities, and increased interactivity for users. The site will enable customers to access over 2,800,000 unique new and used entertainment products and unique contemporary gifts. The new site will offer third-party product reviews, recommendations based on the items a customer has viewed, the option to set up a wish-list that a customer can share with family and friends for better gift giving, and the ability to check gift card balances. Customers will be able to watch trailers for movies and video games, sample music titles, digitally download music selections, and even reserve a copy of an upcoming release online to be picked up in the store or shipped to them upon release. The new site will integrate more seamlessly with stores, allowing customers to look up specific store information, store hours, and unique store events, and check online to see if an item is in stock at their local store.
Expansion Strategy
We plan to open two stores and relocate three stores during fiscal 2009. We have identified potential locations for future stores in under-served, medium-sized markets that meet our new-market criteria. Management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores. We believe that with our current information systems and distribution capabilities, our infrastructure can support more than our anticipated rate of expansion and growth for at least the next several years.

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
The specific merchandise mix within our core product categories is continually refined to reflect changing trends and new technologies. During fiscal 2009, twenty stores will be reformatted to reduce the retail space dedicated to music by approximately fifteen to twenty percent. This is in addition to thirty stores that were reformatted during fiscal 2008. This will allow us to increase retail space in departments showing strong growth potential, such as trends and children’s books. Product assortments are tailored to match the local demographic profiles and customers’ needs. This store level profiling is accomplished through our proprietary purchasing, inventory management, selection, and database management systems.
Information Technologies
Our information system is based on technology that allows for communication and exchange of current information among all locations, corporate and retail, via a wide-area network. The primary components of the information system are as follows:
New Release Allocation. Our buyers use our proprietary new release allocation system to purchase new release products for our stores and have the ability within the system to utilize multiple methods of forecasting demand. By using store-specific sales history, factoring in specific market traits, applying sales curves for similar titles or groups of products and minimizing subjectivity and human emotion in a transaction, the system customizes purchases for each individual store to satisfy customer demand. The process provides the flexibility to allow us to anticipate customer needs, including tracking missed sales and factoring in regional influences. We believe that our new release allocation system enables us to increase revenues by having the optimum levels and selection of products available in each store at the appropriate time to satisfy customers’ entertainment needs.
Rental Asset Purchasing System. Our proprietary rental asset purchasing system uses store-specific performance on individual rental titles to anticipate customer demand for new release rental titles. The system analyzes the first eight weeks’ performance of a similar title and factors in the effect of such influences as seasonal trends, box office draw and prominence of the movie’s cast to customize an optimal inventory level for each individual store. The system also allows for the customized purchasing of other catalog rental assets on an individual store basis, additional copy depth requirements under revenue-sharing agreements and timely sell-off of previously viewed rentals. We believe that our rental asset purchasing system allows us to efficiently plan and stock each store’s rental asset inventory, thereby improving performance and reducing exposure from excess inventory.
Store Replenishment. Store replenishment covers four main areas for controlling a store’s inventory.
Selection Management. Selection Management constantly analyzes store-specific sales, traits and seasonal trends to determine title selection and inventory levels for each individual store. By forecasting annual sales of products, the system enables us to promptly identify overstocked or under-stocked items, prompt required store actions and maintain optimal inventory levels. The system tailors each individual store’s inventory to the market. There are over 700,000 stock keeping units in our inventory.
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
Inventory Management. Inventory management systems interface with other store systems and accommodate electronic receiving and returns to maintain perpetual inventory information. Cycle counting procedures allow us to perform all physical inventory functions, including the counting of a portion of each stores’ inventory on a weekly basis, resulting in the equivalent of full wall-to-wall inventory counts over the course of the year. The system provides reports to assist in researching any variances. Hastings utilizes Advanced Ship Notifications (ASN’s) from our vendors to efficiently and accurately receive inventory.

Used Inventory Management. Our proprietary used inventory management system allows stores to buy back selected products from our customers as well as at wholesale. It utilizes many parameters to determine the product’s demand, selling price and cash or in-store credit amounts. The cash offer or in-store credit amount is determined at the Store Support Center, and the system’s many parameters tell an associate whether or not to buy back specific titles. The system checks the titles and units needed at the local store as well as other stores to decide if a title should be repurchased. The system also shifts inventory from overstocked stores to understocked stores via our returns center.
Store Systems. Each store has a dedicated server within the store for processing information, which is connected through a wide area network. This connectivity provides consolidation of individual transactions and allows store management and Store Support associates easy access to the information needed to make informed decisions. Transactions at the store are summarized and used to assist in staff scheduling, loss prevention and inventory control. Our proprietary Point Of Sale system allows the scanning of merchandise and rental products as well as customer membership cards, allowing for the maximum customer efficiency at checkout. Our proprietary data transfer system copies data between the stores and the Store Support Center, including, among other things, sales and inventory transactions.
Warehouse Management. Our warehouse management system provides for increased product picking and shipping efficiencies, faster product introduction and movement from dock to store shipment. The increased level of detail reporting in our new system allows us to refine product movement within the warehouse, effectively manage the cost per unit transactions, and increase on-hand accuracy. It has simplified data sharing across the enterprise, and includes event management, analysis and reporting capabilities.
Data Center. Our state-of-the-art data facility includes redundant power, climate control and communications as well as a backup generator. The physical building has been reinforced and is anticipated to withstand most natural disasters.
goShip. We fill Internet orders for new and used product placed at www.goHastings.com and Amazon Marketplace through our proprietary goShip program, which allows us to ship product to customers directly from store inventories. The goShip system allows us to list the selected stores’ inventory on www.goHastings.com and Amazon Marketplace. When orders are placed, they are sourced to the stores and generally shipped to the customer within 72 hours. This has allowed us to leverage our store inventory to a wider group of customers which increases store revenue and enhances the performance of the product inventory. As of March 31, 2009, we had 152 stores participating in goShip.
Distribution and Vendors
Our distribution center is located in a 198,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 38,000 products offered in substantially every store. The primary purpose of the distribution center is to warehouse large deal purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to carry high velocity products purchased from vendors that have long lead times to ensure adequate in-stock positions. The distribution facility is also used to receive, process and ship items that are to be returned to manufacturers and distributors, as well as to rebalance merchandise inventories among our stores. This facility currently provides inventory to all Hastings stores and is designed to support our anticipated rate of expansion and growth for the next three years. We ship products weekly to each Hastings store, facilitating quick and responsive inventory replenishment. As needed we send additional shipments to various stores one to two times per week for new release or hot selling products that need replenishment in between weekly shipments. Approximately 30% of our total product, based on store receipts, is distributed through the distribution center. Approximately 70% of our total product is shipped directly from vendors to the stores.
Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low-pricing structure. In fiscal 2008, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three vendors accounted for approximately 19% of total products purchased during fiscal 2008. While selections from a particular artist or author generally are produced by a single studio or publisher, we strive to maintain vendor relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor.

Typically, vendors charge a fee for the return of product. In addition to this fee, we incur freight and handling costs to return product to vendors.
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
Seasonality
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
Associates
We refer to our employees as associates because of the critical role they play in the success of each Hastings store and the Company as a whole. As of March 31, 2009, we employed 5,774 associates, of which 2,048 are full-time and 3,726 are part-time associates. Of this number, 5,337 were employed at retail stores, 201 were employed at our distribution center and 236 were employed at our corporate offices. The number of associates employed at our corporate offices at March 31, 2009 was reduced by approximately 9% from March 31, 2008, as a result of headcount reductions taken during fiscal 2008. None of our associates are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company
Below is certain information about the executive officers of Hastings.

Name	Age	Position
John H. Marmaduke	61	Chairman of the Board, President and Chief Executive Officer
Alan Van Ongevalle	41	Senior Vice President of Merchandising
Dan Crow	62	Vice President of Finance and Chief Financial Officer
Sue Dasse	55	Vice President of Stores
Kevin Ball	52	Vice President of Marketing
Phil McConnell	46	Vice President, Divisional Merchandise Manager
John Hintz	44	Vice President of Information Technology
Victor Fuentes	42	Vice President, Divisional Merchandise Manager
All executive officers are chosen by the Board of Directors and serve at the Board’s discretion. Information concerning the business experience of our executive officers is as follows:
John H. Marmaduke, age 61, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company’s former parent company, Western Merchandisers, Inc. (“Western”), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart Stores, Inc. Mr. Marmaduke also serves on the board of directors of the Interactive Entertainment Merchants Association. Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 30 years.
Alan Van Ongevalle, age 41, has served as Senior Vice President of Merchandising of the Company since February 2007. From February 2003 until February 2005, Mr. Van Ongevalle served as Vice President of Information Technology and Distribution. From August 2002 to February 2003, Mr. Van Ongevalle served as Vice President of Marketing and Distribution. From May 2000 to August 2002, Mr. Van Ongevalle served as Vice President of Marketing. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and as Director of Advertising from September 1998 to August 1999. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager, Director of New Stores for the Southern Kansas area through September 1998.
Dan Crow, age 62, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July of 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and Financial Executives International.
Sue Dasse, age 55, has served as Vice President of Stores since May 2008. Ms. Dasse most recently served as Vice President of Store Operations, Catherine’s Plus Sizes, for Charming Shoppes Inc., a leading multi-channel specialty apparel retailer that primarily focuses on plus-size women’s apparel. Prior to this, Ms. Dasse served as Vice President of Store Operations for Waldenbooks, and later as Senior Vice President of Stores, Borders Specialty Retail for Borders Group, Inc.
Kevin Ball, age 52, has served as Vice President of Marketing of the Company since May 2004. From 2001 to 2004, Mr. Ball served as Vice President of Marketing at Organized Living, a specialty retailer of home organization products, headquartered in Kansas City. From 2000 to 2001, Mr. Ball held the position of Vice President of Marketing at Crown Books in Washington, D.C. and from 1995 to 2000 was the Director of Marketing at Trans World Entertainment in Albany, N.Y.
Phil McConnell, age 46, has served as Vice President and Divisional Merchandise Manager, responsible for Music, Trends, Consumables, Distribution and Inventory Management of the Company, since June 2006. Mr. McConnell most recently served for nine years as Vice President of Merchandising for VMI Services for Alliance Entertainment Corporation (AEC), the largest wholesale distributor of prerecorded music and movies in the nation. Previously, Mr. McConnell served in senior merchandising positions with Best Buy and Circuit City.
John Hintz, age 44, has served as Vice President of Information Technology of the Company since February 2007. Mr. Hintz previously served as Senior Director of Application Development since August 2006. From February 2006 to August 2006, he served as the Director of Application Development. From August 2003 to August 2006, he served as Director of Retail Technologies. He was promoted to Director of Store Systems in August of 2001. Mr. Hintz joined Hastings in 1987 as a store associate.

Victor Fuentes, age 42, has served as Vice President and Divisional Merchandise Manager, responsible for Books, Movies, Video Games, Consumer Electronics and all Used Product Initiatives, since October 2007. Mr. Fuentes has served as Divisional Merchandise Manager of Movies, Video Games, and Consumer Electronics of the Company, since June 2006. From June 2000 to June 2006, he served as Senior Product Director of Movies and Video Games. Mr. Fuentes joined Hastings in 1987 as a store associate. In September 1989, he was promoted to the corporate office and subsequently held various positions in the Company prior to serving as Senior Buyer from September 1994 to May 2000.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is (www.sec.gov).
The address of our Internet web site is (www.gohastings.com) and through the links on the Investor Relations portion of our web site, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other items filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”). Such material is made available through our web site as soon as reasonably practicable after we electronically file with or furnish the material to the SEC. In addition, links to press releases, our board committee charters and our code of ethics for financial and other executive officers are posted in the Investor Relations section of our web site.
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
Revenues generated from the sale and rental of books, music, videos and other products we carry have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, energy prices, interest rates, consumer confidence and other factors beyond our control. During fiscal 2008, the economy entered a recession which affected and continues to affect consumer spending. A continued deterioration of the economic recession or U.S. markets could have a material adverse effect on our financial condition and results of operation. A decline in consumer spending on the products we offer could have a material adverse effect on our financial condition and results of operations and our ability to fund our expansion strategy.

Intense competition from traditional retail sources and the Internet may adversely affect our business.
We operate in a highly competitive industry. For all of our product categories, we compete directly with national store operators, regional chains, specialty retailers and independent single store operators, discount stores, warehouse and mail order clubs, as well as mass merchandisers. In addition, the Internet is a significant channel for retailing for most of the product categories that we offer. In particular, the retailing of books, music and video over the Internet is highly competitive. In addition, we face competition from companies engaged in the business of selling books, music and movies and the renting of movies via electronic means, including the downloading of music content, in-home video delivery, and the delivery of books to electronic book readers. An increase in competition in the physical or electronic markets in which we operate could have a material adverse effect on our operations.
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
Our business could be negatively affected if (i) in-store video retailer distribution windows were no longer the first distribution channel following the theatrical release; (ii) the length of the in-store video retailer distribution windows were shortened; or (iii) the in-store video retailer distribution windows were no longer as exclusive as they are now because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the in-store video retailer distribution window to view a newly released movie on these other distribution channels.
We believe that the studios have a significant interest in maintaining a viable in-store video retail industry. However, the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie, and we cannot predict future decisions by the studios or the impact, if any, of those decisions. In addition, any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose a risk to the continuation of the distribution window.
Our business is subject to changes in current rental video studio pricing policies.
Recent changes to studio pricing for movies released to in-store video retailers has impacted our video business. Historically, studio pricing was based on whether or not a studio desired to promote a movie for both rental and sale to the consumer, or primarily for rental, from the beginning of the in-store video distribution window. In order to promote a movie title for rental, the title would be released to in-store video retailers at a price that was too high to allow for an affordable sales price by the retailer to the consumer at the beginning of the retail in-store video distribution window. As rental demand subsided, the studio would reduce pricing in order to then allow for reasonably priced sales to consumers. Currently, substantially all DVD titles are released at a price to the in-store video retailer that is low enough to allow for an affordable sales price by the retailer to the consumer from the beginning of the retail in-store video distribution window. This low sell-through pricing policy has led to increasing competition from other retailers, including mass merchants and online retailers, who are able to purchase DVDs for sale to consumers at the same time as traditional in-store video retailers, like Hastings, which purchase DVDs for rental. In addition, some retailers sell movies at lower prices in order to increase overall traffic to their stores or businesses, and mass merchants may be more willing to sell at lower prices, and in some instances, below wholesale. These factors have increased consumer interest in purchasing DVDs, which has reduced the significance of the DVD rental window.
We believe that the increased consumer purchases are due in part to consumer interest in building DVD libraries of classic movies and personal favorites and that the studios will remain dependent on the traditional in-store video retailer to generate revenues for the studios from titles that are not classics or current box office hits. Approximately

60% of most studios’ revenues are derived from their home entertainment divisions. We therefore believe the importance of the video rental industry to the studios will continue to be a factor in studio pricing decisions. However, we cannot control or predict studio pricing policies with certainty, and we cannot assure you that consumers will not, as a result of further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors, increasingly desire to purchase rather than rent movies. Additionally, studios entering into exclusive alliances with our competitors could negatively affect our ability to purchase rental titles at competitive prices. Personal DVD libraries could also cause consumers to rent or purchase fewer movies in the future. Our profitability could therefore be negatively affected if, in light of any such consumer behavior, we were unable to (i) grow our rental business, (ii) replace gross profits from generally higher-margin rentals with gross profits from increased sales of generally lower-margin sell-through product; or (iii) otherwise positively affect gross profits, such as through price increases or cost reductions. Our ability to achieve one or more of these objectives is subject to risks, including the risk that we may not be able to compete effectively with other DVD retailers, some of whom may have competitive advantages such as the pricing flexibility described above or favorable consumer perceptions regarding value.
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
Advances in technologies such as video-on-demand or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. In particular, our business could be impacted if (i) newly released movies were to be made widely available by the studios to these technologies at the same time or before they are made available to in-store video retailers for rental; and (ii) these technologies were to be widely accepted by consumers. In addition, advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a negative effect on our video store business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers’ homes. Also, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers’ homes.
The growing popularity of technological advances that allow consumers to download music directly from the internet could continue to have a negative impact on our music business. Additionally, the emergence of rental video kiosks could have an adverse affect on our movie rental business. Electronic book readers that allow consumers to download books directly to a portable device could have a negative impact on our book business.
We rely on certain key personnel.
Management believes that the Company’s continued success will depend, to a significant extent, upon the efforts and abilities of Mr. John H. Marmaduke, Chairman, President and Chief Executive Officer. The loss of Mr. Marmaduke’s services could have a material adverse effect on our operations. We maintain a “key man” term life insurance policy on Mr. Marmaduke for $10 million. In addition, our success depends, in part, on our ability to retain key management and attract other personnel to satisfy our current and future needs. The inability to retain key management personnel or attract additional qualified personnel could have a material adverse effect on our operations.
Our growth is dependent on our ability to execute our expansion strategy.
Our growth strategy is dependent principally on our ability to open new stores and remodel, expand or relocate certain of our existing stores and operate them profitably. In general, the rate of our expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of qualified management personnel and our ability to manage the operational aspects of our growth. It also depends upon the availability of adequate capital, which in turn depends in a large part upon the cash flow generated from operations.
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
We use a number of computerized information systems to manage our new release allocations, selection management, merchandise planning, pricing, markdowns, and inventory replenishment at each store and at our distribution facility. These major systems collectively support our supply chain. Through continuing processes of review and evaluation the Company is implementing modifications, enhancements, and upgrades to its information technology systems. In some cases these changes include replacing legacy systems with successor systems. There are inherent risks associated with modifying or replacing these core systems, including timely, accurate movement and processing of data, which could possibly result in supply chain disruptions. We believe that the appropriate processes, procedures, and controls are in place through our software development life cycle (“SDLC”), design, testing, and staging implementation, along with obtaining appropriate commercial contracts and application documentation with third-party vendors supplying such replacement technologies. There are no assurances that we will successfully modify, integrate, or launch these new systems or changes as planned or that they will occur without supply chain or other disruptions or without impacts on inventory valuation. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a negative effect on our financial condition and results of operations.
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
We cannot predict the impact of the recent downturn in the financial markets and the resulting costs or constraints in obtaining financing on our business and financial results.
Our principal sources of cash are our operating activities and borrowings under our revolving credit facility. The current and ongoing crisis in the financial markets has had a significant adverse impact on a number of financial institutions. The inability of the financial institution providing our credit facility to fund its commitment could adversely affect our ability to generate cash. We cannot predict with any certainty the impact of any continued deterioration in the financial markets or any resulting material impact on its liquidity, future financing costs or results of operations.
The current financial crisis and economic downturn may likely affect our consumer base and suppliers, and could materially affect our profits.
The current financial crisis and economic downturn has reduced the availability of liquidity and credit, including letters of credit, to fund or support the continuation and expansion of business operations. Recent financial market conditions have resulted in significant write-downs of asset values by financial institutions, and have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Many lenders and institutional investors have reduced and, in some cases, ceased to provide funding to borrowers. Continued disruption of the credit markets could adversely affect our customers’ or our own credit facility. If one or more of our suppliers experiences difficulties that result in a reduction or interruption in supply to us, our business could be adversely impacted. Furthermore, our ability to expand our business would be limited if, in the future, we are unable to increase or renew our credit facility on favorable terms or at all. These disruptions could lead to a lower demand for our products and could materially impact our business, financial condition and results of operations or the trading price of our common stock.

The U.S. government’s proposed plan to address the financial crisis may not be effective to stabilize the financial markets or to increase the availability of credit
In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, legislation was enacted that provides the U.S. Treasury the authority to, among other things, purchase mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Since enactment of the legislation, the capital markets have continued to experience extreme levels of volatility and the credit markets have not yet shown any significant increase in the availability of credit. There can be no assurance what impact this legislation ultimately will have on the financial markets. If actions taken pursuant to the legislation are not successful in stabilizing the financial markets and increasing the availability of credit, it could have a material adverse effect on our business, financial condition and results of operations or the trading price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS.
None.

ITEM 2. PROPERTIES.
As of March 31, 2009, we operated 153 stores in 21 states located as indicated in the following table:

Name of State	Number of Stores
Alabama	1
Arkansas	11
Arizona	7
Colorado	4
Georgia	1
Idaho	9
Indiana	1
Iowa	1
Kansas	10
Kentucky	1
Louisiana	1
Missouri	7
Montana	6
Nebraska	4
New Mexico	15
Oklahoma	12
Tennessee	7
Texas	42
Utah	2
Washington	8
Wyoming	3

Total	153
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
We actively manage our existing stores and from time to time close under-performing stores. We closed two stores during both fiscal 2008 and 2007. Additionally, we plan to close three stores during fiscal 2009, when each of their respective leases expires.
The terms of our store leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a store.
The following table sets forth, as of January 31, 2009, the number of stores that have current lease terms that will expire during each of the following fiscal years and the associated number of stores for which we have options to extend the lease term:

	Number of Stores	Options
Fiscal Year 2009	25	24
Fiscal Year 2010	10	10
Fiscal Year 2011	10	9
Fiscal Year 2012	14	14
Fiscal Year 2013	14	12
Thereafter	80	76

Total	153	145

Historically, we have not experienced any significant difficulty renewing or extending leases on a satisfactory basis. Due to the current economic recession, we are negotiating with landlords to gain reductions in future rents. As of March 31, 2009, we have secured reductions in future rents of approximately $1.3 million that will be realized over the remaining lives of certain leases.
Our headquarters and distribution center are located in Amarillo, Texas in a leased facility consisting of approximately 45,000 square feet for office space and 198,000 square feet for the distribution center. The leases for this property terminate in September 2011, and we have the option to renew these leases through March 2020.
ITEM 3. LEGAL PROCEEDINGS.
Information regarding our legal proceedings is set forth in Note 14 to the consolidated financial statements, in Item 8 of Part II of this Form 10-K, which information is incorporated herein by reference.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
None.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The shares of Hastings’ common stock are listed and traded on The Nasdaq National Market (Nasdaq) under the symbol “HAST.” Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq:

	High	Low
2008:
First Quarter	$9.18	$7.36
Second Quarter	$8.91	$7.88
Third Quarter	$8.85	$3.22
Fourth Quarter	$5.19	$1.26

2007:
First Quarter	$7.53	$5.53
Second Quarter	$7.80	$6.40
Third Quarter	$9.68	$6.00
Fourth Quarter	$10.00	$6.53
As of March 31, 2009, there were approximately 300 holders of record of our Common Stock.
The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, and our operating and financial condition, among other factors. Our current revolving credit facility prohibits the payment of dividends. Accordingly, we have not declared or paid any dividend during fiscal 2008 or 2007, nor do we intend to pay dividends in the foreseeable future. For more information on the restrictions surrounding the payment of dividends, see Item 7: Management’s Discussion and Analysis and the notes to the financial statements.
A summary of our purchases of shares of our common stock for the three months ended January 31, 2009 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Approximate
			shares	dollar value of
			purchased as	shares that may
	Total	Average	part of publicly	yet be purchased
	number of shares	price paid	announced plans	under the plans or
Period	purchased (1)	per share	or programs	programs (2)
November 1 to November 30, 2008	—	$—	—	N/A
December 1 to December 31, 2008	156,200	1.67	156,200	N/A
January 1 to January 31, 2009	84,100	2.33	84,100	N/A

Total	240,300	$1.90	240,300	$5,707,700

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million worth of our common stock, and prior to fiscal 2008 the Board of Directors had approved additional increases of $17.5 million. On December 8, 2008, the Board approved an additional increase in such limitation of $5.0 million. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.

(2)	A total of 3,419,949 shares have been purchased under the repurchase plan at a total cost of approximately $21.6 million, or approximately $6.32 per share.

Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	January 31,	January 31,	January 31,	January 31,	January 31,	January 31,
	2004	2005	2006	2007	2008	2009
Hastings	$100.00	$173.68	$112.63	$124.21	$184.00	$53.05
S&P 500 Index	100.00	104.43	113.17	127.15	121.87	73.01
Nasdaq Composite	100.00	99.82	111.60	119.25	115.67	71.46

The graph above compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and the Nasdaq Composite Index over the same period. The graph assumes the investment of $100 in Hastings common stock, the S&P 500 Index and the Nasdaq Composite Index on January 31, 2004 and the reinvestment of all dividends.
With respect to equity compensation plan information, please refer to Item 11 of this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA.
The data set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s Financial Statements and notes thereto.

	Fiscal Year
(In thousands, except per share and square foot data)	2008	2007	2006	2005	2004
Income Statement Data:
Merchandise revenue	$451,492	$458,076	$454,142	$444,291	$440,596
Rental asset revenue	87,256	89,609	94,190	93,640	101,420

Total revenues	538,748	547,685	548,332	537,931	542,016
Merchandise cost of revenue	315,780	321,438	326,025	314,328	322,632
Rental asset cost of revenue	30,948	31,107	33,862	34,458	36,266

Total cost of revenues	346,728	352,545	359,887	348,786	358,898
Gross profit	192,020	195,140	188,445	189,145	183,118
Selling, general and administrative expenses (1)	182,511	177,028	177,467	176,684	171,293
Pre-opening expenses	233	120	94	92	409

Operating income	9,276	17,992	10,884	12,369	11,416
Interest expense	(1,961)	(2,919)	(3,260)	(2,616)	(1,918)
Other, net	193	123	642	399	293

Income before income taxes	7,508	15,196	8,266	10,152	9,791
Income tax expense (2)	3,449	4,951	3,247	4,457	3,982

Net income	$4,059	$10,245	$5,019	$5,695	$5,809

Basic income per share	$0.40	$0.95	$0.45	$0.50	$0.51

Diluted income per share	$0.39	$0.93	$0.44	$0.49	$0.49

Weighted-average common shares outstanding — basic	10,122	10,797	11,244	11,421	11,411

Weighted-average common shares outstanding — diluted	10,324	11,055	11,518	11,667	11,942

Other Data:
Depreciation (3)	$20,019	$19,400	$19,865	$19,737	$19,075
Capital expenditures (4)	$25,539	$15,256	$18,566	$17,097	$24,729

Store Data:
Total selling square footage at end of period	3,137,692	3,134,912	3,121,737	3,101,627	3,039,582
Comparable-store revenues increase (decrease) (5)	(1.6%)	(0.1%)	1.8%	(1.4%)	5.0%
Sales per selling square footage	$171.69	$174.70	$175.63	$173.41	$178.29

	January 31,
	2009	2008	2007	2006	2005
Balance Sheet Data:
Working capital (6)	$75,373	$76,983	$71,941	$52,508	$52,404
Total assets	$253,703	$260,221	$257,498	$254,661	$251,299

Total long-term debt	$44,507	$40,616	$41,922	$28,151	$37,029
Dividends declared	$—	$—	$—	$—	$—
Total shareholders’ equity (2)	$102,036	$101,808	$97,553	$94,693	$89,774

(1)	Includes approximately $800,000, $900,000, and $400,000 of impairment charges for fiscal 2008, 2006, and 2005, respectively. No impairment charges were recognized during fiscal 2007 or 2004.

(2)	The results for fiscal 2008 reflect a discrete tax charge of approximately $800,000 related to an Internal Revenue Service audit of previously filed federal tax returns. The IRS audit resulted in a change in our tax method used to account for gift cards and the $800,000 represents interest due as a result of the audit. On February 1, 2007, we recognized an increase in the liability for uncertain tax positions plus interest and penalties totaling $838,000 as a result of FIN 48 adoption, with a corresponding adjustment to retained earnings. The results for fiscal 2007 reflect an income tax benefit of approximately $0.9 million related to a favorable settlement of a prior year’s state tax liability.

(3)	Excludes amounts associated with our rental asset cost depreciation of $15,000, $13,000, $16,000, $18,000, and $23,000 for fiscal 2008, 2007, 2006, 2005, and 2004, respectively.

(4)	Includes purchases of property, equipment, and improvements.

(5)	Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

(6)	Working capital is calculated as total current assets less total current liabilities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this Annual Report on Form 10-K.
Overview
Hastings is a leading multimedia entertainment retailer that that buys, sells, trades, and rents various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games, video game consoles, and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards, and seasonal merchandise through our entertainment stores and our Internet web site. As of January 31, 2009, we operated 153 stores averaging approximately 21,000 square feet in medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. Each of the stores, operated on leased premises, is wholly-owned by us and is operated under the name of Hastings.
Our operating strategy is to continue to enhance our position as a multimedia entertainment retailer by expanding and remodeling existing stores, opening new stores in selected markets, and offering our products through our Internet web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2009 is referred to as fiscal 2008.
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

Rental Asset Depreciation. We have established rental asset depreciation policies that match rental product costs with the related revenues. These policies require that we make significant estimates, based upon our experience, as to the ultimate revenue and the timing of the revenue to be generated from our rental product. We utilize an accelerated method of depreciation because it approximates the pattern of demand for the product, which is higher when the product is initially released by the studios for rental and declines over time. In establishing salvage values for our rental product, we consider the sales prices and sales volume of our previously rented product and other used product.
We currently depreciate the cost of our rental assets on an accelerated basis over six months or nine months, except for rental assets purchased for the initial stock of a new store, which are depreciated on a straight-line basis over 36 months. Rental assets, which include DVDs, Books on CD, and Video Games, are depreciated to salvage values ranging from $4 to $10. Rental assets purchased for less than established salvage values are not depreciated. During the fourth quarter of fiscal 2008, we expensed approximately $54,000 related to approximately 51,000 remaining VHS rental units in our stores.
We also review the carrying value of our rental assets to ensure that estimated future cash flows exceed the carrying value. We periodically record adjustments to the value of previously rented product primarily for estimated obsolescence or excess product based upon changes in our original assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than our original estimates, additional adjustments, including adjustments to useful lives or salvage values, may be required. We continually evaluate the estimates surrounding the useful lives and salvage values used in depreciating our rental assets. Changes to these estimates resulting from changes in consumer demand, changes in customer preferences or the price or availability of retail products may materially impact the carrying value of our rental assets and our rental margins.
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
Impairment or Disposal of Long-Lived Assets. We evaluate under-performing stores on a quarterly basis to determine whether projected future cash flows over the remaining lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the fair value is less than the carrying value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down.
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
The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood, on a cumulative basis, of being realized upon ultimate settlement. We recognize interest and penalties relating to any uncertain tax positions as a component of income tax expense.
Share-Based Compensation. Determining the amount of share-based compensation to be recorded in the statement of earnings requires us to develop estimates that are used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:

•	Expected volatility — The estimated stock price volatility is derived based upon our historical stock prices over the expected life of the option.

•	Expected life of the option — The estimate of an expected life is calculated based on historical data relating to grants, exercises, and cancellations, as well as the vesting period and contractual life of the option.

•	Risk-free interest rate — The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life of the option.
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
In addition to stock options, we award performance-based stock awards. The grant date fair value of performance-based stock awards is equal to the average of the opening and closing stock price on the day on which they are granted. Compensation expense is recognized for these awards if management deems it probable that the performance conditions will be met. Management must use their judgment to determine the probability that a performance condition will be met. If actual results differ from management’s assumptions, future results could be materially impacted.

Results of Operations
The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of stores open at the end of period for the three most recent fiscal years.

	Fiscal Year
	2008	2007	2006
Merchandise revenue	83.8%	83.6%	82.8%
Rental asset revenue	16.2	16.4	17.2

Total revenues	100.0	100.0	100.0
Merchandise cost of revenue	69.9	70.2	71.8
Rental asset cost of revenue	35.5	34.7	36.0

Total cost of revenues	64.4	64.4	65.6
Gross profit	35.6	35.6	34.4
Selling, general and administrative expenses	33.9	32.3	32.4
Pre-opening expenses	—	—	—

	33.9	32.3	32.4

Operating income	1.7	3.3	2.0
Other income (expense):
Interest expense	(0.3)	(0.5)	(0.6)
Other, net	—	—	0.1

	(0.3)	(0.5)	(0.5)

Income before income taxes	1.4	2.8	1.5
Income tax expense	0.6	0.9	0.6

Net income	0.8%	1.9%	0.9%

	Fiscal Year
	2008	2007	2006
Hastings Stores:
Beginning number of stores	153	154	153
Openings	2	1	1
Closings	(2)	(2)	—

Ending number of stores	153	153	154

Fiscal 2008 Compared to Fiscal 2007
Revenues. Total revenues for fiscal 2008 decreased $9.0 million, or 1.6%, to $538.7 million compared to $547.7 million for the prior year. We believe the current financial crisis and its impact on consumer spending had a significant impact on our revenues during fiscal 2008. The following is a summary of our revenue results (dollars in thousands):

	Fiscal Year Ended January 31,
	2009		2008		(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$451,492	83.8%	$458,076	83.6%	$(6,584)	-1.4%
Rental revenue	87,256	16.2%	89,609	16.4%	(2,353)	-2.6%

Total revenues	$538,748	100.0%	$547,685	100.0%	$(8,937)	-1.6%

Comparable-store revenues:

Total	-1.6%
Merchandise	-1.5%
Rental	-2.5%
Below is a summary of the comparable-store revenues (“Comp”) results for our eight largest merchandise categories:

	Fiscal Year Ended January 31,
	2009	2008
Trends	22.6%	8.1%
Consumables	14.6%	3.8%
Electronics	12.9%	20.3%
Hard Back Café	8.7%	10.9%
Books	1.3%	2.1%
Video Games	0.5%	17.3%
Movies	-2.4%	4.0%
Music	-16.3%	-15.3%
Trends Comps increased 22.6% compared to the prior year, driven by strong sales of Webkinz plush products, as well as movie memorabilia products and sports apparel and merchandise. Consumables Comps increased 14.6% compared to the prior year due to strong sales across all categories. Consumable sales represented 1.9% of total revenues for the year. Electronics Comps increased 12.9% primarily as a result of strong sales of Blu-ray DVD players, digital converter boxes, and third-party gift cards, partially offset by lower sales of refurbished iPods and MP3 players. Books Comps increased 1.3% for the year resulting from strong sales of new and used trade paperback books, used hardback books, calendars, and books on CD, partially offset by lower sales of new hardback books. Top selling books for the year included Stephenie Meyer’s The Twilight Saga series, The Shack by William P. Young, and The New Earth by Eckhart Tolle. Video Game Comps increased 0.5% for the year primarily due to strong sales of new and used video games for the Sony Playstation 3, Microsoft XBOX 360, and Nintendo Wii, partially offset by lower sales of older generation video games and lower sales of video game consoles. Movie Comps decreased 2.4% for the year primarily due to lower sales of new DVDs, partially offset by strong sales of Blu-ray format DVDs as well as increased sales of used DVDs and new and used DVD boxed sets. New DVD sales were lower primarily due to new releases that did not perform as well as expected, particularly in the third and fourth quarters, which we attribute to the current economic recession. Music Comps decreased 16.3% for the year resulting from continued industry decline, as well as our de-emphasis on the category through the reduction of the retail space dedicated to music in thirty stores, which were reformatted during fiscal 2008. Merchandise Comps, excluding the sales of Music, increased 2.3% for the fiscal year ended January 31, 2009.
Rental Comps decreased 2.5% for the year primarily as a result of fewer rentals of DVDs partially offset by strong rentals of video games and Blu-ray movies. Rental Comps were impacted by an unusually limited slate of titles released, primarily during the first nine months of fiscal 2008, as well as a strong following of viewers for the Olympics, coverage of the 2008 political conventions, and media coverage of the current economic recession in the economy and financial markets. Rental Video Game Comps increased 15.9% for the year while Rental Video Comps decreased 5.3%.
Fiscal 2008 is a leap year which includes an extra day of sales in February. Excluding this extra day of sales, merchandise Comps would have decreased 1.8% for fiscal 2008 and rental Comps would have decreased 3.0% for the year. Excluding the extra day of sales, merchandise Comps excluding the sales of Music would have increased 1.9%.
For fiscal 2009, we are projecting a negative total Comp in the low single digits for both merchandise and rental sales. Generally, it is difficult for us to project future Comp sales. Uncertainty in the direction of the economy makes forecasts of future performance even more difficult. We are assuming this very challenging environment will continue throughout fiscal 2009. As a part of our budget process we have implemented, among other actions, a freeze on raises for our associates, including senior management, and reduced capital expenditures by approximately $10.6 million. Our Comp sales are to a great extent dependent upon the quantity and quality of new releases from the studios, publishers, and hardware manufacturers, as well as general economic conditions and other factors not under our control.
Gross Profit — Merchandise. For fiscal 2008, total merchandise gross profit dollars decreased approximately $0.9 million, or 0.7%, to $135.7 million compared to $136.6 million for fiscal 2007 primarily resulting from lower revenues. As a percentage of total merchandise revenues, merchandise gross profit increased to 30.1% for fiscal 2008 from 29.8% for the prior year primarily resulting from improvements in purchasing as well as lower markdown expense, partially offset by increases in shrinkage costs and freight costs for the period.
Gross Profit — Rental. For fiscal 2008, total rental gross profit dollars decreased approximately $2.2 million, or 3.8%, to $56.3 million from $58.5 million for the prior year. As a percentage of total rental revenues, rental gross profit decreased to 64.5% for fiscal 2008, compared to 65.3% for fiscal 2007 resulting primarily from lower rental revenues as well as increased purchases of rental assets for the year, which led to increased rental asset depreciation expense as compared to the prior year. In an effort to drive revenues, we purchased more rental units during the fourth quarter of fiscal 2008.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $5.5 million, or 3.1%, to $182.5 million for fiscal 2008, compared to $177.0 million for fiscal 2007, primarily due to additional costs associated with the operation of new, expanded, and relocated stores and increased store labor costs associated primarily with increases in the minimum wage and increased advertising expense. Additionally, during the fourth quarter, we recorded approximately $0.8 million in impairment charges for six underperforming stores, three of which we anticipate closing during fiscal 2009, when each of their respective leases expire. As a percentage of total revenues, SG&A increased to 33.9% for the twelve months ended January 31, 2009, compared to 32.3% for the prior year.
Interest Expense. For fiscal 2008, interest expense decreased approximately $0.9 million to $2.0 million, compared to $2.9 million during fiscal 2007 resulting primarily from lower interest rates. The average rate of interest charged for the twelve months ended January 31, 2009, decreased to 4.03% compared to 6.60% for the prior year.
Income Tax Expense. During fiscal 2008, the Company recorded a charge of approximately $0.8 million related to an Internal Revenue Service audit of our previously filed federal tax returns. The IRS audit resulted in a change in our tax method used to account for gift cards and the $0.8 million represents interest due as a result of the audit. During fiscal 2007, the Company recognized a discrete tax benefit in the amount of $0.9 million related to a favorable settlement of a prior year’s state tax liability. Primarily as a result of these items, the effective tax rates for the fiscal years ended January 31, 2009 and 2008 were 45.9% and 32.6%, respectively
Fiscal 2007 Compared to Fiscal 2006
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
Below is a summary of the Comp results for our eight largest merchandise categories:

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
Rental Comps decreased 4.8% in fiscal 2007 compared to fiscal 2006 due to a weaker slate of box office releases compared to the prior year along with a shift of consumer preference toward buying DVDs and games instead of renting. We have responded to this shift. As a result, the combined sales and rental of movies and video games resulted in a Comp increase of 3.4%.
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

Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source in 2008 and 2007 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, and store reformations through fiscal 2009.
At January 31, 2009, total outstanding debt was $44.5 million. We project our outstanding debt level will increase approximately $5.0 to $8.0 million during fiscal 2009. At January 31, 2009, we had $38.8 million in excess availability, after the $10 million availability reserve, under the Facility (as defined below).
Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities totaled $27.1 million for fiscal 2008 compared to $24.6 million for fiscal 2007. Net income for fiscal 2008 was approximately $4.1 million for the year compared to $10.2 million for fiscal 2007. An Internal Revenue Service (“IRS”) audit of our previously filed income tax returns resulted in a change in our tax method used to account for gift cards. This change resulted in an increase in deferred tax assets and a related increase in current federal tax liabilities classified within accrued expenses and other liabilities. Deferred income tax expense totaled $7.4 million for fiscal 2008 compared to a deferred income tax expense of $0.5 million for fiscal 2007, and accrued expenses and other liabilities increased approximately $4.1 million during fiscal 2008 compared to a decrease of $1.2 million during fiscal 2007, primarily as a result of the IRS audit. Merchandise inventories decreased approximately $35.9 million during fiscal 2008, compared to a decrease of $7.0 million during fiscal 2007, primarily due to an intense focus on inventory management due to declining sales as a result of the current economic recession. Merchandise inventories, net of trade payables, decreased approximately $9.1 million for fiscal 2008 compared to an increase of $4.4 million during fiscal 2007. During fiscal 2009, we estimate net cash provided by operations of approximately $14.0 to $17.0 million.
Investing Activities. Net cash used in investing activities increased $10.2 million, or 66.7%, from $15.3 million in fiscal 2007 to $25.5 million in fiscal 2008. This increase was primarily the result of increased expenditures related to opening of new stores, relocation of existing stores, and reformatting of thirty stores during the year. In fiscal 2009, the Company projects capital expenditures to be approximately $14.9 million, a decrease of 41.6%, from fiscal 2008. Projected nondiscretionary capital expenditures, which exclude capital expenditures related to new and relocated stores and our updated internet site, are estimated to be approximately $7 to $9 million during fiscal 2009 and thereafter. Projected capital expenditures of $14.9 million include $1.8 million related to the reformatting of an additional twenty stores, including changes to Music, Trends, and Children’s Book departments, with remaining planned discretionary capital expenditures related to new stores, relocated stores, and our new internet site.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For fiscal 2008, cash provided by financing activities was $1.9 million compared to cash used in financing activities of $9.2 million for fiscal 2007, primarily resulting from net borrowings from our revolving credit facility during fiscal 2008 of approximately $3.9 million compared to net repayments for fiscal 2007 of approximately $1.3 million. We estimate net borrowings from our revolving credit facility will increase approximately $5.0 to $8.0 million by January 31, 2010. Additionally, the Company purchased $4.3 million of treasury stock in fiscal 2008, as compared to $6.3 million in fiscal 2007. We plan to purchase $3.0 to $5.0 million of treasury stock during fiscal 2009, which will be dependent upon movement of our stock price and actual fiscal 2009 operating results. Changes in our cash overdraft position decreased from a use of $2.4 million for fiscal 2007 to cash provided of $1.9 million for fiscal 2008, due to timing of payments issued to vendors during the year.
On September 18, 2001, we announced a stock repurchase program of up to $5.0 million of our common stock. Prior to fiscal 2008, the Board of Directors approved increases in the program totaling $17.5 million, and on December 8, 2008, they approved an additional increase of $5.0 million. During fiscal year 2008, we purchased a total of 764,199 shares of common stock at a cost of approximately $4.3 million, or $5.67 per share. As of January

31, 2009, a total of 3,419,949 shares had been purchased under the program at a cost of approximately $21.6 million, for an average cost of approximately $6.31 per share. As of January 31, 2009, approximately $5.7 million remained available for repurchases under the stock repurchase program.
Capital Structure. We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on (i) eligible inventory, as defined in the Facility, and (ii) certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. We can borrow at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”), plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition, that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves. The Facility contains no financial covenants, prohibits the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $27.3 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At January 31, 2009, we had $38.8 million in excess availability, after the $10 million availability reserve, under the Facility. We expect to have $24.0 to $27.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2010. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest being charged under the Facility for fiscal years ending January 31, 2009 and 2008 were 4.0% and 6.6%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2009 was approximately $0.8 million, which reduces the excess availability under the Facility.
At January 31, 2009, our minimum lease commitments for fiscal 2009 were approximately $24.2 million. Total existing minimum operating lease commitments for fiscal years 2009 through 2025 was approximately $173.9 million as of January 31, 2009.

Contractual Obligations and Off-Balance Sheet Arrangements. In the ordinary course of business, we routinely enter into purchase commitments for various aspects of our operations, such as warehouse equipment and office equipment. However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of January 31, 2009, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.
The following summarizes our contractual obligations at January 31, 2009, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-term debt (principal only) (1)	$44,507	—	44,507	—	—
Operating leases (2)	173,910	24,173	43,448	33,765	72,524
Revenue sharing (3)	709	709	—	—	—

Total (4)	$219,126	24,882	87,955	33,765	72,524

(1)	Based on our internal forecasts, we estimate interest payments for FY 2009 to be approximately $1.9 million.

(2)	Amounts include the direct lease obligations, excluding any taxes, insurance, maintenance and other related expenses. For the fiscal year ended January 31, 2009, payments for taxes, insurance, maintenance, and other related expenses, which are variable in nature, were approximately $5.6 million. Amounts exclude future rent reductions, unexecuted as of January 31, 2009, of approximately $1.1 million, which will be realized over the remaining lives of certain leases.

(3)	As of January 31, 2009, we were a party to revenue-sharing arrangements with various studios. These agreements include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to non-revenue sharing purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included amounts owed and an estimate of our contractual obligation under these agreements for performance guarantees and minimum purchase requirements for the period in which they can reasonably be estimated, which is approximately two months in the future. Although these contracts may extend beyond the estimated two month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues recorded during fiscal 2009.

(4)	FIN 48 obligations including unrecognized tax benefits of $186,000 and accrued interest and penalties related to unrecognized tax benefits of $211,000, as of January 31, 2009, were not included in this table. Due to the uncertainty surrounding the timing of any future cash outflows related to FIN 48 liabilities, we are not able to reasonably estimate the period of cash settlement with the respective taxing authority.

Seasonality and Inflation
Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

Fiscal year 2008:	Quarter
	First	Second	Third	Fourth

Total revenues	$131,936	$125,666	$114,268	$166,878
Operating income	$5,317	$1,528	$(4,687)	$7,118
% of full year:
Total revenues	24.5%	23.3%	21.2%	31.0%
Operating income	57.3%	16.5%	(50.5%)	76.7%

Fiscal year 2007:	Quarter
	First	Second	Third	Fourth

Total revenues	$128,012	$125,905	$122,275	$171,493
Operating income	$4,779	$2,363	$812	$10,038
% of full year:
Total revenues	23.4%	23.0%	22.3%	31.3%
Operating income	26.6%	13.1%	4.5%	55.8%
We do not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements
Effective February 1, 2008, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”) and its related amendments for financial assets and liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Statement Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis. As a result, we will adopt the provisions of SFAS 157 for non-financial assets and liabilities as of February 1, 2009. SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The adoption of FAS 157 had no impact on our results of operations or financial position.
The fair-value hierarchy established in SFAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:
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
At January 31, 2009 and 2008, we had approximately $0.7 million and $0.5 million, respectively, in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sale investments held in a trust related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159). SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We elected not to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of SFAS 159 had no impact on our results of operations, financial position, or cash flow.
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any non-controlling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. This standard will have an impact only if we enter into a business combination.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders’ base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2009, outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
HASTINGS ENTERTAINMENT, INC.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	33

Consolidated Balance Sheets as of January 31, 2009 and 2008	34

Consolidated Statements of Earnings for the years ended January 31, 2009, 2008, and 2007	35

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2009, 2008, and 2007	36

Consolidated Statements of Cash Flows for years ended January 31, 2009, 2008, and 2007	37

Notes to Consolidated Financial Statements	38

Schedule

Financial Statement Schedule II — The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 15 (a). Exhibits and Financial Statement Schedules	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Hastings Entertainment, Inc.
We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. as of January 31, 2009 and 2008, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. at January 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 8 to the consolidated financial statements, the Company changed its method for accounting for income tax uncertainties, effective February 1, 2007.
/s/ Ernst & Young LLP
Fort Worth, Texas
April 17, 2009

HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
January 31, 2009 and 2008
(In thousands, except share data)

	January 31,
	2009	2008
Assets
Current assets
Cash and cash equivalents	$7,449	$3,982
Merchandise inventories	147,957	171,557
Deferred income taxes	11,180	3,441
Prepaid expenses and other current assets	11,224	11,042

Total current assets	177,810	190,022
Rental assets, net of accumulated depreciation of $22,647 and $22,139 at January 31, 2009 and 2008, respectively	15,463	13,236
Property and equipment, net	56,585	52,572
Deferred income taxes	2,434	2,756
Intangible assets	391	391
Other assets	1,020	1,244

	$253,703	$260,221

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$61,823	$76,364
Accrued expenses and other current liabilities	40,614	36,675

Total current liabilities	102,437	113,039
Long-term debt	44,507	40,616
Other liabilities	4,723	4,758

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued in fiscal 2008 and 2007; 9,766,818 shares outstanding in fiscal 2008 and 10,389,339 shares outstanding in fiscal 2007	119	119
Additional paid-in capital	36,651	37,125
Retained earnings	79,951	75,892
Accumulated other comprehensive loss	(67)	(15)
Treasury stock, at cost	(14,618)	(11,313)

	102,036	101,808

	$253,703	$260,221

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Consolidated Statements of Earnings
Years Ended January 31, 2009, 2008 and 2007
(In thousands, except per share data)

	Fiscal Year
	2008	2007	2006
Merchandise revenue	$451,492	$458,076	$454,142
Rental asset revenue	87,256	89,609	94,190

Total revenues	538,748	547,685	548,332

Merchandise cost of revenue	315,780	321,438	326,025
Rental asset cost of revenue	30,948	31,107	33,862

Total cost of revenues	346,728	352,545	359,887

Gross profit	192,020	195,140	188,445

Selling, general and administrative expenses	182,511	177,028	177,467
Pre-opening expenses	233	120	94

Operating income	9,276	17,992	10,884

Other income (expense):
Interest expense	(1,961)	(2,919)	(3,260)
Other, net	193	123	642

Income before income taxes	7,508	15,196	8,266

Income tax expense	3,449	4,951	3,247

Net income	$4,059	$10,245	$5,019

Basic income per share	$0.40	$0.95	$0.45

Diluted income per share	$0.39	$0.93	$0.44

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
Years ended January 31, 2009, 2008 and 2007
(In thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balances at January 31, 2006	11,944,544	$119	$36,076	$61,466	$141	561,372	$(3,109)	$94,693
Issuance of stock to directors	—	—	17	—	—	(13,741)	83	100
Purchase of treasury stock	—	—	—	—	—	595,600	(4,237)	(4,237)
Exercise of stock options and other, net of taxes	—	—	758	—	—	(210,040)	1,239	1,997
Other stock-based compensation	—	—	55	—	—	—	—	55
Comprehensive income:
Net income	—	—	—	5,019	—	—	—	5,019
Change in interest rate cap, net of $55 in taxes	—	—	—	—	(74)	—	—	(74)

Total comprehensive income								4,945

Balances at January 31, 2007	11,944,544	119	36,906	66,485	67	933,191	(6,024)	97,553
Issuance of stock to directors	—	—	5	—	—	(6,905)	45	50
Purchase of treasury stock	—	—	—	—	—	778,687	(6,336)	(6,336)
Exercise of stock options and other, net of taxes	—	—	(164)	—	—	(149,768)	1,002	838
Other stock-based compensation	—	—	378	—	—	—	—	378
FIN 48 Adjustment (Note 8)	—	—	—	(838)	—	—	—	(838)
Comprehensive income:
Net income	—	—	—	10,245	—	—	—	10,245
Change in interest rate cap, net of $43 in taxes	—	—	—	—	(67)	—	—	(67)
Unrealized loss in
investments held for sale in Supplemental Executive Retirement Plan	—	—	—	—	(15)	—	—	(15)

Total comprehensive income								10,163

Balances at January 31, 2008	11,944,544	119	37,125	75,892	(15)	1,555,205	(11,313)	101,808
Issuance of stock to directors	—	—	7	—	—	(5,750)	43	50
Purchase of treasury stock	—	—	—	—	—	764,199	(4,350)	(4,350)
Exercise of stock options and other, net of taxes	—	—	(194)	—	—	(88,428)	652	458
Grant of performance-based restricted stock	—	—	(350)	—	—	(47,500)	350	—
Other stock-based compensation	—	—	63	—	—	—	—	63
Comprehensive income:
Net income	—	—	—	4,059	—	—	—	4,059
Unrealized losses in investments held for sale in Supplemental Executive Retirement Plan, net of $42 in taxes	—	—	—	—	(52)	—	—	(52)

Total comprehensive income								4,007

Balances at January 31, 2009	11,944,544	$119	$36,651	$79,951	$(67)	2,177,726	$(14,618)	$102,036

See accompanying notes to the consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
Years ended January 31, 2009, 2008, and 2007
(In thousands)

	Fiscal Year
	2008	2007	2006
Cash flows from operating activities:
Net income	$4,059	$10,245	$5,019
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	14,833	13,441	15,771
Purchases of rental assets	(30,695)	(27,276)	(28,689)
Property and equipment depreciation expense	20,019	19,400	19,865
Amortization expense	—	20	43
Loss on rental assets lost, stolen and defective	1,198	1,218	1,224
Loss on disposal or impairment of property and equipment, excluding rental assets	1,620	709	1,295
Deferred income taxes	(7,417)	(542)	70
Non-cash stock-based compensation	113	428	155
Changes in operating assets and liabilities:
Merchandise inventories	35,924	7,030	10,138
Other current assets	(182)	(409)	(3,617)
Trade accounts payable	(16,445)	2,224	(9,379)
Accrued expenses and other liabilities	4,071	(1,215)	22
Excess tax benefit from stock option exercises	(132)	(127)	—
Other assets and liabilities, net	137	(563)	(402)

Net cash provided by operating activities	27,103	24,583	11,515

Cash flows from investing activities:
Purchase of property, equipment and improvements	(25,539)	(15,256)	(18,566)

Net cash used in investing activities	(25,539)	(15,256)	(18,566)

Cash flows from financing activities:
Borrowings under revolving credit facility	556,589	565,488	585,927
Repayments under revolving credit facility	(552,698)	(566,794)	(572,062)
Payments under long-term debt and capital lease obligations	—	—	(94)
Purchase of treasury stock	(4,350)	(6,336)	(4,237)
Change in cash overdraft	1,904	(2,378)	(3,094)
Proceeds from exercise of stock options	326	711	831
Excess tax benefit from stock option exercises	132	127	—

Net cash provided by (used in) financing activities	1,903	(9,182)	7,271

Net increase in cash and cash equivalents	3,467	145	220
Cash and cash equivalents at beginning of year	3,982	3,837	3,617

Cash and cash equivalents at end of year	$7,449	$3,982	$3,837

See accompanying notes to consolidated financial statements.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(1) Operations and Summary of Significant Accounting Policies

(a)	General

Hastings Entertainment, Inc. operates a chain of retail stores in 21 states, primarily in the Western and Midwestern United States. Revenues are generated from the sale of new and used books, music, DVDs, video games, and video game consoles, and new software, periodicals, consumables, and trends products. In addition, our revenues include the rental of DVDs, Blu-ray DVDs, and video games.

(b)	Basis of Consolidation

The consolidated financial statements present the results of Hastings Entertainment, Inc. and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

(c)	Basis of Presentation

We operate in one reportable segment. Our fiscal years ended January 31, 2009, 2008 and 2007 are referred to as fiscal 2008, 2007, and 2006, respectively. Certain amounts previously reported have been reclassified to conform to the current year presentation. The reclassifications did not have any effect on our statements of earnings for any of the periods presented.

(d)	Cash and Cash Equivalents

We consider all debit and credit card receivables totaling $2.9 and $1.2 million at January 31, 2009 and 2008, respectively, from MasterCard, Visa, Discover, and American Express, and all highly liquid investments with an original maturity date of three months or less to be cash equivalents. All balances related to debit and credit card receivables, as listed above, typically settle within five days. We utilize a cash management process under which a book cash overdraft may exist for our primary disbursement accounts. These overdrafts represent un-cleared checks in excess of cash balances in bank accounts at the end of the reporting period and have been reclassified to accounts payable on the consolidated balance sheets. We transfer cash on an as-needed basis to fund clearing checks.

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

We provide our customers with the opportunity to trade in used DVDs, video games, CDs and books in exchange for cash consideration or store credit in the form of a gift card. Merchandise inventory is recorded at a cost equal to the cash offer to the customer. If a customer chooses store credit, a gift card is issued for the amount of the cash offer plus a premium. Premiums associated with gift cards issued as a result of trade-in transactions are recorded as a reduction of revenue in the period in which the related gift cards are redeemed.

Hastings Entertainment, Inc.
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

We transfer rental assets that have been converted to previously viewed titles for sale, from ‘Rental Assets’ to ‘Merchandise Inventories.’ The transfer to ‘Merchandise Inventories’ is recorded at the time of conversion, which is the first date the product is made available for sale. During fiscal 2008, 2007, and 2006, $12.3 million, $11.3 million, and $12.4 million, respectively, were transferred from rental assets to merchandise inventory at the lower of net book value or market.

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

Rental assets, except for the initial purchases for new stores, are depreciated using an accelerated method over six months or nine months. The initial purchases of rental assets for new stores are depreciated over 36 months using the straight-line method. Rental assets, which include DVDs, Books on CD, and video games, are depreciated to salvage values ranging from $4 to $10. Rental assets purchased for less than established salvage values are not depreciated. During the fourth quarter of fiscal 2008, we expensed approximately $54,000 related to approximately 51,000 remaining VHS rental units in our stores.

(i)	Financial Instruments

The carrying amount of long-term debt approximates fair value as of January 31, 2009 and 2008 due to the instrument bearing interest at variable rates. The carrying amount of accounts payable approximates fair value because of its short maturity period.

(j)	Stock Based Compensation

Determining the amount of share-based compensation to be recorded in the statement of earnings requires us to develop estimates that are used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:
•	Expected volatility – The estimated stock price volatility is derived based upon our historical stock prices over the expected life of the option.

•	Expected life of the option – The estimate of an expected life is calculated based on historical data relating to grants, exercises, and cancellations, as well as the vesting period and contractual life of the option.

•	Risk-free interest rate – The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life of the option.

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

In addition to stock options, we award performance-based stock awards. The grant date fair value of performance-based stock awards is equal to the average of the opening and closing stock price on the day on which they are granted. Compensation expense is recognized for these awards if management deems it probable that the performance conditions will be met. Management must use their judgment to determine the probability that a performance condition will be met. If actual results differ from management’s assumptions, future results could be materially impacted.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)

(k)	Advertising Costs

Advertising costs for newspaper, television and other media are expensed as incurred. Advertising expenses, net of allowances from vendors, for the fiscal years 2008, 2007, and 2006 were $7.4 million, $6.3 million, and $7.7 million, respectively.

We receive payments and credits from vendors pursuant to cooperative advertising programs and display allowance agreements. During fiscal years 2008, 2007 and 2006, we received a total of approximately $8.5 million, $8.6 million, and $9.0 million, respectively, for such payments and credits. To the extent such payments are a reimbursement for a specific incremental and identifiable cost such amounts are recorded as a reduction in SG&A expenses at the time the associated advertisement is publicly released. The remainder of these payments and allowances are recorded as a reduction of merchandise inventory and the cost of rental assets and recognized in income as the related merchandise is sold or rented.

(l)	Pre-opening Costs

Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a store’s opening and are expensed as incurred.

(m)	Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is similarly computed, but includes the dilutive effect of stock options outstanding and restricted stock awards.

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

(o)	Impact of Recently Issued Accounting Standards

Effective February 1, 2008, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”) and its related amendments for financial assets and liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Statement Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis. As a result, we will adopt the provisions of SFAS 157 for non-financial assets and liabilities as of February 1, 2009. SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The adoption of FAS 157 had no impact on our results of operations or financial position.

The fair-value hierarchy established in SFAS 157 prioritizes the inputs used in valuation techniques into three levels as follows:
•	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

Hastings Entertainment, Inc.
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

At January 31, 2009 and 2008, we had approximately $0.7 million and $0.5 million, respectively in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.

In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159). SFAS 159 allows companies to elect to measure certain assets and liabilities at fair value and is effective for fiscal years beginning after November 15, 2007. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. We elected not to measure any additional assets or liabilities at fair value that are not already measured at fair value under existing standards. Therefore, the adoption of SFAS 159 had no impact on our results of operations, financial position, or cash flow.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any non-controlling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not allowed. This standard will have an impact only if we enter into a business combination.
(2)   Merchandise Inventories
Merchandise inventories consist of the following:

	January 31,
	2009	2008
Books	$56,339	$62,175
Videos	34,847	43,224
Video Games	19,523	19,206
Music	22,281	28,758
Trends	10,865	9,948
Consumer Electronics	7,485	7,507
Other	1,953	5,983

	153,293	176,801
Less allowance for inventory shrinkage and obsolescence	5,336	5,244

	$147,957	$171,557

During fiscal 2008 and 2007, we purchased approximately 19% and 18%, respectively, of all products (defined herein as merchandise inventories and rental assets) from our top three vendors for each year.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(3)   Property and Equipment
Property and equipment consist of the following:

	January 31,
	2009	2008
Furniture, equipment and software	$164,332	$149,997
Leasehold improvements	68,462	66,054
Buildings and land	258	258
Work in progress	799	890

	233,851	217,199
Less accumulated depreciation	177,266	164,627

Property and equipment, net	$56,585	$52,572

We evaluate underperforming stores on a quarterly basis to determine whether projected future cash flows over the remaining lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the fair value is less than the carrying value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down. During fiscal 2008 and 2006, respectively, we recorded an impairment charge of approximately $0.8 million and $0.9 million. During fiscal 2007, no impairment charges were recorded.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(4)   Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	January 31,
	2009	2008
Allowance for cost of inventory returns	$962	$1,343
Deferred gift card revenue	18,735	17,901
Salaries, vacation, bonus and benefits	4,241	4,447
Short term lease obligations	1,001	1,043
Sales taxes payable	1,810	1,493
Federal income tax payable	7,807	3,449
Other accrued expenses	6,058	6,999

Total	$40,614	$36,675

Merchandise inventories that are not sold can generally be returned to the vendors. The allowance for cost of inventory returns represents estimated costs related to merchandise returned or to be returned to vendors for which credit from the vendor is pending. Because the amount of credit to be received requires estimates, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term.
In the ordinary course of business, we accrue estimated amounts for settlements with certain vendors related to disputed merchandise purchases and returns. Because the ultimate settlement amount requires estimates, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term. During fiscal 2008, 2007, and 2006 we reduced merchandise cost of revenues by approximately $1.6 million, $1.2 million, and $1.6 million, respectively, related to favorable differences between actual settlements with vendors as compared to amounts accrued.

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
Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at January 31, 2009 and 2008 include accruals for the net present value of future minimum lease payments, net of estimated sublease income, and other costs attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in the consolidated statement of earnings.
The following table provides a roll-forward of reserves that were established for these charges for fiscal 2008, 2007 and 2006:

Future Lease
Payments
Balance at January 31, 2006	$709
Additions to provision	176
Changes in estimates	243
Cash outlay, net	(452)

Balance at January 31, 2007	676

Additions to provision	195
Changes in estimates	(82)
Cash outlay, net	(412)

Balance at January 31, 2008	377

Additions to provision	107
Changes in estimates	49
Cash outlay, net	(501)

Balance at January 31, 2009	$32

As of January 31, 2009, the reserve balance, which is net of estimated sublease income, is expected to be paid within the next year.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(6)   Long-term Debt
On January 31, 2009 and January 31, 2008, the balance on the revolving credit facility was $44.5 million and $40.6 million, respectively.
We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on (i) eligible inventory, as defined in the Facility, and (ii) certain rental assets, net of accumulated depreciation less specifically defined reserves. The Facility is limited to a ceiling of $100 million, less a $10 million availability reserve. We can borrow at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR), plus applicable margin depending on the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, which can be adjusted to reduce availability under the Facility. The Lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition, that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves. The Facility contains no financial covenants, prohibits the payment of dividends, includes certain other debt and acquisition limitations, allows for the repurchase of up to $30 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011, at which time any remaining outstanding amounts would be due. At January 31, 2009, we had $38.8 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest being charged under the Facility for fiscal years ending January 31, 2009 and 2008 was 4.0% and 6.6%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2009 was approximately $0.8 million, which reduces the excess availability under the Facility.

Hastings Entertainment, Inc.
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

	Fiscal Year
	2008	2007	2006
Minimum rentals	$25,903	$24,892	$23,759
Contingent rentals	267	297	491
Less sublease income	(130)	(162)	(109)

Rental expense	$26,040	$25,027	$24,141

Future minimum lease payments under non-cancelable operating leases as of January 31, 2009 are:

2009	$24,173
2010	22,568
2011	20,880
2012	18,170
2013	15,595
Thereafter	72,524

Total minimum lease payments	173,910
Less sublease income	254

Net minimum lease payments under operating leases	$173,656

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(8)   Income Taxes
Effective February 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The tax benefit from an uncertain tax position is recognized only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood, on a cumulative basis, of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes. Upon adoption of FIN 48 on February 1, 2007, we recognized an increase in the liability for uncertain tax positions plus total interest and penalties which totaled $838,000 with a corresponding adjustment to retained earnings as of February 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2008	2007
Unrecognized tax positions at beginning of period	$186	$808
Increases in tax positions from prior years	—	—
Decreases in tax positions from prior years	—	—
Increases in tax positions from current year	—	—
Settlements with taxing authorities	—	(622)
Lapse in statute of limitations	—	—

Unrecognized tax positions at end of period	$186	$186

As of January 31, 2009, the Company had gross unrecognized tax benefits related to certain state jurisdictions in the amount of approximately $186,000. If recognized, this amount would result in a favorable effect on our effective tax rate.
We classify interest expense and penalties related to our uncertain tax positions as a component of income tax expense in the statement of earnings. As of January 31, 2009 and 2008, we had current liabilities for penalties and interest in the amount of approximately $211,000 and $192,000, respectively. We recognized approximately $12,000 of interest as a component of income tax during both fiscal years ending January 31, 2009 and 2008.
Income tax expense is comprised of the following:

	Fiscal Year
	2008	2007	2006
Current federal	$10,589	$5,870	$2,883
Current state and local	235	(377)	294
Deferred federal, state, and local	(7,375)	(542)	70

	$3,449	$4,951	$3,247

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
The difference between expected federal income tax expense based upon statutory rates and actual income tax expense is as follows:

	Fiscal Year
	2008		2007		2006
Computed “expected” income tax expense	$2,628	35.0%	$5,319	35.0%	$2,893	35.0%
State and local income taxes, net of federal income tax effect	238	3.2%	471	3.1%	300	3.6%
Interest on settlement of federal tax exam	800	10.7%	—	—	—	—
Other tax reserve adjustments	(217)	(3.0%)	(839)	(5.5%)	54	0.7%

	$3,449	45.9%	$4,951	32.6%	$3,247	39.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Year
	2008	2007
Deferred tax assets:
Gift cards	$7,238	$1,178
Abandoned leases	12	145
Deferred rent and lease incentives	1,879	1,899
Inventories	2,269	1,037
Property and equipment	8,654	7,803

Other	1,557	1,310

Total deferred tax assets	21,609	13,372

Deferred tax liabilities:
Rental assets	(7,995)	(7,175)

Total deferred tax liabilities	(7,995)	(7,175)

Net deferred tax assets	$13,614	$6,197

Hastings and its subsidiary file a consolidated U.S. Federal income tax return as well as separate, unitary and combined income tax returns in several state jurisdictions. The Company is subject to U.S. Federal income tax examinations for fiscal years after 2006, and state jurisdictions have statutes of limitations generally ranging from three to five years. During fiscal 2008, the Internal Revenue Service (“IRS”) completed an audit of our previously filed U.S. federal tax returns for fiscal years 2004, 2005, and 2006. We recorded a discrete tax charge of approximately $0.8 million related to this audit. The IRS audit resulted in a change in our tax method used to account for gift cards, and the $0.8 million represents interest due as a result of the audit.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(9)   Earnings Per Share
The computations of basic and diluted earnings per share are as follows:

	Fiscal Year
	2008	2007	2006
Net earnings	$4,059	$10,245	$5,019

Average shares outstanding:
Basic	10,122	10,797	11,244
Effect of dilutive stock-based awards	202	258	274

Diluted	10,324	11,055	11,518

Earnings per share:
Basic	$0.40	$0.95	$0.45

Diluted	$0.39	$0.93	$0.44

Options to purchase 334,151 shares of Common Stock at exercise prices ranging from $6.60 to $10.64 per share outstanding at January 31, 2009; 185,794 shares of Common Stock at exercise prices ranging from $7.215 to $13.00 per share outstanding at January 31, 2008; and 184,156 shares of Common Stock at exercise prices ranging from $6.82 to $13.64 per share outstanding at January 31, 2007, were not included in the computation of diluted income per share because their inclusion would have been anti-dilutive.
(10)   Benefit Plans
Our 401(k) plan permits full-time employees who have attained age 21 and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the 401(k) plan and elect to contribute up to 25% of their salary, subject to federal limitations, to the plan. Employer contributions include a quarterly guaranteed match of 25% of employee contributions up to a maximum of 6% deferral of compensation and are allocated solely to those employees who are participating in the plan and are employed on the last day of the plan quarter or who became disabled or have died or retired during the plan quarter. Also included is a discretionary match based on specific criteria reviewed every fiscal six-month period by management and approved by the Board of Directors. This discretionary match is allocated solely to those employees who are participating in the plan and are employed on the last day of the six-month period. Discretionary matching amounts are not material to the financial statements or results of operations.
Our Associate Stock Ownership Plan (“ASOP”) permits full-time employees who have attained age 21 and completed one year of service and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the ASOP. Employer contributions are determined at the discretion of the Board of Directors (“Board”). The Board elected not to contribute to the ASOP during fiscal 2008, nor do they plan to contribute to the plan during fiscal 2009. The contribution is based on a percentage of participants’ eligible compensation. Common shares held by the ASOP were 485,234, 512,368, and 552,896, at January 31, 2009, 2008, and 2007, respectively. Shares issued and held under the ASOP are included as outstanding shares for the purposes of calculating income per share.
Amounts expensed related to the 401(k) and ASOP Plans were approximately $0.3 million, $0.3 million, and $0.7 million for fiscal 2008, 2007, and 2006, respectively.
We maintain a defined contribution supplemental executive retirement plan (“SERP”). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under our other

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
retirement plans. Annual contributions range from 5% to 10% of base pay plus bonus depending upon the participant’s age. For each of the five plan years beginning January 1, 2006 and ending December 31, 2010, we will contribute as a transitional contribution an additional 10% of base pay plus bonus for participants, the sum of whose age and service with the Company was at least 60 on January 1, 2006. Contributions into the SERP are invested in available-for-sale securities. As of January 31, 2009 and 2008, we had approximately $0.7 million and $0.5 million, respectively in SERP assets, which are recorded at fair market value on the consolidated balance sheets in “Other Assets.” The SERP accounts vest on the earliest occurrence of (i) the date the sum of the participant’s age and service with the Company equals 60, (ii) the participant’s death, (iii) the participant’s disability, (iv) the date of involuntary termination occurring within two years from the date of a change in control, or (v) the date the participant’s employment is terminated without cause, all as defined in the SERP plan. We recorded an expense related to the SERP of approximately $0.3 million during each fiscal year ended January 31, 2009, 2008, and 2007.
11)   Shareholders’ Equity
We have seven stock option plans: the 1991 and 1994 Stock Option Plans; the 1996, 2002, and 2006 Incentive Stock Plans; and the 1996 and 2002 Outside Directors Plans (for non-employee directors). A total of 505,900 shares may be granted under each of the 1991 and 1994 Stock Option Plans, 632,375 shares may be granted under the 1996 Incentive Stock Plan, 500,000 shares may be granted under each of the 2002 and 2006 Incentive Stock Plans, 101,180 shares may be granted under the 1996 Outside Directors Plan and 200,000 shares may be granted under the 2002 Outside Directors Plan. As of January 31, 2009, we had 408,471 options available for future grants under all stock option plans.
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
The 1996, 2002, and 2006 Incentive Stock Plans also authorize the granting of stock appreciation rights, restricted stock, dividend equivalent rights, stock awards, and other stock-based awards to officers, other associates, directors, and consultants of the Company.
We also have two stock grant plans: the 1998 and 2002 Stock Grant Plans for Outside Directors. These plans authorize the granting of shares of stock to Outside Directors. We issue annual grants of shares of common stock valued at $10,000 per outside Director from these plans.

Hastings Entertainment, Inc.
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
The following assumptions were used in the calculation of fair value:

	Fiscal Year
	2008	2007	2006
Expected dividend yield	—	—	—
Risk-free interest rate	2.08%	3.30%	4.79%
Expected life in years	4.57	4.47	4.92
Historical Volatility	0.47	0.44	0.51

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
A summary of information with respect to stock option plans for fiscal years 2008, 2007, and 2006, and changes during the periods then ended, is presented below.

		Weighted-
		average exercise
	Options (in	price
	actual shares)	(in dollars)
Outstanding at January 31, 2006	1,603,867	$6.50
Granted	107,680	7.31
Exercised	(210,040)	3.96
Forfeited and expired	(453,006)	10.78

Outstanding at January 31, 2007	1,048,501	$5.26
Granted	75,150	9.39
Exercised	(149,768)	4.74
Forfeited and expired	(68,510)	8.37

Outstanding at January 31, 2008	905,373	$5.45
Granted	162,650	3.08
Exercised	(88,428)	3.70
Forfeited and expired	(18,150)	9.44

Outstanding at January 31, 2009	961,445	$5.14

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2009, 2008, and 2007 was approximately $405,000, $439,000, and $674,000, respectively. The total fair value of stock options granted for the fiscal years ended January 31, 2009, 2008, and 2007 was approximately $201,000, $271,000, and $373,000, respectively. The total fair value of stock option shares vested during the fiscal year ended January 31, 2009 was approximately $132,000. No stock option shares vested during the fiscal years ended January 31, 2008 or 2007.
As of January 31, 2009 and 2008, we had a total of 138,383 option shares with a weighted average exercise price of $8.52; and 151,715 option shares with a weighted average exercise price of $8.38, respectively, that were unvested.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
At January 31, 2009, the options outstanding and options exercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

		Weighted-	Weighted-	Aggregate
		average exercise	average remaining	intrinsic value
	Options	price (in dollars)	contractual life	(in thousands)
Range: $1.33 to $4.99
Options outstanding and exercisable at January 31, 2009	291,720	$3.25	3.06 years	$602
Options outstanding and unexercisable at January 31, 2009	130,000	$1.72	8.95 years	$103,956

Range: $5.00 to $9.99
Options outstanding and exercisable at January 31, 2009	398,781	$6.40	4.43 years	—
Options outstanding and unexercisable at January 31, 2009	121,888	$8.29	8.23 years	—

Price: $10.00 to $10.64
Options outstanding and exercisable at January 31, 2008	6,195	$10.64	3.85 years	—
Options outstanding and unexercisable at January 31, 2008	12,861	$10.64	3.85 years	—
At January 31, 2009, 2008, and 2007, the number of options exercisable was 696,696, 766,990, and 943,351, respectively, and the weighted-average exercise price of those options was $5.12, $4.90, and $5.26, respectively.
The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model is as follows (in dollars):

	Weighted Average Exercise price for			Weighted Average Fair value
	for Fiscal Year			Fiscal Year
	2008	2007	2006	2008	2007	2006
Options granted at market price	$3.29	$8.97	$7.29	$1.36	$3.86	$3.64

Options granted at prices exceeding market price	$1.86	$10.64	$7.94	$0.53	$2.83	$3.06

Total options granted	$3.08	$9.39	$7.39	$1.24	$3.60	$3.55
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

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
conditions are achieved. Compensation expense for these awards is recognized from the date of grant through the vesting date, once it is deemed probable that the performance conditions will be met.
A summary of information with respect to performance-based restricted stock awards for fiscal years 2008, 2007, and 2006, and changes during the periods then ended, is presented below.

		Weighted-average
	Awards	grant date fair value
	(in actual shares)	(in dollars)

Outstanding at January 31, 2006	—	$—
Granted	130,830	6.55
Vested	—	—
Forfeited and expired	—	—

Outstanding at January 31, 2007	130,830	$6.55
Granted	152,500	9.67
Vested	—	—
Forfeited and expired	—	—

Outstanding at January 31, 2008	283,330	$8.23
Granted	—	—
Vested	—	—
Forfeited and expired	(108,330)	7.78

Outstanding at January 31, 2009	175,000	$8.50

During fiscal 2007, we determined that it was probable that the performance conditions related to 155,830 performance-based stock awards would be met. Of this amount, the performance conditions related to 47,500 performance-based stock awards were met. Accordingly, we recognized approximately $96,000 and $75,000 of stock compensation expense related to these awards during fiscal 2008 and 2007, respectively. During the third quarter of fiscal 2008, we determined that it was no longer probable that the performance conditions related to the remaining 108,330 performance-based stock awards would be met. As a result, approximately $339,000 of related stock compensation expense which had been previously recognized in earlier periods was reversed. Furthermore, as of January 31, 2009, we had not achieved the performance conditions related to the 108,330 performance-based stock awards and the period to do so expired. As a result, 108,330 performance-based stock awards expired during the fiscal year and will not be awarded.
As of January 31, 2009, we had total unrecognized compensation expense related to all unvested performance-based stock awards of approximately $1.3 million. If the performance conditions for these awards are met, the related expense is expected to be recognized over a weighted average period of 1.96 years. Of this amount, approximately $1.2 million is related to performance-based stock awards for which we currently estimate it is not probable that the performance conditions will be met, and therefore no compensation expense has been recognized.
(13)   Supplemental Cash Flow Information
Cash payments for interest during fiscal 2008, 2007 and 2006 totaled $2.1 million, $3.2 million, and $3.5 million, respectively. Cash payments for income taxes during fiscal 2008, 2007 and 2006 totaled $6.4 million, $4.8 million, and $6.1 million, respectively.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(14)   Commitments and Contingencies
The Company is obligated to pay certain studios minimum amounts associated with certain revenue-sharing agreements related to rental assets. As of January 31, 2009, such minimum future payments approximated $0.7 million, which are expected to be paid during fiscal 2009.
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

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(15)   Interim Financial Results (Unaudited)

Fiscal year 2008:	Quarter
	First	Second	Third	Fourth

Total revenues	$131,936	$125,666	$114,268	$166,878
Total cost of revenues	82,923	79,779	72,997	111,029
Gross profit	49,013	45,887	41,271	55,849
Selling, general and administrative expenses	43,694	44,348	45,860	48,609
Pre-opening expenses	2	11	98	122
Operating income (loss)	5,317	1,528	(4,687)	7,118
Interest (expense) and other income, net	(455)	(430)	(444)	(439)
Income (loss) before taxes	4,862	1,098	(5,131)	6,679
Income tax expense (benefit)	1,873	438	(1,475)	2,613
Net income (loss)	2,989	660	(3,656)	4,066

Basic income (loss) per share	$0.29	$0.06	$(0.36)	$0.41
Diluted income (loss) per share	$0.28	$0.06	$(0.36)	$0.41

Fiscal year 2007:	Quarter
	First	Second	Third	Fourth

Total revenues	$128,012	$125,905	$122,275	$171,493
Total cost of revenues	80,297	80,272	77,867	114,109
Gross profit	47,715	45,633	44,408	57,384
Selling, general and administrative expenses	42,936	43,270	43,591	47,231
Pre-opening expenses	—	—	5	115
Operating income	4,779	2,363	812	10,038
Interest (expense) and other income, net	(681)	(802)	(701)	(612)
Income before taxes	4,098	1,561	111	9,426
Income tax expense (benefit)	1,614	(308)	38	3,607
Net income	2,484	1,869	73	5,819

Basic income per share	$0.23	$0.17	$0.01	$0.55
Diluted income per share	$0.22	$0.17	$0.01	$0.54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.
ITEM 9A. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of January 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, it used the criteria set forth by COSO in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of January 31, 2009, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during our fiscal quarter ending January 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES.
The information presented in Item 9A hereof is hereby incorporated by reference to this Item 9A(T).

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item will be set forth in our Proxy Statement for our 2009 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2008 (our “Proxy Statement”), under the heading “Proposal No. 1: Election of Two Directors,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Company” in Part I of this Form 10-K, which information is incorporated herein by reference.
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

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a	)	1. The following consolidated financial statements of the Company are included in Part II, Item 8:

		Report of Independent Registered Public Accounting Firm	33
		Consolidated Balance Sheets as of January 31, 2009 and 2008	34
		Consolidated Statements of Earnings for the years ended January 31, 2009, 2008, and 2007	35
		Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2009, 2008, and 2007	36
		Consolidated Statements of Cash Flows for the years ended January 31, 2009, 2008, and 2007	37
		Notes to Consolidated Financial Statements	38

		2. The following financial statement schedule and other information required to be filed by Items 8 and 15(d) of Form 10-K are included in Part IV:

		Financial Statement Schedule II — Valuation and Qualifying Accounts and Reserves	64

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

Exhibit
Number			Description
3.1		(1)	Third Restated Articles of Incorporation of the Company.

3.1		(11)	Amended and Restated Bylaws of the Company.

4.1		(2)	Specimen of Certificate of Common Stock of the Company.

4.2		(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3		(11)	Amended and Restated Bylaws of the Company (see 3.1 above).

10.1		(1)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.

10.2	*	(1)	Hastings Amended 1996 Incentive Stock Plan.

10.3	*	(2)	Hastings 1994 Stock Option Plan.

10.4	*	(2)	Hastings 1991 Stock Option Plan.

10.5	*	(1)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.

10.6	*	(1)	Hastings Employee Stock Ownership Plan Trust Agreement.

10.7	*	(2)	Chief Executive Officer Stock Option, as amended.

10.8	*	(1)	Corporate Officer Incentive Plan.

10.9	*	(1)	Management Stock Purchase Plan.

10.10	*	(1)	Management Incentive Plan.

10.11	*	(1)	Salary Incentive Plan.

10.12	*	(1)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

10.13	*	(3)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company

10.14		(4)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

10.15		(1)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

10.16	*	(2)	Stock Grant Plan for Outside Directors.

10.17	*	(2)	Form of Employment Agreement by and between the Company and certain of its executives.

Exhibit
Number		Description
10.18	(5)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

10.19	(6)	Loan and Security Agreement, dated August 29, 2000 between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.20	(7)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.

10.21	(8)	Amended Loan and Security Agreement, dated December 9, 2003, between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.22	(9)	Severance Agreement and Release with Robert Berman, dated March 19, 2005.

10.23	(9)	Amended Loan and Security Agreement, dated July 11, 2005, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.24	(9)	Severance Agreement and Release with Steve Hicks, dated December 16, 2005.

10.25	(9)	Amended Loan and Security Agreement, dated February 28, 2006, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.26	(10)	Severance Agreement and Release with David Moffatt, dated April 5, 2006.

10.27	(10)	Employment Agreement with Michael Rigby, dated December 5, 2005.

10.28	(10)	Amended Loan and Security Agreement, dated February 27, 2007, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.29	(13)	Amendments to the Employment Agreement by and between the Company and Dan Crow, dated August 1, 2008.

10.30	(13)	Amendments to the Employment Agreement by and between the Company and Alan Van Ongevalle (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.

10.31	(13)	Amendments to the Employment Agreement by and between the Company and Susan Dasse (as described in the Form 8-K filed by the Company on May 2, 2008), dated August 1, 2008.

10.32	(13)	Amendments to the Employment Agreement by and between the Company and Kevin Ball, dated August 1, 2008.

10.33	(13)	Amendments to the Employment Agreement by and between the Company and John Hintz (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.

10.34	(13)	Amendments to the Employment Agreement by and between the Company and Victor Fuentes (as described in the Form 8-K filed by the Company on October 18, 2007), dated August 1, 2008.

10.35	(13)	Amendments to the Employment Agreement by and between the Company and Philip McConnell (as described in the Form 8-K filed by the Company on June 12, 2006), dated August 1, 2008.

10.36	(12)	Amendments to the Employment Agreement by and between the Company and John H Marmaduke, dated February 1, 2009.

21.1	(13)	Subsidiaries of the Company.

23.1	(13)	Consent of Ernst & Young LLP.

24.1	(13)	Powers of Attorney (included on signature page).

31.1	(13)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d- 14(a).

31.2	(13)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d- 14(a).

32.1	(13)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

Exhibit
Number		Description
	(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.

	(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated June 11, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

	(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.

	(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 31, 2000, and incorporated herein by reference.

	(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.

	(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, and incorporated herein by reference.

	(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, and incorporated herein by reference.

	(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, and incorporated herein by reference.

	(11)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008, and incorporated herein by reference.

	(12)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on April 16, 2009, and incorporated herein by reference.

	(13)	Filed herewith.

Financial Statement Schedule II –
HASTINGS ENTERTAINMENT, INC.
Valuation and Qualifying Accounts and Reserves
Years Ended January 31, 2009, 2008 and 2007
(Amounts in thousands)

	Fiscal Year
	2008	2007	2006
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
Balance at the beginning of period	$5,612	$4,916	$3,889
Additions charged to costs and expenses	13,481	13,816	12,957
Deductions for write-offs	(13,343)	(13,120)	(11,930)

Balance at end of period	$5,750	$5,612	$4,916

Reserves added to liabilities:
Allowance for costs of inventory returns:
Balance at the beginning of period	$1,343	$1,586	$1,276
Additions charged to costs and expenses	5,247	4,665	5,241
Deductions for write-offs and payments	(5,628)	(4,908)	(4,931)

Balance at end of period	$962	$1,343	$1,586

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.
Date: April 21, 2009	By:	/s/ Dan Crow
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

Signature	Title	Date
/s/ John H. Marmaduke John H. Marmaduke	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 21, 2009

/s/ Danny W. Gurr Danny W. Gurr	Director	April 21, 2009

/s/ Daryl L. Lansdale Daryl L. Lansdale	Director	April 21, 2009

/s/ Ann S. Lieff Ann S. Lieff	Director	April 21, 2009

/s/ Frank O. Marrs Frank O. Marrs	Director	April 21, 2009

/s/ Jeffrey G. Shrader	Director	April 21, 2009
Jeffrey G. Shrader

INDEX TO EXHIBITS

Exhibit
Number			Description
3.1		(1)	Third Restated Articles of Incorporation of the Company.

3.1		(11)	Amended and Restated Bylaws of the Company.

4.1		(2)	Specimen of Certificate of Common Stock of the Company.

4.2		(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3		(11)	Amended and Restated Bylaws of the Company (see 3.1 above).

10.1		(1)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.

10.2	*	(1)	Hastings Amended 1996 Incentive Stock Plan.

10.3	*	(2)	Hastings 1994 Stock Option Plan.

10.4	*	(2)	Hastings 1991 Stock Option Plan.

10.5	*	(1)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.

10.6	*	(1)	Hastings Employee Stock Ownership Plan Trust Agreement.

10.7	*	(2)	Chief Executive Officer Stock Option, as amended.

10.8	*	(1)	Corporate Officer Incentive Plan.

10.9	*	(1)	Management Stock Purchase Plan.

10.10	*	(1)	Management Incentive Plan.

10.11	*	(1)	Salary Incentive Plan.

10.12	*	(1)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

10.13	*	(3)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company

10.14		(4)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

10.15		(1)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

10.16	*	(2)	Stock Grant Plan for Outside Directors.

10.17	*	(2)	Form of Employment Agreement by and between the Company and certain of its executives.

Exhibit
Number		Description
10.18	(5)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

10.19	(6)	Loan and Security Agreement, dated August 29, 2000 between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.20	(7)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.

10.21	(8)	Amended Loan and Security Agreement, dated December 9, 2003, between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.22	(9)	Severance Agreement and Release with Robert Berman, dated March 19, 2005.

10.23	(9)	Amended Loan and Security Agreement, dated July 11, 2005, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.24	(9)	Severance Agreement and Release with Steve Hicks, dated December 16, 2005.

10.25	(9)	Amended Loan and Security Agreement, dated February 28, 2006, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.26	(10)	Severance Agreement and Release with David Moffatt, dated April 5, 2006.

10.27	(10)	Employment Agreement with Michael Rigby, dated December 5, 2005.

10.28	(10)	Amended Loan and Security Agreement, dated February 27, 2007, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.29	(13)	Amendments to the Employment Agreement by and between the Company and Dan Crow, dated August 1, 2008.

10.30	(13)	Amendments to the Employment Agreement by and between the Company and Alan Van Ongevalle (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.

10.31	(13)	Amendments to the Employment Agreement by and between the Company and Susan Dasse (as described in the Form 8-K filed by the Company on May 2, 2008), dated August 1, 2008.

10.32	(13)	Amendments to the Employment Agreement by and between the Company and Kevin Ball, dated August 1, 2008.

10.33	(13)	Amendments to the Employment Agreement by and between the Company and John Hintz (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.

10.34	(13)	Amendments to the Employment Agreement by and between the Company and Victor Fuentes (as described in the Form 8-K filed by the Company on October 18, 2007), dated August 1, 2008.

10.35	(13)	Amendments to the Employment Agreement by and between the Company and Philip McConnell (as described in the Form 8-K filed by the Company on June 12, 2006), dated August 1, 2008.

10.36	(12)	Amendments to the Employment Agreement by and between the Company and John H Marmaduke, dated February 1, 2009.

21.1	(13)	Subsidiaries of the Company.

23.1	(13)	Consent of Ernst & Young LLP.

24.1	(13)	Powers of Attorney (included on signature page).

31.1	(13)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d- 14(a).

31.2	(13)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d- 14(a).

32.1	(13)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

Exhibit
Number		Description
	(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.

	(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated June 11, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

	(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.

	(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 31, 2000, and incorporated herein by reference.

	(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.

	(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, and incorporated herein by reference.

	(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, and incorporated herein by reference.

	(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, and incorporated herein by reference.

	(11)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008, and incorporated herein by reference.

	(12)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on April 16, 2009, and incorporated herein by reference.

	(13)	Filed herewith.