Form 10-Q
period 2009-04-30
HASTINGS ENTERTAINMENT INC
filed 2009-06-02
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2009
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $.01 par value per share	9,729,134 shares

HASTINGS ENTERTAINMENT, INC.
Form 10-Q
For the Quarterly Period Ended April 30, 2009

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
April 30, 2009 and January 31, 2009
(Dollars in thousands, except par value)

	April 30,	January 31,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,754	$7,449
Merchandise inventories, net	150,917	147,957
Deferred income taxes	10,660	11,180
Prepaid expenses and other current assets	10,791	11,224

Total current assets	176,122	177,810
Rental assets, net of accumulated depreciation of $22,250 and $22,647 at April 30, 2009 and January 31, 2009, respectively	13,295	15,463
Property, equipment and improvements, net of accumulated depreciation of $181,687 and $177,266 at April 30, 2009 and January 31, 2009, respectively	54,620	56,585
Deferred income taxes	3,461	2,434
Intangible assets, net	391	391
Other assets	1,051	1,020

Total Assets	$248,940	$253,703

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$69,919	$61,823
Accrued expenses and other liabilities	34,479	40,614

Total current liabilities	104,398	102,437
Long term debt	35,270	44,507
Other liabilities	5,551	4,723

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 9,729,134 shares outstanding at April 30, 2009; 11,944,544 shares issued and 9,766,818 shares outstanding at January 31, 2009	119	119
Additional paid-in capital	36,702	36,651
Retained earnings	81,653	79,951
Accumulated other comprehensive loss	(41)	(67)
Treasury stock, at cost 2,215,410 shares and 2,177,726 shares at April 30, 2009 and January 31, 2009, respectively	(14,712)	(14,618)

Total Shareholders’ Equity	103,721	102,036

Total Liabilities and Shareholders’ Equity	$248,940	$253,703

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Earnings
For the Three Months Ended April 30, 2009 and 2008
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2009	2008
Merchandise revenue	$104,096	$108,317
Rental revenue	21,597	23,619

Total revenues	125,693	131,936

Merchandise cost of revenue	70,994	74,952
Rental cost of revenue	7,713	7,971

Total cost of revenues	78,707	82,923

Gross profit	46,986	49,013

Selling, general and administrative expenses	43,898	43,694
Pre-opening expenses	2	2

Operating income	3,086	5,317

Other income (expense):
Interest expense	(295)	(472)
Other, net	18	17

Income before income taxes	2,809	4,862

Income tax expense	1,107	1,873

Net income	$1,702	$2,989

Basic income per share	$0.17	$0.29

Diluted income per share	$0.17	$0.28

Weighted-average common shares outstanding:
Basic	9,729	10,362
Dilutive effect of stock awards	29	296

Diluted	9,758	10,658

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2009 and 2008
(Dollars in thousands)

	Three Months Ended
	April 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,702	$2,989
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	3,610	4,037
Purchases of rental assets	(4,459)	(8,363)
Property and equipment depreciation expense	4,850	4,867
Deferred income taxes	(507)	(224)
Loss on rental assets lost, stolen and defective	202	297
Loss on disposal of other assets	169	188
Non-cash stock-based compensation	51	164
Changes in operating assets and liabilities:
Merchandise inventories	(145)	11,011
Prepaid expenses and other current assets	433	658
Trade accounts payable	12,775	(10,563)
Accrued expenses and other current liabilities	(6,135)	(954)
Excess tax benefit from stock option exercises	—	(39)
Other assets and liabilities, net	823	—

Net cash provided by operating activities	13,369	4,068

Cash flows from investing activities:
Purchases of property, equipment, and improvements	(3,054)	(3,490)

Net cash used in investing activities	(3,054)	(3,490)

Cash flows from financing activities:
Borrowings under revolving credit facility	124,060	137,441
Repayments under revolving credit facility	(133,297)	(135,371)
Purchase of treasury stock	(94)	(1,294)
Change in cash overdraft	(4,679)	(1,466)
Proceeds from exercise of stock options	—	94
Excess tax benefit from stock option exercises	—	39

Net cash used in financing activities	(14,010)	(557)

Net increase (decrease) in cash and cash equivalents	(3,695)	21
Cash and cash equivalents at beginning of period	7,449	3,982

Cash and cash equivalents at end of period	$3,754	$4,003

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiary (“Hastings,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating earnings, is generated in the fourth fiscal quarter, which includes the holiday selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
The balance sheet at January 31, 2009 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2010 is referred to as fiscal year 2009.

Hastings Entertainment, Inc
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
As of April 30, 2009, we had 399,971 shares available to grant options or performance based restricted stock shares.
Stock Options
Under our incentive stock plans, options may be granted to directors, officers and associates with an exercise price equal to the fair market value of our common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury shares.
A summary of information with respect to stock option plans for the three months ended April 30, 2009, and changes during the period then ended, is presented below.

		Weighted-average
	Options	exercise price
	(in actual shares)	(in dollars)
Outstanding at January 31, 2009	961,445	$5.14
Granted	8,500	3.53
Exercised	—	—
Expired	(35,480)	6.70

Outstanding at April 30, 2009	934,465	$5.06

There were no stock options exercised during the three months ended April 30, 2009. The total intrinsic value of stock options exercised for the three months ended April 30, 2008 was approximately $101,000. The total fair value of stock options granted for the three months ended April 30, 2009 was approximately $14,000. There were no stock options granted during the three months ended April 30, 2008.
As of April 30, 2009, we had a total of 273,249 option shares outstanding and unvested with a weighted average exercise price of $5.13; and as of April 30, 2008, we had a total of 138,383 option shares outstanding and unvested with a weighted average exercise price of $8.52, respectively.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
At April 30, 2009, the options outstanding, the related weighted-average exercise price, the weighted-average remaining contractual life, and the aggregate intrinsic value for the ranges of exercise prices are shown in the table below.

			Weighted-
		Weighted-average	average	Aggregate intrinsic
	Options	exercise price	remaining	value
	(in shares)	(in dollars)	contractual life	(in dollars)
Range: $1.33 to $4.99
Options outstanding and exercisable at April 30, 2009	291,720	$3.25	2.82 years	$96,889
Options outstanding and unexercisable at April 30, 2009	138,500	$1.83	8.78 years	$242,181

Range: $5.00 to $9.99
Options outstanding and exercisable at April 30, 2009	363,301	$6.38	4.60 years	—
Options outstanding and unexercisable at April 30, 2009	121,888	$8.29	7.99 years	—

Price: $10.00 to $10.64
Options outstanding and exercisable at April 30, 2009	6,195	$10.64	3.61 years	—
Options outstanding and unexercisable at April 30, 2009	12,861	$10.64	3.61 years	—
At April 30, 2009, the number of options exercisable was 661,216, the weighted-average exercise price per share of those options was $5.04, and the total intrinsic value of those options was $96,889.
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
A summary of information with respect to performance based restricted stock awards for the three months ended April 30, 2009, and changes during the period then ended is presented below:

		Weighted-average grant
	Awards	date fair value
	(in shares)	(in dollars)
Outstanding at January 31, 2009	175,000	$8.50
Granted	—	—
Vested	(23,750)	5.37
Cancelled and expired	—	—

Outstanding at April 30, 2009	151,250	$8.99

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
The performance conditions related to performance-based stock awards covering 47,500 shares were met during fiscal 2007, and performance-based stock awards covering 23,750 of these shares vested during the first quarter of fiscal 2009. We recognized approximately $8,000 of stock compensation expense related to the remaining performance-based stock awards covering 23,750 shares during the three months ended April 30, 2009.
As of April 30, 2009, we had total unrecognized compensation expense related to all unvested performance-based stock awards of approximately $1.3 million. If the performance conditions for these awards are met, the related expense is expected to be recognized over a weighted average period of 2.02 years. Of this amount, approximately $1.2 million is related to performance-based stock awards for which we currently estimate it is not probable that the performance conditions will be met, and therefore no compensation expense has been recognized.
We had performance-based stock awards covering a total of 151,250 shares with a weighted average grant date fair value of $8.99 per share and performance-based stock awards covering a total of 283,330 shares with a weighted average grant date fair value of $8.23 per share, that were unvested as of April 30, 2009 and 2008, respectively.
3. Store Closing Reserve
From time to time and in the normal course of business, we evaluate our store base to determine if we need to close one or more stores. Such evaluations include, among other factors, current and future profitability, market trends, age of store and lease status.
Amounts in Accrued Expenses and Other Liabilities include accruals for the estimated fair value of future minimum lease payments and other costs attributable to closed or relocated stores, net of estimated sublease income. Expenses related to store closings are included in Selling, General and Administrative expenses in our consolidated statements of earnings.
The following tables provide a rollforward of reserves that were established for these charges for the three months ended April 30, 2009 and 2008.

Balance at January 31, 2009	$32
Changes in estimates	10
Additions to provision	—
Cash outlay	(30)

Balance at April 30, 2009	$12

Balance at January 31, 2008	$377
Changes in estimates	(32)
Additions to provision	—
Cash outlay	(71)

Balance at April 30, 2008	$274

As of April 30, 2009, the reserve balance, which is net of estimated sublease income, is expected to be paid within the current fiscal year.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Income per Share
The computations for basic and diluted income per share are as follows:

	Three Months Ended April 30,
	2009	2008
Net income	$1,702	$2,989

Average shares outstanding:
Basic	9,729	10,362
Effect of stock awards	29	296

Diluted	9,758	10,658

Income per share:
Basic	$0.17	$0.29

Diluted	$0.17	$0.28

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended April 30,
	2009	2008
Shares of common stock underlying options	820	173

Exercise price range per share	$2.66 to $10.64	$7.22 to $13.00

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
5. Fair Value Measurements
Effective February 1, 2008, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”) and its related amendments for financial assets and liabilities measured at fair value on a recurring basis. In February 2008, The FASB issued FASB Statement Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis. Effective February 1, 2009, we adopted the provisions of SFAS 157 for non-financial assets and liabilities. SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The adoption of FAS 157, for both financial and non-financial assets and liabilities, had no significant impact on our results of operations, financial position or cash flows.
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
At April 30, 2009 and January 31, 2009, we had approximately $0.7 million and $0.5 million, respectively, in assets which are carried at fair value on a recurring basis. We have no assets or liabilities that are measured at fair value on a non-recurring basis. These assets consist of available-for-sale investments held in a trust related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
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

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the extremely challenging times that the U.S. and global economies are currently experiencing and the possibility that general economic conditions could deteriorate further, the conditions of which have had and will continue to have an adverse impact on spending by Hastings current retail customer base and potential new customers; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report on Form 10-Q.
General
Incorporated in 1972, Hastings is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games, video game consoles, and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards, and seasonal merchandise. As of April 30, 2009, we operated 153 superstores primarily in medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, DVDs and music. We have one wholly-owned subsidiary, Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end on January 31st of each following calendar year. For example, the twelve-month period ending January 31, 2010, is referred to as fiscal 2009, and the twelve-month period ended January 31, 2009 is referred to as fiscal 2008.
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
Impairment or Disposal of Long-Lived Assets. We evaluate under-performing stores on a quarterly basis to determine whether projected future cash flows over the remaining lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the estimated fair value is less than the carrying value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down.
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
The tax benefit from an uncertain tax position is recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has greater than fifty percent likelihood, on a cumulative basis, of being realized upon ultimate settlement. We recognize interest and penalties relating to any uncertain tax positions as a component of income tax expense.
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

	Three Months Ended
	April 30,
	2009	2008
Merchandise revenue	82.8%	82.1%
Rental revenue	17.2	17.9

Total revenues	100.0	100.0

Merchandise cost of revenue	68.2	69.2
Rental cost of revenue	35.7	33.8

Total cost of revenues	62.6	62.9

Gross profit	37.4	37.1

Selling, general and administrative expenses	34.9	33.1
Pre-opening expenses	—	—

Operating income	2.5	4.0

Other income (expense):
Interest expense	(0.2)	(0.3)
Other, net	—	—

Income before income taxes	2.3	3.7

Income tax expense	0.9	1.4

Net income	1.4%	2.3%

Summary of Superstore Activity

	Three Months Ended		Year Ended
	April 30,		January 31,
	2009	2008	2009
Beginning number of stores	153	153	153
Openings	—	—	2
Closings	—	—	(2)

Ending number of stores	153	153	153

Financial Results for the First Quarter of Fiscal Year 2009
Revenues. Total revenues for the first quarter decreased approximately $6.2 million, or 4.7%, to $125.7 million compared to $131.9 million for the first quarter of fiscal 2008. Included in fiscal 2008 was approximately $2.0 million in revenues resulting from an additional day of sales due to leap year. Excluding this extra day of sales, total revenues for the first quarter decreased approximately $4.2 million, or 3.2%. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended April 30,
	2009		2008
		Percent of		Percent of	(Decrease)
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$104,096	82.8%	$108,317	82.1%	$(4,221)	-3.9%
Rental revenue	21,597	17.2%	23,619	17.9%	(2,022)	-8.6%

Total revenues	$125,693	100.0%	$131,936	100.0%	$(6,243)	-4.7%

Comparable-store revenues (“Comp”):

	Fiscal
		2009
	2009	(excludes leap day)
Total	-5.9%	-4.4%
Merchandise	-5.1%	-3.7%
Rental	-9.3%	-7.6%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended April 30,
			2009
	2009	2008	(excludes leap day)
Hardback Café	8.5%	14.2%	10.0%
Electronics	5.5%	26.8%	7.1%
Trends	5.1%	36.8%	6.6%
Consumables	4.5%	12.5%	6.4%
Books	0.2%	5.6%	1.7%
Movies	-5.7%	3.2%	-4.3%
Video Games	-10.4%	29.8%	-9.1%
Music	-15.2%	-16.0%	-13.9%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the internet are included and closed stores are removed from each comparable period for the purpose of calculating Comps. The following discussion of merchandise and rental Comp sales excludes the additional day of sales due to leap year.
Hardback Café Comps increased 10.0% primarily as a result of an additional four cafés open, in existing stores, during the quarter compared to the same period in the prior year and increased sales of specialty café drinks and mugs. Electronics Comps increased 7.1% for the quarter primarily due to strong sales of digital converter boxes, third-party gift cards and Blu-ray DVD players, partially offset by lower sales of portable electronic devices, including MP3 players. Trends Comps increased 6.6% for the quarter primarily due to strong sales of apparel and action figures, partially offset by lower sales of plush products and greeting cards. Key drivers in the apparel category included t-shirts, sports apparel, and bags. Consumables Comps increased 6.4% for the quarter, primarily due to strong sales of seasonal candy as well as candy and snacks cross-merchandised on our video rental wall. Book Comps increased 1.7% for the period. Strong sales of used and value books, as well as strong sales of new hardbacks were offset by lower sales of magazines. Strong performers during the quarter included the Twilight Saga

Series by Stephenie Meyer and The Shack by William P. Young. Movie Comps decreased 4.3% for the quarter, primarily resulting from lower sales of new DVDs, partially offset by increased sales of Blu-ray DVDs and Used DVDs. Video Game Comps decreased 9.1% primarily due to lower sales of older generation video games and lower sales of video game consoles, partially offset by increased sales of used video games for the Microsoft XBOX 360, Sony Playstation 3, and Nintendo Wii. Music Comps decreased 13.9% for the quarter due to lower sales of new and used CDs, resulting directly from a continued industry decline as well as reduced footprint in thirty-one stores. Merchandise Comps, excluding the sale of music, decreased 1.3% for the quarter.
Rental Comps decreased 7.6% for the first quarter, primarily due to fewer rentals of new DVDs and increased promotions offered during the current quarter, partially offset by increased rentals of Blu-ray movies and video games. Rental Video Game Comps increased 4.3% for the period while Rental Movie Comps decreased 9.0%.
Gross Profit — Merchandise. For the first quarter, total merchandise gross profit dollars decreased approximately $0.3 million, or 0.9%, to $33.1 million from $33.4 million for the same period in the prior year primarily due to lower revenues, partially offset by increased margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 31.8% for the quarter compared to 30.8% for the same period in the prior year, primarily resulting from lower markdown expense and costs to return product, partially offset by increased shrinkage expense.
Gross Profit — Rental. For the first quarter, total rental gross profit dollars decreased approximately $1.7 million, or 10.9%, to $13.9 million from $15.6 million for the same period in the prior year primarily due to lower rental revenues partially offset by lower rental shrinkage expense. As a percentage of total rental revenue, rental gross profit decreased to 64.3% for the quarter compared to 66.3% for the same period in the prior year primarily as a result of lower rental revenues.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 34.9% for the first quarter compared to 33.1% for the same quarter in the prior year, primarily as a result of lower revenues. SG&A increased approximately $0.2 million during the quarter, or 0.5%, to $43.9 million compared to $43.7 million for the same quarter last year.
Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flows from operating activities, including trade credit from vendors, and borrowings under our revolving credit facility, with the most significant source in the first quarter of fiscal 2009 and 2008 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, and store reformations for the next twelve months.
At April 30, 2009, total outstanding debt was approximately $35.3 million. We project our outstanding debt level will be in the range of $49.5 million to $52.5 million by the end of fiscal 2009. At April 30, 2009, we had approximately $49.1 million in excess availability, after the $10 million availability reserve, under the Facility (as defined below).
Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities totaled approximately $13.4 million for the three months ended April 30, 2009, compared to $4.1 million for the three months ended April 30, 2008. Net earnings for the quarter were approximately $1.7 million compared to net earnings of $3.0 million for the same period in fiscal 2008. Merchandise inventories increased $0.1 million for the quarter, compared to a decrease of $11.0 million during the same period in fiscal 2008, primarily due to the timing of merchandise returns resulting from lower inventory levels at the beginning of the quarter as compared to the prior year. Trade accounts payable increased approximately $12.8 million for the quarter compared to a decrease of $10.6 million in the same period of fiscal 2008 resulting from increased large deal purchases during the first quarter of fiscal 2009. Merchandise inventories, net of trade payables, decreased approximately $5.1 million for the quarter, compared to an increase of $4.7 million during the same period in the prior year. Accrued expenses and other liabilities decreased approximately $6.1 million during the quarter compared to a decrease of $1.0 million during the same period in fiscal 2008, primarily driven by the timing of payments of federal income taxes.
Investing Activities. Net cash used in investing activities decreased approximately $0.4 million from $3.5 million for the three months ended April 30, 2008, to $3.1 million for the three months ended April 30, 2009.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the three months ended April 30, 2009, cash used in financing activities was approximately $14.0 million compared to $0.6 million for the three months ended April 30, 2008, primarily resulting from net repayments to our credit facility during the quarter of approximately $9.2 million compared to net borrowings of $2.1 million for same period in the prior year. Changes in our cash overdraft position increased from a use of $1.5 million for the three months ended April 30, 2008 to a use of $4.7 million for the three months ended April 30, 2009, due to the timing of payments issued to vendors during the period. The Company purchased approximately $0.1 million of treasury stock during the three months ended April 30, 2009 compared to $1.3 million during the three months ended April 30, 2008.
Capital Structure. We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on (i) eligible inventory, as defined in the Facility, and (ii) certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. We can borrow at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”), plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition, that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves. The Facility contains no financial covenants, prohibits the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $27.3 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At April 30, 2009, we had $49.1 million in excess availability, after the $10 million availability reserve, under the Facility. We expect to have $24.0 to $27.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2010. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest being charged under the Facility for the three months ended April 30, 2009, and the fiscal year ended January 31, 2009 were 3.0% and 4.0%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2009, was approximately $0.9 million, which reduces the excess availability under the Facility.
At April 30, 2009, our minimum lease commitments for the remainder of fiscal 2009 were approximately $17.8 million. Total existing minimum operating lease commitments for fiscal years 2009 through 2025 was approximately $172.6 million as of April 30, 2009.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of April 30, 2009, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-

party guarantees, nor does our business ordinarily require us to do so. At April 30, 2009, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2009, outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4 — CONTROLS AND PROCEDURES.
ITEM 4T — CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
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

There has not been any change in our internal control over financial reporting during our fiscal quarter ended April 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.
ITEM 1A — RISK FACTORS.
Our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of common stock for the three months ended April 30, 2009 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total number of	value of shares that
		Average	shares purchased	may yet be
	Total number	price	as part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
Period	purchased (1)	share	or programs	programs (2)
February 1, 2009 through February 28, 2009	1,134	$1.90	1,134	N/A
March 1, 2009 through March 31, 2009	17,650	2.27	17,650	N/A
April 1, 2009 through April 30, 2009	18,900	2.70	18,900	N/A

Total	37,684	$2.47	37,684	$5,614,471

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million worth of our common stock, and prior to fiscal 2008 the Board of Directors had approved additional increases of $17.5 million. On December 8, 2008, the Board approved an additional increase in such limitation of $5.0 million. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.

(2)	A total of 3,457,633 shares have been purchased under the repurchase plan at a total cost of approximately $21.7 million, or approximately $6.27 per share.

ITEM 6 — EXHIBITS.
a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. Any exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this report on Form 10-Q.

Exhibit
Number		Description of Documents
3.1	(1)	Third Restated Articles of Incorporation of the Company.
3.1	(3)	Amended and Restated Bylaws of the Company.
4.1	(2)	Specimen of Certificate of Common Stock of the Company.
4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(3)	Amended and Restated Bylaws of the Company (see 3.1 above).
31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC
Date: June 2, 2009	/s/ Dan Crow
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