Form 10-Q
period 2009-07-31
HASTINGS ENTERTAINMENT INC
filed 2009-09-02
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2009
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
Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009

Common Stock, $.01 par value per share	9,660,884 shares

HASTINGS ENTERTAINMENT, INC.
Form 10-Q
For the Quarterly Period Ended July 31, 2009

INDEX

PART I — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
July 31, 2009 and January 31, 2009
(Dollars in thousands, except par value)

	July 31,	January 31,
	2009	2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,514	$7,449
Merchandise inventories, net	148,555	147,957
Deferred income taxes	10,385	11,180
Prepaid expenses and other current assets	9,859	11,224

Total current assets	173,313	177,810
Rental assets, net of accumulated depreciation of $22,096 and $22,647 at July 31, 2009 and January 31, 2009, respectively	13,763	15,463
Property, equipment and improvements, net of accumulated depreciation of $184,676 and $177,266 at July 31, 2009 and January 31, 2009, respectively	52,423	56,585
Deferred income taxes	3,872	2,434
Intangible assets, net	391	391
Other assets	1,022	1,020

Total Assets	$244,784	$253,703

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$57,185	$61,823
Accrued expenses and other liabilities	33,386	40,614

Total current liabilities	90,571	102,437
Long term debt	45,535	44,507
Other liabilities	5,545	4,723

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized;
11,944,544 shares issued and 9,660,884 shares outstanding at July 31, 2009; 11,944,544 shares issued and 9,766,818 shares outstanding at January 31, 2009	119	119
Additional paid-in capital	36,733	36,651
Retained earnings	81,257	79,951
Accumulated other comprehensive income (loss)	2	(67)
Treasury stock, at cost 2,283,660 shares and 2,177,726 shares at July 31, 2009 and January 31, 2009, respectively	(14,978)	(14,618)

Total Shareholders’ Equity	103,133	102,036

Total Liabilities and Shareholders’ Equity	$244,784	$253,703

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Earnings
For the Three and Six Months Ended July 31, 2009 and 2008
(In thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Merchandise revenue	$97,366	$103,860	$201,462	$212,177
Rental revenue	19,826	21,806	41,423	45,425

Total revenues	117,192	125,666	242,885	257,602

Merchandise cost of revenue	66,788	72,193	137,782	147,145
Rental cost of revenue	6,892	7,586	14,605	15,557

Total cost of revenues	73,680	79,779	152,387	162,702

Gross profit	43,512	45,887	90,498	94,900

Selling, general and administrative expenses	43,878	44,348	87,776	88,042
Pre-opening expenses	1	11	3	13

Operating income (loss)	(367)	1,528	2,719	6,845

Other income (expense):
Interest expense	(272)	(455)	(567)	(927)
Other, net	61	25	79	42

Income (loss) before income taxes	(578)	1,098	2,231	5,960

Income tax expense (benefit)	(182)	438	925	2,311

Net income (loss)	$(396)	$660	$1,306	$3,649

Basic income (loss) per share	$(0.04)	$0.06	$0.13	$0.35

Diluted income (loss) per share	$(0.04)	$0.06	$0.13	$0.34

Weighted-average common shares outstanding:
Basic	9,672	10,250	9,727	10,305
Dilutive effect of stock awards	—	274	75	285

Diluted	9,672	10,524	9,802	10,590

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2009 and 2008
(Dollars in thousands)

	Six Months Ended
	July 31,
	2009	2008
Cash flows from operating activities:
Net income	$1,306	$3,649
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	6,464	7,471
Purchases of rental assets	(10,105)	(13,488)
Property, equipment, and improvements depreciation expense	9,583	9,636
Deferred income taxes	(643)	(905)
Loss on rental assets lost, stolen and defective	466	652
Loss on disposal of other assets	191	269
Non-cash stock-based compensation	156	340
Changes in operating assets and liabilities:
Merchandise inventories	4,276	15,405
Prepaid expenses and other current assets	1,365	923
Trade accounts payable	2,221	(14,182)
Accrued expenses and other current liabilities	(7,228)	(2,914)
Excess tax benefit from stock option exercises	—	(128)
Other assets and liabilities, net	889	56

Net cash provided by operating activities	8,941	6,784

Cash flows from investing activities:
Purchases of property, equipment, and improvements	(5,611)	(10,289)

Net cash used in investing activities	(5,611)	(10,289)

Cash flows from financing activities:
Borrowings under revolving credit facility	255,355	274,821
Repayments under revolving credit facility	(254,327)	(264,499)
Purchase of treasury stock	(434)	(3,077)
Change in cash overdraft	(6,859)	(4,260)
Proceeds from exercise of stock options	—	294
Excess tax benefit from stock option exercises	—	128

Net cash (used in) provided by financing activities	(6,265)	3,407

Net decrease in cash and cash equivalents	(2,935)	(98)
Cash and cash equivalents at beginning of period	7,449	3,982

Cash and cash equivalents at end of period	$4,514	$3,884

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc.
Notes to the Unaudited Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiary (“Hastings,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating income, is generated in the fourth fiscal quarter, which includes the holiday selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
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
We have evaluated subsequent events and transactions for possible recognition or disclosure in the financial statements through September 2, 2009, the date the financial statements were issued and filed with the Securities and Exchange Commission. As a result of this evaluation, there were no subsequent events that required either recognition or disclosure in the financial statements.
Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2010 is referred to as fiscal year 2009.

Hastings Entertainment, Inc.
Notes to the Unaudited Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
2. Stock-Based Compensation
We have various stock incentive plans, which allow us to issue stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other awards. Stock-based compensation is discussed more fully in Note 12 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
For the three months ended July 31, 2009 and 2008, we recognized approximately $55,000 and $126,000, respectively, of stock-based compensation expense. For the six months ended July 31, 2009 and 2008, we recognized approximately $107,000 and $290,000, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, restricted stock units, and performance-based restricted stock awards. For the three and six months ended July 31, 2008, there was no expense related to restricted stock units.
As of July 31, 2009, we had 463,916 shares available to grant stock-based compensation awards under our various stock incentive plans.
Option Exchange
On June 3, 2009, Hastings shareholders approved a proposal to allow for a one-time stock option exchange program (“Option Exchange”), designed to provide eligible associates with an opportunity to exchange certain under-water stock options for a lesser amount of restricted stock units. Stock options eligible for exchange were those with an exercise price of $5.00 or greater, regardless of whether the options were vested or not. Hastings commenced the Option Exchange on June 15, 2009, and the Option Exchange expired on July 13, 2009. A total of 406,717 eligible stock options were tendered by employees, representing 97.2% of the total stock options eligible for exchange. On July 14, 2009, Hastings granted 135,575 restricted stock units in exchange for the eligible stock options surrendered. The Option Exchange resulted in an incremental cost of $126,098, which represents the difference between the fair value of the restricted stock units granted and the exchange date fair value of the eligible options surrendered. The grant date fair value of the restricted stock units was $4.20, which represents the average of the opening and closing prices of Hastings Common Stock on July 14, 2009. The exchange date fair value of the eligible options surrendered was determined using the Black-Scholes option pricing model. The incremental cost associated with the Option Exchange will be recognized over the vesting period of the restricted stock units, which vest ratably over two years from the date of grant. Approximately $3,000 of the incremental cost was recognized during the current quarter as compensation expense.
3. Long-term Debt
On July 31, 2009 and January 31, 2009, the balance on the Facility (as defined below) was $45.5 million and $44.5 million, respectively.
We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on (i) eligible inventory, as defined in the Facility, and (ii) certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. We can borrow at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending on the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition, that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves. The Facility contains no financial covenants, prohibits the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $27.3 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and

Hastings Entertainment, Inc.
Notes to the Unaudited Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
the maturity extended, the Facility matures on August 29, 2011. At July 31, 2009, we had $39.3 million in excess availability, after the $10 million availability reserve, under the Facility. The average rate of interest being charged under the Facility for the three and six months ended July 31, 2009 was 2.5% and 2.7%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of letters of credit at July 31, 2009, was approximately $0.8 million, which reduces the excess availability under the Facility.
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
The following tables provide a rollforward of reserves that were established for these charges for the six months ended July 31, 2009 and 2008.

Balance at January 31, 2009	$32
Changes in estimates	12
Additions to provision	23
Cash outlay	(67)

Balance at July 31, 2009	$—

Balance at January 31, 2008	$377
Changes in estimates	17
Additions to provision	47
Cash outlay	(167)

Balance at July 31, 2008	$274

Hastings Entertainment, Inc.
Notes to the Unaudited Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
5. Income (loss) per Share
The computations for basic and diluted income (loss) per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Net income (loss)	$(396)	$660	$1,306	$3,649

Average shares outstanding:
Basic	9,672	10,250	9,727	10,305
Effect of stock awards	—	274	75	285

Diluted	9,672	10,524	9,802	10,590

Income (loss) per share:
Basic	$(0.04)	$0.06	$0.13	$0.35

Diluted	$(0.04)	$0.06	$0.13	$0.34

The following options to purchase shares of common stock were not included in the computation of diluted income (loss) per share because their inclusion would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2009	2008	2009	2008
Shares of common stock underlying options	534	189	282	181

Exercise price range per share	$1.33 to $8.70	$7.22 to $13.00	$3.39 to $9.00	$7.22 to $13.00
6. Fair Value Measurements
Effective February 1, 2008, we adopted SFAS 157, Fair Value Measurements (“SFAS 157”) and its related amendments for financial assets and liabilities measured at fair value on a recurring basis. In February 2008, the FASB issued FASB Statement Position No. 157-2, Effective Date of FASB Statement No. 157, which delayed for one year the effective date of SFAS 157 for non-financial assets and liabilities measured at fair value on a non-recurring basis. Effective February 1, 2009, we adopted the provisions of SFAS 157 for non-financial assets and liabilities. SFAS 157 defines fair value, establishes a market-based hierarchy for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is applicable whenever another accounting pronouncement requires or permits assets and liabilities to be measured at fair value, but does not require any new fair value measurements. The adoption of FAS 157, for both financial and non-financial assets and liabilities, had no material impact on our results of operations, financial position or cash flows.
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

Hastings Entertainment, Inc.
Notes to the Unaudited Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
At July 31, 2009 and January 31, 2009, we had approximately $0.8 million and $0.7 million, respectively, in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs. For assets or liabilities measured at fair value on a non-recurring basis, there was no material impact as a result of adopting SFAS 157.
The carrying amount of long-term debt approximates fair value as of July 31, 2009 and January 31, 2009 due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. The carrying amount of accounts payable approximates fair value because of its short maturity period.
7. Litigation and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
8. Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any non-controlling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This standard will generally have an impact only if we enter into a business combination.
In April 2009, the FASB issued FASB Staff Position FSP FAS No. 107-1 and APB No. 28-1 (“FSP 107-1”), Interim Disclosures about Fair Value of Financial Instruments. FSP 107-1 requires interim disclosures about the fair value of instruments, similar to what is currently required to be disclosed on an annual basis. We adopted FSP 107-1 during the second quarter of fiscal 2009.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and specifically sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual periods ending after June 15, 2009. Accordingly, we adopted SFAS 165 during the second quarter of fiscal 2009 with no material impact to our financial statements.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (a replacement of FASB Statement No. 162) (“SFAS 168”). This standard established the FASB Accounting Standards Codification™ (“Codification”) as the single source for authoritative U.S. GAAP. The Codification will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. Once effective, the Codification will supersede all accounting standards in U.S. GAAP, aside from those issued by the SEC. The Codification will be effective for us beginning with the third quarter of fiscal 2009.

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the extremely challenging times that the U.S. and global economies are currently experiencing, the conditions of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers, and the possibility that general economic conditions could deteriorate further; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this quarterly report on Form 10-Q.
General
Incorporated in 1972, Hastings is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games, video game consoles, and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards, and seasonal merchandise. As of July 31, 2009, we operated 151 superstores principally in medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, DVDs and music. We have one wholly-owned subsidiary, Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end on January 31st of each following calendar year. For example, the twelve-month period ending January 31, 2010, is referred to as fiscal 2009, and the twelve-month period ended January 31, 2009 is referred to as fiscal 2008.
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
We currently depreciate the cost of our rental assets on an accelerated basis over six months or nine months, except for rental assets purchased for the initial stock of a new store, which are depreciated on a straight-line basis over 36 months. Rental assets, which include DVDs, Books on CD and Video Games, are depreciated to salvage values ranging from $4 to $10. Rental assets purchased for less than established salvage values are not depreciated.
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
Income Taxes. In determining net income for financial statement purposes, we make certain estimates and judgments in the calculation of the income tax provision and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable earnings in the year when we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities on any change in income tax rates in the period that includes the enactment date.

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
Share-Based Compensation. Determining the amount of share-based compensation to be recorded in the statement of earnings requires us to develop estimates that are used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:
•	Expected volatility — The estimated stock price volatility is derived based upon our historical stock prices over the expected life of the option.

•	Expected life of the option — The estimate of an expected life is calculated based on historical data relating to grants, exercises, cancellations, and the vesting period and contractual life of the option.

•	Risk-free interest rate — The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life of the option.
Our stock price volatility and expected option lives involve management’s best estimates at that time, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the vesting period of the option.
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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2009	2008	2009	2008
Merchandise revenue	83.1%	82.6%	82.9%	82.4%
Rental revenue	16.9	17.4	17.1	17.6

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	68.6	69.5	68.4	69.4
Rental cost of revenue	34.8	34.8	35.3	34.2

Total cost of revenues	62.9	63.5	62.7	63.2

Gross profit	37.1	36.5	37.3	36.8

Selling, general and administrative expenses	37.4	35.3	36.1	34.2
Pre-opening expenses	—	—	—	—

Operating income (loss)	(0.3)	1.2	1.2	2.6

Other income (expense):
Interest expense	(0.2)	(0.3)	(0.3)	(0.3)
Other, net	—	—	—	—

Income (loss) before income taxes	(0.5)	0.9	0.9	2.3

Income tax expense (benefit)	(0.2)	0.4	0.4	0.9

Net income (loss)	(0.3)%	0.5%	0.5%	1.4%

Summary of Superstore Activity

	Three Months Ended		Six Months Ended		Year Ended
	July 31,		July 31,		January 31,
	2009	2008	2009	2008	2009
Beginning number of stores	153	153	153	153	153
Openings	—	—	—	—	2
Closings	(2)	(1)	(2)	(1)	(2)

Ending number of stores	151	152	151	152	153

Financial Results for the Second Quarter of Fiscal Year 2009
Revenues. Total revenues for the second quarter decreased approximately $8.5 million, or 6.7%, to $117.2 million compared to $125.7 million for the second quarter of fiscal 2008. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended July 31,
	2009		2008		(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$97,366	83.1%	$103,860	82.6%	$(6,494)	-6.3%
Rental revenue	19,826	16.9%	21,806	17.4%	(1,980)	-9.1%

Total revenues	$117,192	100.0%	$125,666	100.0%	$(8,474)	-6.7%

Comparable-store revenues (“Comp”):

Total	-8.1%
Merchandise	-7.7%
Rental	-10.1%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended July 31,
	2009	2008
Hardback Café	17.2%	6.5%
Electronics	3.3%	25.7%
Consumables	3.0%	10.4%
Trends	0.8%	13.6%
Books	-1.7%	-1.1%
Movies	-8.1%	2.6%
Music	-15.6%	-11.7%
Video Games	-20.9%	4.6%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the internet are included and closed stores are removed from each comparable period for the purpose of calculating Comps.
Hardback Café Comps increased 17.2% for the quarter, compared to the second quarter in the prior year, primarily as a result of the opening of an additional five cafés in existing stores during the quarter and increased sales of specialty café drinks, mugs and baked goods. Electronics department Comps increased 3.3% for the quarter, primarily due to strong sales of third party gift cards, hardware including digital converter boxes and Blu-ray DVD players and accessories for iPods and MP3 players, partially offset by lower sales of refurbished iPods during the quarter. Consumable Comps increased 3.0% for the quarter, primarily resulting from increased sales of assorted candies and gums. Trends Comps increased 0.8% during the quarter. Strong sales of novelty items, including barware, magnets and gag gifts, and increased sales of sports memorabilia, action figures, children’s toys and t-shirts were offset by lower sales of Webkinz plush products and greeting cards. Books Comps decreased 1.7% for the quarter, primarily as a result of lower sales of new hardbacks, new trade paperbacks and magazines, partially offset by strong sales of used and value books. Movie Comps decreased 8.1% for the quarter, primarily due to lower sales of new and used DVDs and lower sales of DVD boxed sets, partially offset by increased sales of Blu-ray DVDs. Music Comps decreased 15.6% for the quarter due to lower sales of new CDs, resulting directly from a continued industry decline and reduced footprint in thirty-eight stores. Merchandise Comps, excluding the sale of new music, decreased 5.7% for the quarter. Video Game Comps decreased 20.9% for the quarter, primarily due to lower sales of video game consoles and lower sales of older generation video games, partially offset by increased sales of used video games for the Nintendo, XBOX 360 and Sony Playstation 3.

Rental Comps decreased 10.1% for the quarter, primarily as a result of fewer rentals of DVDs and increased promotions offered during the current quarter, partially offset by increased rentals of Blu-ray movies and video games. Comparable promotional coupons increased significantly, which decreased Rental Comps by 2.1%. DVD rentals were lower due to fewer titles released with gross box office revenues in the range of $20 million to $80 million, which typically represent our strongest rentals. The decrease in Rental Comps has been driven by fewer titles released in the first six months of fiscal 2009 as well as the de-valuing of the price of a rental movie primarily as a result of the growth of rental kiosks renting movies for a dollar per day. We also implemented a promotion where thousands of titles in our stores now rent for $0.99 per day, which has lowered rental revenues in the short-term. As a result of this promotion, we are seeing a significant increase in units rented along with growth in new customer membership sign-ups. Rental Video Game Comps increased 6.9% for the quarter while Rental Video Comps decreased 12.2%.
Gross Profit — Merchandise. For the second quarter, total merchandise gross profit dollars decreased approximately $1.1 million, or 3.5%, to $30.6 million from $31.7 million for the same period last year, primarily as a result of lower merchandise revenues, partially offset by increased margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 31.4% for the quarter compared to 30.5% for the same period in the prior year resulting from improved inventory management.
Gross Profit — Rental. For the second quarter, total rental gross profit dollars decreased approximately $1.3 million, or 9.2%, to $12.9 million from $14.2 million for the same period in the prior year, primarily due to lower rental revenues. As a percentage of total rental revenue, rental gross profit remained constant at 65.2% for the quarter when compared to the same period in the prior year.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 37.4% for the second quarter compared to 35.3% for the same quarter in the prior year due to deleveraging resulting from lower revenues. SG&A decreased approximately $0.4 million during the quarter, or 0.9%, to $43.9 million compared to $44.3 million for the same quarter last year. In accordance with our management incentive programs, no bonuses were earned for the first six months of fiscal 2009, which represents the majority of the decrease in SG&A from the prior year. Increases in store occupancy costs associated with the operation of new, expanded and relocated stores and increased advertising costs were offset by reductions across most expense categories resulting from improved expense management.
Interest Expense. For the second quarter, interest expense decreased approximately $0.2 million, or 40%, to $0.3 million, compared to $0.5 million during fiscal 2008 resulting primarily from lower interest rates. The average rate of interest charged for the quarter decreased to 2.53% compared to 4.02% for the same period in the prior year.
Financial Results for the Six Months Ended July 31, 2009
Revenues. Total revenues for the six months ended July 31, 2009 decreased approximately $14.7 million, or 5.7%, to $242.9 million compared to $257.6 million for the same period in fiscal 2008. Included in fiscal 2008 was approximately $2.0 million in revenues resulting from an additional day of sales due to leap year. Excluding this extra day of sales, total revenues for the six months ended July 31, 2009 decreased approximately $12.7 million, or 5.0%. The following is a summary of our revenues results (dollars in thousands):

	Six Months Ended July 31,
	2009		2008		(Decrease)
		Percent of		Percent of
	Revenues	Total	Revenues	Total	Dollar	Percent
Merchandise revenue	$201,462	82.9%	$212,177	82.4%	$(10,715)	-5.1%
Rental revenue	41,423	17.1%	45,425	17.6%	(4,002)	-8.8%

Total revenues	$242,885	100.0%	$257,602	100.0%	$(14,717)	-5.7%

Comparable-store revenues (“Comp”):

	Fiscal
			2009
	2009	2008	(excludes leap day)

Total	-7.0%	2.3%	-6.2%
Merchandise	-6.4%	2.2%	-5.7%
Rental	-9.6%	3.0%	-8.7%
Below is a summary of the Comp results for our major merchandise categories:

	Six Months Ended July 31,
			2009
	2009	2008	(excludes leap day)
Hardback Café	12.7%	10.4%	13.5%
Electronics	4.5%	26.5%	5.3%
Consumables	3.8%	11.5%	4.8%
Trends	2.8%	23.8%	3.6%
Books	-0.8%	2.0%	-0.1%
Movies	-6.8%	2.8%	-6.1%
Video Games	-15.4%	16.4%	-14.7%
Music	-15.4%	-14.0%	-14.7%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the internet are included and closed stores are removed from each comparable period for the purpose of calculating Comps. The following discussion of merchandise and rental Comp sales excludes the additional day of sales due to leap year in fiscal 2008.
Hardback Café Comps increased 13.5% for the period, compared to the same period in the prior year, primarily as a result of the opening of an additional five cafés in existing stores during the period, and increased sales of specialty café drinks. Electronics Comps increased 5.3% for the period, primarily due to strong sales of digital converter boxes and increased sales of third party gift cards and Blu-ray DVD players, partially offset by lower sales of refurbished iPods. Consumables Comps increased 4.8% for the period, resulting primarily from increased sales of assorted candies and gums, including seasonal candy, and sales of snacks and candy cross-merchandised on our video rental wall. Trends Comps increased 3.6% for the period, as a result of increased sales of apparel, action figures, toys, novelty items and sports memorabilia, partially offset by lower sales of Webkinz plush products, greeting cards and collectible trading cards. Key drivers in the apparel category included t-shirts, sports themed apparel, accessories and hats. Key drivers in the novelty item category included barware, magnets, gag gifts and key chains. Books Comps decreased 0.1% for the period. Increased sales of used and value books were offset by decreased sales of new hardbacks, new trade paperbacks and magazines. Movies Comps decreased 6.1% for the period, primarily due to lower sales of new and used DVDs and DVD boxed sets, partially offset by increased sales of Blu-ray DVDs. Video Game Comps decreased 14.7% for the period, primarily resulting from lower sales of older generation video games and lower sales of new video game consoles, partially offset by increased sales of used games for the Microsoft XBOX 360, Sony Playstation 3 and Nintendo Wii and increased sales of used video game consoles. Music Comps decreased 14.7% for the period, primarily due to lower sales of new and used CDs, resulting directly from a continued industry decline and reduced footprint in thirty-eight stores. Merchandise Comps, excluding the sale of new music, decreased 3.6% during the period.
Rental Comps decreased 8.7% for the first six months of fiscal 2009, primarily resulting from fewer rentals of DVDs and increased promotions offered during the current period, partially offset by increased rentals of Blu-ray movies and video games. Comparable promotional coupons increased significantly for the first six months of fiscal 2009, which led to a 1.7% decrease in Rental Comps. The decrease in Rental Comps has been driven by fewer titles released in the first six months of fiscal 2009 as well as the de-valuing of the price of a rental movie primarily as a result of the growth of rental kiosks renting movies for a dollar per day, We also implemented a promotion where thousands of titles in our stores now rent for $0.99 per day, which has lowered rental revenues in the short-term. As a result of this promotion, we are seeing a significant increase in units rented along with growth in new customer membership sign-ups. Rental Video Game Comps increased 5.8% for the period, while Rental Movie Comps decreased 10.5%.
Gross Profit — Merchandise. For the current six months, total merchandise gross profit dollars decreased approximately $1.3 million, or 2.0%, to $63.7 million from $65.0 million for the same period in the prior year, primarily due to a decrease in merchandise revenues, partially offset by an increase in merchandise margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 31.6% for the six months ended July 31, 2009 compared to 30.6% for the same period in the prior year, primarily resulting from improved inventory management.
Gross Profit — Rental. For the current six months, total rental gross profit dollars decreased approximately $3.1 million, or 10.4%, to $26.8 million from $29.9 million for the same period in the prior yea,r primarily due to a decrease in rental revenues and lower rental margin rates. As a percentage of total rental revenue, rental gross profit decreased to 64.7% for the six months ended July 31, 2009, compared to 65.8% for the same period in the prior year due primarily to lower revenues.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 36.1% for the current six months compared to 34.2% for the same period in the prior year due to deleveraging resulting from lower revenues. SG&A decreased approximately $0.2 million during the six months ended July 31, 2009, or 0.2%, to $87.8 million compared to $88.0 million for the same period last year. In accordance with our management incentive programs, no bonuses were earned for the first six months of fiscal 2009, which represents the majority of the decrease in SG&A from the prior year. This reduction, along with reductions across most expense categories resulting from improved expense management, were partially offset by increases in store occupancy costs associated with the operation of new, expanded and relocated stores and increased advertising costs.
Interest Expense. For the current six months, interest expense decreased approximately $0.3 million, or 33.3%, to $0.6 million, compared to $0.9 million during fiscal 2008 resulting primarily from lower interest rates. The average rate of interest charged for the period decreased to 2.74% compared to 4.37% for the same period in the prior year.
Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flows from operating activities, including trade credit from vendors, and borrowings under our revolving credit facility, with the most significant source in the first six months of fiscal 2009 being cash flows from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores, and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores and store expansions, reformations and relocations for the next twelve months.

At July 31, 2009, total outstanding debt was approximately $45.5 million. We project our outstanding debt level will be in the range of $45.0 million to $48.0 million by the end of fiscal 2009. At July 31, 2009, we had approximately $39.3 million in excess availability, under the Facility (as defined below), after the $10 million availability reserve.
Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities increased $2.1 million, from $6.8 million for the six months ended July 31, 2008, to $8.9 million for the six months ended July 31, 2009. Net income was approximately $1.3 million for the six months ended July 31, 2009 compared to net income of $3.6 million for the same period in fiscal 2008. Merchandise inventories decreased $4.3 million for the six months ended July 31, 2009 compared to a decrease of $15.4 million during the same period in fiscal 2008, primarily due the timing of merchandise returns resulting from lower inventory levels at the beginning of the period as compared to the prior year and a continued focus on inventory management. Trade accounts payables increased $2.2 million for the six months ended July 31, 2009, compared to a decrease of $14.2 million during the same period in fiscal 2008 primarily due to differences in the timing of payments to vendors surrounding holiday purchases in the current year compared to the prior year. Merchandise inventories, net of trade payables, increased approximately $5.2 million during the current period, compared to an increase of $8.9 million during the same period in the prior year. Purchases of rental assets were $10.1 million for the six months ended July 31, 2009 compared to $13.5 million during the same period in fiscal 2008, resulting primarily from fewer titles release during the first six months of fiscal 2009 and a focus on purchasing management. Accrued expenses and other liabilities decreased $7.2 million for the first six months of fiscal 2009 compared to a decrease of $2.9 million during the same period in fiscal 2008 primarily driven by the timing of federal income tax payments.
Investing Activities. Net cash used in investing activities decreased $4.7 million from $10.3 million for the six months ended July 31, 2008, to $5.6 million for the six months ended July 31, 2009 due to our planned reductions in capital expenditures.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our Facility (described below under “Capital Structure”). For the six months ended July 31, 2009, cash used in financing activities was approximately $6.3 million compared to cash provided by financing activities of $3.4 million for the six months ended July 31, 2008, primarily resulting from net borrowings under our credit facility during the period of approximately $1.0 million compared to net borrowings of $10.3 million for the same period in the prior year. Changes in our cash overdraft position increased from a use of $4.3 million for the six months ended July 31, 2008 to a use of $6.8 million for the six months ended July 31, 2009, due to the timing of payments to vendors during the period. The Company purchased approximately $0.4 million of treasury stock during the six months ended July 31, 2009 compared to $3.1 million during the six months ended July 31, 2008.
Capital Structure. We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on (i) eligible inventory, as defined in the Facility, and (ii) certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. We can borrow at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending on the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition, that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves. The Facility contains no financial covenants, prohibits the payment of dividends, includes certain other debt and acquisition limitations, allows for the repurchase of up to $27.3 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At July 31, 2009, we had $39.3 million in excess availability under the Facility, after the $10 million availability reserve. We expect to have

$29.0 million to $32.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2010. The average rates of interest being charged under the Facility for the three and six months ended July 31, 2009 was 2.5% and 2.7%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of letters of credit at July 31, 2009, was approximately $0.8 million, which reduces the excess availability under the Facility.
At July 31, 2008, our minimum lease commitments for the remaining six months of fiscal 2009 were approximately $11.0 million. Total existing minimum lease commitments for fiscal years 2009 through 2025 were approximately $169.0 million as of July 31, 2009.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of July 31, 2009, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At July 31, 2009, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
Seasonality
As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating income, is generated in the fourth fiscal quarter, which includes the holiday selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of the fourth quarter, which could be impacted by the extremely challenging times that the U.S. and global economies are currently experiencing, the conditions of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses that may have been incurred in the first three quarters of the year. We experience reduced video rental activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of superstore openings, the number and popularity of new book, music and video titles, the cost of the new release or “best renter” titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events and other factors that may affect our operations.

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2009, outstanding balance of the variable rate debt would be approximately $0.5 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

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
There has not been any change in our internal control over financial reporting during our fiscal quarter ended July 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1 — LEGAL PROCEEDINGS.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 1A — RISK FACTORS.
Our Annual Report on Form 10-K for the year ended January 31, 2009, includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of common stock for the three months ended July 31, 2009 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Approximate
			shares purchased	dollar value of
			as part of	shares that may
	Total number	Average	publicly	yet be purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased (1)	per share	or programs	programs (2)
May 1, 2009 through May 31, 2009	9,300	$3.69	9,300	N/A
June 1, 2009 through June 30, 2009	48,800	4.33	48,800	N/A
July 1, 2009 through July 31, 2009	21,400	4.35	21,400	N/A

Total	79,500	$4.26	79,500	$5,368,957

(1)	All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock and prior to fiscal 2008 the Board of Directors had approved additional increases of $17.5 million. On December 8, 2008, the Board of Directors approved an additional increase in such limitation of $5.0 million. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.

(2)	A total of 3,537,133 shares have been purchased under the repurchase plan at a total cost of approximately $22.0 million, or approximately $6.23 per share.

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
We held our annual meeting of shareholders on June 3, 2009. The following persons were elected as directors with a three-year term:

Name	Votes For	Votes Withheld	Abstentions	Broker Non-votes
John H. Marmaduke	6,528,094	2,155,547	—	—
Jeffrey G. Shrader	6,525,691	2,157,950	—	—
In addition, the terms of the following persons as directors continued after the meeting: Ann S. Lieff, Danny W. Gurr, Frank O. Marrs, and Daryl L. Lansdale.
In addition, the shareholders approved the following proposals at the meeting:
The proposal to approve an amendment to the Outside Directors’ Stock Grant Plan was passed, with 6,822,022 shares voted for the amendment and 193,183 shares voted against. An additional 35,759 shares abstained and there were 1,632,677 broker non-votes. The amendment increased the number of shares of common stock available for grants under the Outside Directors’ Stock Grant Plan from 100,000 shares to 175,000 shares.
The proposal to approve a one-time employee stock option exchange program was passed, with 4,311,910 shares voted for the program and 2,731,604 shares voted against. An additional 7,450 shares abstained and there were 1,632,677 broker non-votes. The employee stock option exchange program allowed eligible employees to exchange certain of their stock options for restricted stock units issued by the Company.
The proposal to ratify the appointment of independent registered accountants was passed, with 8,652,670 shares voted for the amendment and 25,449 shares voted against. An additional 5,522 shares abstained and there were no broker non-votes.

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

HASTINGS ENTERTAINMENT, INC
Date: September 2, 2009	/s/ Dan Crow
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