Form 10-Q
period 2009-10-31
HASTINGS ENTERTAINMENT INC
filed 2009-12-04
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009

Common Stock, $.01 par value per share	9,520,772 shares

HASTINGS ENTERTAINMENT, INC.
Form 10-Q
For the Quarterly Period Ended October 31, 2009

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
October 31, 2009 and January 31, 2009
(Dollars in thousands, except par value)

	October 31,	January 31,
	2009	2009
	(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$6,022	$7,449
Merchandise inventories, net	179,642	147,957
Deferred income taxes	11,013	11,180
Prepaid expenses and other current assets	12,206	11,224

Total current assets	208,883	177,810
Rental assets, net of accumulated depreciation of $21,597 and $22,647 at October 31, 2009 and January 31, 2009, respectively	14,188	15,463
Property, equipment and improvements, net of accumulated depreciation of $188,167 and $177,266 at October 31, 2009 and January 31, 2009, respectively	50,728	56,585
Deferred income taxes	878	2,434
Intangible assets, net	391	391
Other assets	962	1,020

Total Assets	$276,030	$253,703

Liabilities and Shareholders’ Equity

Current liabilities:
Trade accounts payable	$93,690	$61,823
Accrued expenses and other liabilities	34,841	40,614

Total current liabilities	128,531	102,437
Long term debt	42,291	44,507
Other liabilities	6,009	4,723

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 9,520,772 shares outstanding at October 31, 2009; 11,944,544 shares issued and 9,766,818 shares outstanding at January 31, 2009	119	119
Additional paid-in capital	36,801	36,651
Retained earnings	77,821	79,951
Accumulated other comprehensive income (loss)	20	(67)
Treasury stock, at cost 2,423,772 shares and 2,177,726 shares at October 31, 2009 and January 31, 2009, respectively	(15,562)	(14,618)

Total Shareholders’ Equity	99,199	102,036

Total Liabilities and Shareholders’ Equity	$276,030	$253,703

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Earnings
For the Three and Nine Months Ended October 31, 2009 and 2008
(In thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Merchandise revenue	$94,434	$95,991	$295,896	$308,168
Rental revenue	17,903	18,277	59,327	63,702

Total revenues	112,337	114,268	355,223	371,870

Merchandise cost of revenue	64,869	66,748	202,651	213,893
Rental cost of revenue	6,464	6,249	21,069	21,806

Total cost of revenues	71,333	72,997	223,720	235,699

Gross profit	41,004	41,271	131,503	136,171

Selling, general and administrative expenses	45,731	45,860	133,508	133,902
Pre-opening expenses	—	98	3	111

Operating income (loss)	(4,727)	(4,687)	(2,008)	2,158

Other income (expense):
Interest expense	(211)	(561)	(778)	(1,488)
Other, net	17	117	96	159

Income (loss) before income taxes	(4,921)	(5,131)	(2,690)	829

Income tax expense (benefit)	(1,485)	(1,475)	(560)	836

Net loss	$(3,436)	$(3,656)	$(2,130)	$(7)

Basic loss per share	$(0.36)	$(0.36)	$(0.22)	$(0.00)

Diluted loss per share	$(0.36)	$(0.36)	$(0.22)	$(0.00)

Weighted-average common shares outstanding:
Basic	9,574	10,114	9,658	10,241
Dilutive effect of stock awards	—	—	—	—

Diluted	9,574	10,114	9,658	10,241

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2009 and 2008
(Dollars in thousands)

	Nine Months Ended
	October 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,130)	$(7)
Adjustments to reconcile net loss to net cash provided by operating activities:
Rental asset depreciation expense	9,185	10,060
Purchases of rental assets	(15,805)	(21,284)
Property, equipment, and improvements depreciation expense	14,327	15,018
Deferred income taxes	1,723	(6,739)
Loss on rental assets lost, stolen and defective	606	874
Loss on disposal of other assets	379	730
Non-cash stock-based compensation	224	48
Changes in operating assets and liabilities:
Merchandise inventories	(24,562)	(8,524)
Prepaid expenses and other current assets	(982)	1
Trade accounts payable	35,029	15,991
Accrued expenses and other current liabilities	(5,773)	1,497
Excess tax benefit from stock option exercises	—	(132)
Other assets and liabilities, net	1,431	200

Net cash provided by operating activities	13,652	7,733

Cash flows from investing activities:
Purchases of property, equipment, and improvements	(8,683)	(20,559)

Net cash used in investing activities	(8,683)	(20,559)

Cash flows from financing activities:
Borrowings under revolving credit facility	365,806	399,743
Repayments under revolving credit facility	(368,022)	(381,445)
Purchase of treasury stock	(1,018)	(3,887)
Change in cash overdraft	(3,162)	(1,797)
Proceeds from exercise of stock options	—	326
Excess tax benefit from stock option exercises	—	132

Net cash (used in) provided by financing activities	(6,396)	13,072

Net increase (decrease) in cash and cash equivalents	(1,427)	246
Cash and cash equivalents at beginning of period	7,449	3,982

Cash and cash equivalents at end of period	$6,022	$4,228

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
The balance sheet at January 31, 2009, has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
We have evaluated subsequent events and transactions occurring between the end of our fiscal quarter, October 31, 2009 and December 4, 2009, when the financial statements were issued, for possible recognition or disclosure in the financial statements. As a result of this evaluation, there were no subsequent events that required either recognition or disclosure in the financial statements.
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
For the three months ended October 31, 2009 and 2008, we recognized approximately $68,000 and ($292,000), respectively, of stock-based compensation expense (reduction of expense). For the nine months ended October 31, 2009 and 2008, we recognized approximately $175,000 and ($2,000), respectively, of stock-based compensation expense (reduction of expense). These amounts include expense related to incentive stock options, non-qualified stock options, restricted stock units, and performance-based restricted stock awards. For the three and nine months ended October 31, 2008, approximately $339,000 of stock compensation expense previously recognized in earlier periods was reversed, due to management’s estimation that it was no longer probable performance conditions related to certain performance-based stock awards would be achieved. For the three and nine months ended October 31, 2008, there was no expense related to restricted stock units.
As of October 31, 2009, we had 471,917 shares available to grant stock-based compensation awards under our various stock incentive plans.
Option Exchange
On June 3, 2009, Hastings shareholders approved a proposal to allow for a one-time stock option exchange program (“Option Exchange”), designed to provide eligible associates with an opportunity to exchange certain under-water stock options for a lesser amount of restricted stock units. Stock options eligible for exchange were those with an exercise price of $5.00 or greater, regardless of whether the options were vested or not. Hastings commenced the Option Exchange on June 15, 2009, and the Option Exchange expired on July 13, 2009. A total of 406,717 eligible stock options were tendered by employees, representing 97.2% of the total stock options eligible for exchange. On July 14, 2009, Hastings granted 135,575 restricted stock units in exchange for the eligible stock options surrendered. The Option Exchange resulted in an incremental cost of $126,098, which represents the difference between the fair value of the restricted stock units granted and the exchange date fair value of the eligible options surrendered. The grant date fair value of the restricted stock units was $4.20, which represents the average of the opening and closing prices of Hastings Common Stock on July 14, 2009. The exchange date fair value of the eligible options surrendered was determined using the Black-Scholes option pricing model. The incremental cost associated with the Option Exchange is being recognized over the vesting period of the restricted stock units, which vest ratably over two years from the date of grant. Approximately $15,000 and $18,000, of the incremental cost was recognized as compensation expense during the three and nine months ended October 31, 2009, respectively.
3. Long-term Debt
On October 31, 2009 and January 31, 2009, the balances on the Facility (as defined below) were $42.3 million and $44.5 million, respectively.
We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on (i) eligible inventory, as defined in the Facility, and (ii) certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. We can borrow at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending on the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves. The Facility contains no financial covenants, prohibits the payment of dividends and includes

Hastings Entertainment, Inc.
Notes to the Unaudited Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
certain other debt and acquisition limitations, allows for the repurchase of up to $27.3 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At October 31, 2009, we had $42.7 million in excess availability, after the $10 million availability reserve, under the Facility. The average rates of interest being charged under the Facility for the three and nine months ended October 31, 2009 were 1.94% and 2.46%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of letters of credit at October 31, 2009, was approximately $1.0 million, which reduces the excess availability under the Facility.
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
The following tables provide a rollforward of reserves that were established for these charges for the nine months ended October 31, 2009 and 2008.

Balance at January 31, 2009	$32
Changes in estimates	12
Additions to provision	47
Cash outlay	(91)

Balance at October 31, 2009	$—

Balance at January 31, 2008	$377
Changes in estimates	65
Additions to provision	59
Cash outlay	(385)

Balance at October 31, 2008	$116

Hastings Entertainment, Inc.
Notes to the Unaudited Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
5. Loss per Share
The computations for basic and diluted loss per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Net loss	$(3,436)	$(3,656)	$(2,130)	$(7)

Average shares outstanding:
Basic	9,574	10,114	9,658	10,241
Effect of stock awards	—	—	—	—

Diluted	9,574	10,114	9,658	10,241

Loss per share:
Basic	$(0.36)	$(0.36)	$(0.22)	$(0.00)

Diluted	$(0.36)	$(0.36)	$(0.22)	$(0.00)

The following options to purchase shares of common stock were not included in the computation of diluted loss per share because their inclusion would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2009	2008	2009	2008
Shares of common stock underlying options	535	831	535	831
Exercise price range per share	$1.33 to $8.70	$1.33 to $10.64	$1.33 to $8.70	$1.33 to $10.64
6. Fair Value Measurements
We account for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. These levels are:
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
At October 31, 2009 and January 31, 2009, we had approximately $0.8 million and $0.7 million, respectively, in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
The carrying amount of long-term debt approximates fair value as of October 31, 2009 and January 31, 2009, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. The carrying amount of accounts payable approximates fair value because of its short maturity period.

Hastings Entertainment, Inc.
Notes to the Unaudited Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
7. Income Taxes
The effective tax rate for the three months ended October 31, 2009 was (30.2%), as compared to (28.7%) for the same period in the prior year. During the three months ended October 31, 2009, we recorded a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an Internal Revenue Service (“IRS”) audit of our previously filed tax returns. During the three months ended October 31, 2008, we recorded a net discrete tax charge of approximately $0.5 million primarily related to an IRS audit of our previously filed tax returns. Primarily as a result of these discrete tax charges, the effective tax rate for the nine months ended October 31, 2009 was (20.8%) as compared to 101.0% for the same period in the prior year.
8. Litigation and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
9. Recent Accounting Pronouncements
In December 2007, the FASB issued guidance for business combinations, which requires, among other things, the acquiring entity in a business combination to recognize the full fair value of the assets acquired, liabilities assumed and any non-controlling interest as of the acquisition date; the immediate expense recognition of transaction costs; and accounting for restructuring plans separately from the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. This guidance will generally have an impact only if we enter into a business combination.
In April 2009, the FASB issued guidance that requires interim disclosures about the fair value of instruments, similar to what is currently required to be disclosed on an annual basis. We adopted the provisions of this guidance for our quarter ended July 31, 2009.
In May 2009, the FASB issued guidance which establishes general standards for the accounting and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and specifically sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the provisions of this guidance for our quarter ended July 31, 2009 with no material impact to our financial statements.
In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This guidance established the Codification as the single source for authoritative U.S. GAAP. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered non-authoritative, other than guidance issued by the SEC. We adopted the provisions of this guidance beginning in the quarter ended October 31, 2009, with no material impact to our financial statements.

ITEM 2	— MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the degree to which we enter into and maintain vendor relationships; the extremely challenging times that the U.S. and global economies are currently experiencing, the conditions of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers, and the possibility that general economic conditions could deteriorate further; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
General
Incorporated in 1972, Hastings is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade, and rent various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games, video game consoles, and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards, and seasonal merchandise. As of October 31, 2009, we operated 150 superstores principally in medium-sized markets located in 21 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, DVDs and music. We have one wholly-owned subsidiary, Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end on January 31st of each following calendar year. For example, the twelve-month period ending January 31, 2010, is referred to as fiscal 2009, and the twelve-month period ended January 31, 2009, is referred to as fiscal 2008.
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
Rental Asset Depreciation. We have established rental asset depreciation policies that match rental product costs with the related revenues. These policies require that we make significant estimates, based upon our experience, as to the ultimate revenue and the timing of the revenue to be generated from our rental product. For substantially all of our rental assets, we utilize an accelerated method of depreciation because it approximates the pattern of demand for such product, which is higher when the product is initially released by the studios for rental and declines over time. In establishing salvage values for our rental product, we consider the sales prices and sales volume of our previously rented product and other used product.
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
Share-Based Compensation. Determining the amount of share-based compensation expense requires us to develop estimates that are used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:
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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Merchandise revenue	84.1%	84.0%	83.3%	82.9%
Rental revenue	15.9	16.0	16.7	17.1

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	68.7	69.5	68.5	69.4
Rental cost of revenue	36.1	34.2	35.5	34.2

Total cost of revenues	63.5	63.9	63.0	63.4

Gross profit	36.5	36.1	37.0	36.6

Selling, general and administrative expenses	40.7	40.1	37.6	36.0
Pre-opening expenses	—	0.1	—	—

Operating income (loss)	(4.2)	(4.1)	(0.6)	0.6

Other income (expense):
Interest expense	(0.2)	(0.5)	(0.2)	(0.4)
Other, net	—	0.1	—	—

Income (loss) before income taxes	(4.4)	(4.5)	(0.8)	0.2

Income tax expense (benefit)	(1.3)	(1.3)	(0.2)	0.2

Net income (loss)	(3.1)%	(3.2)%	(0.6)%	0.0%

Summary of Superstore Activity

	Three Months Ended		Nine Months Ended		Year Ended
	October 31,		October 31,		January 31,
	2009	2008	2009	2008	2009
Beginning number of stores	151	152	153	153	153
Openings	—	1	—	1	2
Closings	(1)	—	(3)	(1)	(2)

Ending number of stores	150	153	150	153	153

Financial Results for the Third Quarter of Fiscal Year 2009
Revenues. Total revenues for the third quarter decreased approximately $1.9 million, or 1.7%, to $112.3 million compared to $114.3 million for the third quarter of fiscal 2008. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended October 31,
	2009		2008		Decrease
		Percent		Percent
	Revenues	of Total	Revenues	of Total	Dollar	Percent
Merchandise revenue	$94,434	84.1%	$95,991	84.0%	$(1,557)	-1.6%
Rental revenue	17,903	15.9%	18,277	16.0%	(374)	-2.0%

Total revenues	$112,337	100.0%	$114,268	100.0%	$(1,931)	-1.7%

Comparable-store revenues (“Comp”)
Total	-1.6%
Merchandise	-1.6%
Rental	-1.6%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended October 31,
	2009	2008
Hardback Café	16.5%	7.9%
Video Games	8.5%	-14.8%
Electronics	5.1%	8.6%
Consumables	3.8%	13.1%
Books	0.2%	1.0%
Movies	-3.1%	-5.0%
Trends	-4.1%	21.7%
Music	-10.4%	-19.5%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the internet are included and closed stores are removed from each comparable period for the purpose of calculating Comps. Prior year Comp sales have been revised to reflect current year classification of Comp sale categories.
Hardback Café Comps increased 16.5% for the quarter, primarily as a result of four additional cafes open in existing stores during the quarter, as compared to the prior year, and increased sales of specialty café drinks. Video Game Comps increased 8.5% for the quarter, primarily due to strong sales of new and used video games for the Xbox 360 and Playstation 3 consoles, and increased sales of Nintendo DS games and hardware, partially offset by lower sales of older generation video games. Electronics department Comps increased 5.1% for the quarter, as a result of increased sales of MP3 players and accessories, Blu-ray DVD players, headphones and digital converter boxes, partially offset by lower sales of storage devices, including CD storage cases and recordable discs, and batteries. Consumable Comps increased 3.8% for the quarter, primarily due to increased sales of fountain drinks, and assorted gums and candies, including seasonal candy for Halloween and snacks cross-merchandised on our video rental wall. Books Comps increased 0.2% for the quarter. Increased sales of used trade paperbacks and hardbacks, and increased sales of value priced books, were offset by lower sales of new hardbacks and trade paperbacks. Movie Comps decreased 3.1% for the quarter, primarily due to lower sales of new DVDs and DVD boxed sets, partially offset by increased sales of Blu-ray DVDs. Trends Comps decreased 4.1% for the quarter, primarily due to lower sales of Webkinz plush products, collectible card games, graphic novels, and apparel, partially offset by increased sales of board games and action figures. Key drivers in apparel included bags, footwear, and eyewear. Music Comps decreased 10.4% for the quarter, primarily due to the lowering of price points on new and used CDs and a continued industry decline and reduced Music footprint in forty stores. Unit sales for Music increased 11.1% for the quarter. Merchandise Comps, excluding the sale of new music, increased 0.4% for the quarter.
Rental Comps decreased 1.6% for the quarter, primarily due to increased promotions offered during the current quarter and the lowering of thousands of movie titles in our stores to a $0.99 per week rental price point. Rental Video Game Comps increased 6.1% for the quarter while Rental Video Comps decreased 2.7%.
Gross Profit — Merchandise. For the third quarter, total merchandise gross profit dollars increased approximately $0.4 million, or 1.4%, to $29.6 million from $29.2 million for the same period last year, primarily as a result of increased merchandise margin rates, partially offset by lower merchandise revenues. As a percentage of total merchandise revenue, merchandise gross profit increased to 31.3% for the quarter compared to 30.5% for the same period in the prior year, resulting from continued improvements in inventory management.
Gross Profit — Rental. For the third quarter, total rental gross profit dollars decreased approximately $0.6 million, or 5.0%, to $11.4 million from $12.0 million for the same period in the prior year, as the result of lower rental revenues primarily due to the lowering of thousands of movie titles in our stores to a $0.99 per week price point. As a percentage of total revenue, rental gross profit decreased to 63.9% for the quarter compared to 65.8% for the same period in the prior year, primarily due to lower revenues.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 40.7% for the third quarter compared to 40.1% for the same quarter in the prior year due to deleveraging resulting from lower revenues. SG&A decreased approximately $0.2 million during the quarter, or 0.4%, to $45.7 million compared to $45.9 million for the same quarter last year. Reductions across most expense categories, resulting from improved expense management, offset increases in store occupancy costs associated with the operation of new, expanded, and relocated stores.
Interest Expense. For the third quarter, interest expense decreased approximately $0.4 million, or 66.7%, to $0.2 million, compared to $0.6 million during fiscal 2008 resulting primarily from lower interest rates and lower average debt levels during the period. The average rate of interest charged for the quarter decreased to 1.94% compared to 4.08% for the same period in the prior year.
Income Tax Expense (Benefit). During the third quarter, the Company recorded a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an Internal Revenue Service (“IRS”) audit of the Company’s previously filed tax returns. During the three months ended October 31, 2008, the Company recorded a net discrete tax charge of approximately $0.5 million primarily related to an IRS audit of the Company’s previously filed tax returns. Primarily as a result of these discrete tax charges, the effective tax rates for the three months ended October 31, 2009 and 2008 were (30.2%) and (28.7%), respectively.
Financial Results for the Nine Months Ended October 31, 2009
Revenues. Total revenues for the nine months ended October 31, 2009 decreased approximately $16.7 million, or 4.5%, to $355.2 million compared to $371.9 million for the same period in fiscal 2008. Included in fiscal 2008 was approximately $2.0 million in revenues resulting from an additional day of sales due to the leap year. Excluding this extra day of sales, total revenues for the nine months ended October 31, 2009, decreased approximately $14.7 million, or 4.0%. The following is a summary of our revenues results (dollars in thousands):

	Nine Months Ended October 31,
	2009		2008		Decrease
		Percent		Percent
	Revenues	of Total	Revenues	of Total	Dollar	Percent
Merchandise revenue	$295,896	83.3%	$308,168	82.9%	$(12,272)	-4.0%
Rental revenue	59,327	16.7%	63,702	17.1%	(4,375)	-6.9%

Total revenues	$355,223	100.0%	$371,870	100.0%	$(16,647)	-4.5%

Comparable-store revenues (“Comp”)

	Nine Months Ended October 31, 2009
	2009	2008	(excludes leap day)
Total	-5.5%	-0.5%	-4.9%
Merchandise	-5.1%	-0.2%	-4.6%
Rental	-7.3%	-2.3%	-6.6%
Below is a summary of the Comp results for our major merchandise categories:

	Nine Months Ended October 31, 2009
	2009	2008	(excludes leap day)
Hardback Café	13.9%	9.5%	14.5%
Consumables	3.8%	12.0%	4.5%
Electronics	0.9%	17.2%	1.5%
Trends	-0.3%	23.1%	0.1%
Books	-0.4%	1.6%	0.1%
Movies	-5.7%	0.3%	-5.2%
Video Games	-8.6%	5.4%	-8.1%
Music	-13.9%	-15.7%	-13.5%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the internet are included and closed stores are removed from each comparable period for the purpose of calculating Comps. The following discussion of merchandise and rental Comp sales excludes the additional day of sales in fiscal 2008 due to the leap year. Prior year Comp sales have been revised to reflect current year classification of Comp sale categories.
Hardback Café Comps increased 14.5% for the period, primarily as a result of increased sales of specialty café drinks and four additional cafés open in existing stores during the period, as compared to the prior year. Consumable Comps increased 4.5% for the period, primarily due to increased sales of assorted candies and gums, including sales of seasonal candy and candy and snacks cross-merchandised on our video rental wall. Electronics Comps increased 1.5% for the period, primarily resulting from strong sales of digital converter boxes, Blu-ray DVD players and MP3 players, partially offset by lower sales of refurbished iPods. Trends Comps increased 0.1% for the period. Increased sales of action figures, apparel, and board games were partially offset by lower sales of Webkinz plush products and collectible card games. Key drivers in apparel included t-shirts, licensed sports apparel, and accessories. Books Comps increased 0.1% for the period. Increased sales of value priced books, used hardbacks, and used trade paperbacks were partially offset by lower sales of new hardbacks and trade paperbacks, and magazines. Movies Comps decreased 5.2% for the period, primarily due to lower sales of new and used DVDs and DVD boxed sets, partially offset by increased sales of new and used Blu-ray movies. Video Games Comps decreased 8.1% for the period, primarily due to lower sales of video game consoles and older generation video games, partially offset by increased sales of used video games for the Microsoft XBOX 360, Sony Playstation 3 and Nintendo Wii consoles. Music Comps decreased 13.5% for the period, primarily due to the lowering of price points on new and used CDs and a continued industry decline and reduced Music footprint in forty stores. Merchandise Comps, excluding the sale of new music, decreased 2.5% during the period.
Rental Comps decreased 6.6% for the first nine months of fiscal 2009, primarily resulting from fewer rentals of DVDs and increased promotions offered during the current period, partially offset by increased rentals of Blu-ray movies and video games. Comparable promotional coupons increased significantly for the first nine months of fiscal 2009, which contributed to the decrease in Rental Comps. Rental Video Game Comps increased 5.1% for the period while Rental Movie Comps decreased 8.9%.
Gross Profit — Merchandise. For the current nine months, total merchandise gross profit dollars decreased approximately $1.1 million, or 1.2%, to $93.2 million from $94.3 million for the same period in the prior year primarily due to a decrease in merchandise revenues, partially offset by an increase in merchandise margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 31.5% for the nine months ended October 31, 2009, compared to 30.6% for the same period in the prior year, primarily resulting from continued improvements in inventory management.
Gross Profit — Rental. For the current nine months, total rental gross profit dollars decreased approximately $3.6 million, or 8.6%, to $38.3 million from $41.9 million for the same period in the prior year as the result of lower rental revenues primarily due to the lowering of thousands of movie titles in our stores to a $0.99 per week price point. As a percentage of total rental revenue, rental gross profit decreased to 64.5% for the nine months ended October 31, 2009, compared to 65.8% for the same period in the prior year due primarily to lower revenues.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 37.6% for the current nine months compared to 36.0% for the same period in the prior year. SG&A decreased approximately $0.4 million during the nine months ended October 31, 2009, or 0.3%, to $133.5 million compared to $133.9 million for the same period last year. Reductions across most expense categories, resulting from improved expense management, offset increases in store occupancy costs associated with the operation of new, expanded, and relocated stores and increased advertising costs.
Interest Expense. For the current nine months, interest expense decreased approximately $0.7 million, or 46.7%, to $0.8 million, compared to $1.5 million during fiscal 2008 resulting primarily from lower interest rates and lower average debt levels during the period. The average rate of interest charged for the period decreased to 2.46% compared to 4.26% for the same period in the prior year.
Income Tax Expense (Benefit). During the nine months ended October 31, 2009, the Company recorded a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an IRS audit of the Company’s previously filed tax returns. During the nine months ended October 31, 2008, the Company recorded a net discrete tax charge of approximately $0.5 million primarily related to an IRS audit of the Company’s previously filed tax returns. Primarily as a result of these discrete tax charges, the effective tax rates for the nine months ended October 31, 2009 and 2008 were (20.8%) and 101.0%, respectively.
Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flows from operating activities, including trade credit from vendors, and borrowings under our revolving credit facility, with the most significant source in the first nine months of fiscal 2009 being cash flows from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores, and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores and store expansions, reformations and relocations for the next twelve months.
At October 31, 2009, total outstanding debt was approximately $42.3 million. We project our outstanding debt level will be in the range of $45.0 million to $48.0 million by the end of fiscal 2009. At October 31, 2009, we had approximately $42.7 million in excess availability, under the Facility (as defined below), after the $10 million availability reserve.
Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities increased $6.0 million, from $7.7 million for the nine months ended October 31, 2008, to $13.7 million for the nine months ended October 31, 2009. Net loss was approximately $2.1 million for the nine months ended October 31, 2009, compared to net loss of approximately $7,000 for the same period in fiscal 2008. Merchandise inventories increased $24.6 million for the nine months ended October 31, 2009, compared to an increase of $8.5 million during the same period in fiscal 2008, primarily due to differences in the timing of inventory build-up for the upcoming holiday season. Trade accounts payables increased $35.0 million for the nine months ended October 31, 2009, compared to an increase of $16.0 million during the same period in fiscal 2008, primarily due to the increase in merchandise inventories and differences in the timing of payments to vendors surrounding holiday purchases in the current year compared to the prior year. Merchandise inventories, net of trade payables, decreased approximately $10.5 million during the current period, compared to a decrease of $7.5 million during the same period in the prior year. Purchases of rental assets were $15.8 million for the nine months ended October 31, 2009, compared to $21.3 million during the same period in fiscal 2008, resulting primarily from fewer titles released during the first nine months of fiscal 2009 and lower purchases due to lower anticipated rental revenues resulting from the current economic recession. During fiscal 2008, an IRS audit of our previously filed income tax returns resulted in a change in our tax method used to account for gift cards. This change resulted in an increase in deferred tax assets and a related increase in current federal tax liabilities classified within accrued expenses and other liabilities, during fiscal 2008. Deferred income tax benefit totaled $1.7 million for the nine months ended October 31, 2009, compared to deferred tax expense of $6.7 million for the same period in fiscal 2008, and accrued expenses and other liabilities decreased $5.8 million for the current period compared to an increase of $1.5 million for the same period in fiscal 2008, primarily as a result of the IRS audit.
Investing Activities. Net cash used in investing activities decreased $11.9 million, from $20.6 million for the nine months ended October 31, 2008, to $8.7 million for the nine months ended October 31, 2009, due to our planned reductions in capital expenditures. We currently anticipate an increase in capital expenditures during fiscal 2010 as the economy recovers from the recession.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our Facility (described below under “Capital Structure”). For the nine months ended October 31, 2009, cash used in financing activities was approximately $6.4 million compared to cash provided by financing activities of $13.1 million for the nine months ended October 31, 2008, primarily resulting from net repayments under our credit facility during the period of approximately $2.2 million compared to net borrowings of $18.3 million for the same period in the prior year. Changes in our cash overdraft position increased from a use of $1.8 million for the nine months ended October 31, 2008 to a use of $3.2 million for the nine months ended October 31, 2009, due to the timing of payments to vendors during the period. The Company purchased approximately $1.0 million of treasury stock during the nine months ended October 31, 2009, compared to $3.9 million during the nine months ended October 31, 2008.
Capital Structure. We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on (i) eligible inventory, as defined in the Facility, and (ii) certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. We can borrow at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending on the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves. The Facility contains no financial covenants, prohibits the payment of dividends, includes certain other debt and acquisition limitations, allows for the repurchase of up to $27.3 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At October 31, 2009, we had $42.7 million in excess availability under the Facility, after the $10 million availability reserve. We expect to have $29.0 million to $32.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2010. The average rates of interest being charged under the Facility for the three and nine months ended October 31, 2009, were 1.9% and 2.5%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of letters of credit at October 31, 2009, was approximately $1.0 million, which reduces the excess availability under the Facility.

At October 31, 2009, our minimum lease commitments for the remaining three months of fiscal 2009 were approximately $4.4 million. Total existing minimum lease commitments for fiscal years 2009 through 2025 were approximately $169.7 million as of October 31, 2009.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of October 31, 2009, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At October 31, 2009, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on, at our option, the lender’s base rate or LIBOR plus a specified percentage. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2009, outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
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
There has not been any change in our internal control over financial reporting during our fiscal quarter ended October 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of common stock for the three months ended October 31, 2009 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Approximate dollar
			shares purchased as	value of shares
			part of publicly	that may yet be
	Total number of shares	Average price paid	announced plans or	purchased under the
Period	purchased (1)	per share	programs	plans or programs(2)
August 1, 2009 through August 31, 2009	27,900	$3.91	27,900	N/A
September 1, 2009 through September 30, 2009	51,012	4.06	51,012	N/A
October 1, 2009 through October 31, 2009	61,200	4.33	61,200	N/A

Total	140,112	$4.15	140,112	$$4,694,608

(1)	All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock. To date, the Board of Directors has approved the repurchase of up to an additional $22.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.

(2)	A total of 3,677,245 shares have been purchased under the repurchase plan at a total cost of approximately $22.6 million, or approximately $6.15 per share.

ITEM 6	— EXHIBITS.
a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this report.

Exhibit Number		Description of Documents
3.1	(1)	Third Restated Articles of Incorporation of the Company.
3.2	(3)	Amended and Restated Bylaws of the Company.
4.1	(2)	Specimen of Certificate of Common Stock of the Company.
4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(3)	Amended and Restated Bylaws of the Company (see 3.2 above).
31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC
Date: December 4, 2009	/s/ Dan Crow
Dan Crow
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Documents
3.1	(1)	Third Restated Articles of Incorporation of the Company.
3.2	(3)	Amended and Restated Bylaws of the Company.
4.1	(2)	Specimen of Certificate of Common Stock of the Company.
4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(3)	Amended and Restated Bylaws of the Company (see 3.2 above).
31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

(4)	Filed herewith.