Form 10-K
period 2010-01-31
HASTINGS ENTERTAINMENT INC
filed 2010-04-16
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-24381
HASTINGS ENTERTAINMENT, INC.
(Exact name of registrant as specified in its charter)

Texas	75-1386375
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3601 Plains Boulevard, Amarillo, Texas	79102
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (806) 351-2300
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $23.5 million based on the closing sale price as reported on the NASDAQ Stock Market, LLC.
     Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2010

Common Stock, $0.01 par value per share	9,433,938 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated

Proxy Statement for the Annual Meeting of Shareholders of the registrant to be held June 2, 2010 (Proxy Statement)	Part III

HASTINGS ENTERTAINMENT, INC.
Form 10-K Annual Report
For the Fiscal Year Ended January 31, 2010

PART I
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the degree to which we enter into and maintain vendor relationships; the extremely challenging times that the U.S. and global economies are currently experiencing, the effects of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers, and the possibility that general economic conditions could deteriorate further; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS.
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-Ray, video games, video game consoles and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of March 31, 2010, we operated 147 superstores principally in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, movies on DVD and Blu-Ray, music, trends, and electronics. We fill orders for new and used product placed at the website and also through Amazon Marketplace using our proprietary goShip program, which allows us to ship directly from stores. We have one wholly-owned subsidiary, Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ended January 31, 2010 is referred to as fiscal 2009.
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

Superior Multimedia Concept. Our stores present a wide variety of product categories with individual products tailored to local preferences in a dynamic and comfortable atmosphere with exceptional service. Our diverse product categories allow us to more effectively merchandise for our customers’ constant desire for entertainment, regardless of which formats are most popular at any given time. Our stores average approximately 24,000 square feet of sales space, with our new stores generally ranging in size from 20,000 to 30,000 square feet of sales space. Our stores offer customers an extensive product assortment customized for a specific site. Below is a listing of the approximate minimum and maximum title selections for our stores:

	Minimum	Maximum
Product Category	Title Count	Title Count
Books	15,000	56,000
Rental DVD and Video Games	12,000	24,000
Used DVD, Video Games, Music	7,000	28,000
DVD and Video Games	7,000	13,000
Music	7,000	15,000
Trends and Consumables	5,000	14,000
Used Books	2,000	37,000
Periodicals	1,000	4,000
Consumer Electronics	1,000	2,000
Software	—	1,000
The following table shows our revenue mix as a percentage of total revenues (excluding gift card breakage), for both used and new products, for the last three fiscal years:

	Fiscal Year
Product Category	2009	2008	2007
Books	23%	23%	22%
Video	21%	22%	22%
Rental	16%	16%	16%
Music	13%	15%	17%
Video Games	12%	11%	11%
Trends	6%	5%	4%
Consumables and Hardback Café	4%	3%	3%
Electronics	3%	4%	3%
Other	2%	1%	2%
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
Medium-Sized Market Focus. We target medium-sized markets with populations generally less than 250,000 where our extensive new and used product selection, low pricing strategy, ability to trade-in, efficient operations and superior customer service enable us to become the market’s destination entertainment store. We believe that the medium-sized markets where we operate the majority of our stores present an opportunity to profitably operate and expand our unique entertainment store format. We base our merchandising strategy on an in-depth understanding of our customers and our individual markets. We strive to optimize each store’s merchandise selection by using our proprietary information systems to analyze the sales history, anticipated demand and demographics of each store’s market. In addition, we utilize flexible layouts that enable each store to present our products according to local interests and to customize the layout in response to new customer preferences and product lines.
Customer-Oriented Format. We design our stores to provide an easy-to-shop, open store atmosphere by offering major product categories in a “store-within-a-store” format. Most of our stores position product with customer affinities together in three departments (e.g., books, music/video games/trends and video) that are designed to allow customers to view the entire store. Currently 100 stores utilize some form of the three across department format, and the Company plans to expand this model in fiscal 2010 to an additional one new store, one relocated store, and six remodeled stores. This store configuration produces significant cross-marketing opportunities among the various departments, which we believe results in higher average transaction volumes and impulse purchases. We position product with customer affinities together around a wide racetrack aisle in stores not using the three department format. To encourage browsing and the perception of Hastings as a community gathering place, we have continued to invest in our Hardback Coffee Cafes. At March 31, 2010, we had seventy-five Hardback Coffee Cafes serving gourmet coffee and pastries, thirty-seven of which allow the customer to place drive-thru orders. We have plans to open Hardback Coffee Cafes in an additional one new store and one relocated store in fiscal 2010, both of which will facilitate drive-thru orders. All Hardback Coffee Cafes currently offer Wi-Fi accessibility to customers. Stores without Hardback Coffee Cafes have incorporated other amenities, such as comfortable chairs for reading, soft drinks and snacks, video game auditioning stations, interactive information kiosks, children’s reading areas and in-store promotional events.
Low Pricing. Our pricing strategy is to offer value to our customers by maintaining low prices that are competitive with or lower than the prices charged by other retailers in the market. We determine our prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. We believe that our low pricing structure results in part from (i) our ability to purchase a majority of our products directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) our proprietary information systems, to which we continually make improvements that enable management to make more precise and targeted purchases and pricing decisions for each store and (iii) our consistent focus on maintaining low occupancy and operating costs.
Used and Budget-Priced Products. Since 1992, we have bought or traded for customers’ CDs to sell as used product in order to leverage the value of our CD offering. During 2001, we added DVDs and video games and in 2004 we added books to our used product offerings. Additionally, we purchase used product directly from outside vendors, although the majority of our purchases come straight from customers selling back product. In addition to used products, we offer budget-priced products in all of our major product categories in order to promote value to a broad base of budget conscious consumers. By offering used and budget products, we allow the customer to choose between a new or a less expensive used copy of the same title. During fiscal 2009, 2008, and 2007, we generated approximately 14.2%, 12.7%, and 11.2%, respectively, of our total revenues (excluding breakage revenue) from used and budget-priced products. We believe customer loyalty and additional visits are created by customers trading in unwanted entertainment media for cash or credit.
Internet. During July 2009, we introduced our new and improved Internet e-commerce web site, www.goHastings.com, which includes updated branding, expanded product availability, improved searching and browsing capabilities and increased interactivity for users. The site enables customers to access over 2,900,000 unique new and used entertainment products and unique contemporary gifts and offers customers exceptional merchandise pricing. The new site also offers third-party product reviews, recommendations based on the items a customer has viewed, the option to set up a wish-list that a customer can share with family and friends for better gift giving and the ability to check gift card balances. Customers can watch trailers for movies and video games, sample music titles, digitally download music selections and even reserve a copy of an upcoming release online to be picked up in the store or shipped to them upon release. The new site integrates more seamlessly with stores, allowing customers to look up specific store information, store hours, unique store events, and to check online to see if an item is in stock at their local store. The site also features an Investor Relations section with links to press releases and filings with the Securities and Exchange Commission (the “SEC”), including officer certifications of financial information listed as exhibits to such filings and our board committee charters, code of conduct and biographies for board members and executive officers.
Expansion Strategy
We plan to open two stores, relocate or remodel six stores, and close three stores during fiscal 2010. We have identified potential locations for future stores in under-served, medium-sized markets that meet our new-market criteria. Management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores. We believe that with our current information systems and distribution capabilities, our infrastructure can support more than our anticipated rate of expansion and growth for at least the next several years.
Merchandising Strategy
Our combination of books, periodicals, movies, video games, trends, music, electronics and consumables is unique in the marketplace. These core categories, supplemented by our video and video game rental business and the ability of our customers to buy, sell, and trade used products, create a store environment that appeals to a broad customer base, and positions our stores as destination entertainment stores in our targeted medium-sized markets.

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
Rental Asset Purchasing System. Our proprietary rental asset purchasing system uses store-specific performance on individual rental titles to anticipate customer demand for new release rental titles. The system analyzes the performance of a similar title and factors in the effect of such influences as seasonal trends, box office draw and prominence of the movie’s cast to customize an optimal inventory level for each individual store. The system also allows for the customized purchasing of other catalog rental assets on an individual store basis, additional copy depth requirements under revenue-sharing agreements and timely sell-off of previously viewed rentals. We believe that our rental asset purchasing system allows us to efficiently plan and stock each store’s rental asset inventory, thereby improving performance and reducing exposure from excess inventory.
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
Used Inventory Management. Our proprietary used inventory management system allows stores to buy back selected products from our customers as well as from wholesale vendors. It utilizes many parameters to determine the product’s demand, selling price and cash or in-store credit amounts. The cash offer or in-store credit amount is determined at the Store Support Center, and the system’s many parameters tell an associate whether or not to buy back specific titles. The system checks the titles and units needed at the local store as well as other stores to decide if a title should be repurchased. The system also shifts inventory from overstocked stores to understocked stores via our returns center.

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
goShip. We fill Internet orders for new and used product placed at www.goHastings.com and Amazon Marketplace through our proprietary goShip program, which allows us to ship product to customers directly from store inventories. The goShip system allows us to list the selected stores’ inventory on www.goHastings.com and Amazon Marketplace. When orders are placed, they are sourced to the stores and generally shipped to the customer within 72 hours. This has allowed us to leverage our store inventory to a wider group of customers, which increases store revenue and enhances the performance of the product inventory. As of March 31, 2010, we had 135 stores participating in goShip.
Distribution and Vendors
Our distribution center is located in a 198,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 36,000 products offered in substantially every store. The primary purpose of the distribution center is to warehouse large deal purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to carry high velocity products purchased from vendors that have long lead times to ensure adequate in-stock positions. The distribution facility is also used to receive, process and ship items that are to be returned to manufacturers and distributors, as well as to rebalance merchandise inventories among our stores. This facility currently provides inventory to all Hastings stores and is designed to support our anticipated rate of expansion and growth for the next two years. We ship products weekly to each Hastings store, facilitating quick and responsive inventory replenishment. We send additional shipments to various stores one to two times per week for new release or hot selling products that need replenishment in between weekly shipments. Approximately 30% of our total product, based on store receipts, is distributed through the distribution center. Approximately 70% of our total product is shipped directly from vendors to the stores.
Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low-pricing structure. In fiscal 2009, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three vendors accounted for approximately 20% of total products purchased during fiscal 2009. While selections from a particular artist or author generally are produced by a single studio or publisher, we strive to maintain vendor relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor. Typically, vendors charge a fee for the return of product. In addition to this fee, we incur freight and handling costs to return product to vendors.
Store Operations
Most of our stores employ one store manager and one manager in training. Store managers and managers in training are responsible for the execution of all operational, merchandising and marketing strategies for the store in which they work. Stores also generally have department managers, who are individually responsible for their respective books, lifestyles, video, customer service, café, and stocking departments. Hastings stores are generally open Monday through Saturday from 9:00 a.m. to 11:00 p.m. and Sunday from 10:00 a.m. to 11:00 p.m. The only day our stores are closed is Christmas.
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
Trademarks and Servicemarks
We believe our trademarks and servicemarks, including the marks “Hastings Books Music Video;” “Hastings Your Entertainment Superstore;” “Hard Back Café” word mark only, word mark with design in color and word mark with design in black and white; “Hastings Discover Your Entertainment” word mark with design in color and word mark in black and white have significant value and are important to our marketing efforts. We have registered each of the above as servicemarks with the United States Patent and Trademark Office. We are currently claiming common law rights in the marks “Buy Sell Trade Rent,” “Hastings Hard Back Café,” “Hastings Hard Back Coffee Café,” “Hastings Your Entertainment Superstore Hard Back Café,” “GOHASTINGS,” “GOHASTINGS.COM,” and “HASTINGS.” We maintain a policy of pursuing registration of our principal marks and vigorously opposing any infringement of our marks.
Associates
We refer to our employees as associates because of the critical role they play in the success of each Hastings store and the Company as a whole. As of March 31, 2010, we employed 5,704 associates, of which 2,036 are full-time and 3,668 are part-time associates. Of this number, 5,250 were employed at retail stores, 216 were employed at our distribution center and 238 were employed at our corporate offices. None of our associates are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company
Below is certain information about the executive officers of Hastings.

Name	Age	Position
John H. Marmaduke	62	Chairman of the Board, President and Chief Executive Officer
Alan Van Ongevalle	42	Executive Vice President of Merchandising
Dan Crow	63	Vice President of Finance and Chief Financial Officer
Sue Dasse	56	Vice President of Stores
Kevin Ball	53	Vice President of Marketing
Phil McConnell	47	Vice President, Divisional Merchandise Manager
John Hintz	45	Vice President of Information Technology
Victor Fuentes	43	Vice President, Divisional Merchandise Manager
All executive officers are chosen by the Board of Directors and serve at the Board’s discretion. Information concerning the business experience of our executive officers is as follows:
John H. Marmaduke, age 62, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company’s former parent company, Western Merchandisers, Inc. (“Western”), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart Stores, Inc. Mr. Marmaduke also serves on the board of directors of the Entertainment Merchants Association. Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 30 years.
Alan Van Ongevalle, age 42, has served as Executive Vice President of Merchandising of the Company since August 2009. From February 2007 to August 2009, Mr. Van Ongevalle served as Senior Vice President of Merchandising. From February 2003 until February 2005, Mr. Van Ongevalle served as Vice President of Information Technology and Distribution. From August 2002 to February 2003, Mr. Van Ongevalle served as Vice President of Marketing and Distribution. From May 2000 to August 2002, Mr. Van Ongevalle served as Vice President of Marketing. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and from September 1998 to August 1999 as Director of Advertising. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager and Director of New Stores for the Southern Kansas area through September 1998.
Dan Crow, age 63, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and Financial Executives International.
Sue Dasse, age 56, has served as Vice President of Stores since May 2008. Ms. Dasse most recently served as Vice President of Store Operations, Catherine’s Plus Sizes, for Charming Shoppes Inc., a leading multi-channel specialty apparel retailer that primarily focuses on plus-size women’s apparel from 2006 to 2008. Prior to this, Ms. Dasse served as Vice President of Store Operations for Waldenbooks from 2000 to 2004, and later as Senior Vice President of Stores, Waldenbooks Specialty Retail for Borders Group, Inc. from 2004 to 2006.
Kevin Ball, age 53, has served as Vice President of Marketing of the Company since May 2004. From 2001 to 2004, Mr. Ball served as Vice President of Marketing at Organized Living, a specialty retailer of home organization products, headquartered in Kansas City. From 2000 to 2001, Mr. Ball held the position of Vice President of Marketing at Crown Books in Washington, D.C., and from 1995 to 2000 was the Director of Marketing at Trans World Entertainment in Albany, N.Y.
Phil McConnell, age 47, has served as Vice President and Divisional Merchandise Manager, responsible for Music, Trends, Consumables, Distribution and Inventory Management of the Company, since June 2006. Prior to that, Mr. McConnell most recently served for nine years as Vice President of Merchandising for VMI Services for Alliance Entertainment Corporation (AEC), the largest wholesale distributor of prerecorded music and movies in the nation. Previously, Mr. McConnell served in senior merchandising positions with Best Buy and Circuit City.
John Hintz, age 45, has served as Vice President of Information Technology of the Company since February 2007. Mr. Hintz previously served as Senior Director of Application Development since August 2006. From February 2006 to August 2006, he served as the Director of Application Development. From August 2003 to August 2006, he served as Director of Retail Technologies. He was promoted to Director of Store Systems in August of 2001. Mr. Hintz joined Hastings in 1987 as a store associate.

Victor Fuentes, age 43, has served as Vice President and Divisional Merchandise Manager, responsible for Books, Movies, Video Games, Consumer Electronics and all Used Product Initiatives, since October 2007. Mr. Fuentes has served as Divisional Merchandise Manager of Movies, Video Games, and Consumer Electronics of the Company, since June 2006. From June 2000 to June 2006, he served as Senior Product Director of Movies and Video Games. Mr. Fuentes joined Hastings in 1987 as a store associate. In September 1989, he was promoted to the corporate office and subsequently held various positions in the Company prior to serving as Senior Buyer from September 1994 to May 2000.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is (www.sec.gov).
The address of our Internet web site is (www.gohastings.com) and through the links on the Investor Relations portion of our web site, we make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other items filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such material is made available through our web site as soon as reasonably practicable after we electronically file with or furnish the material to the SEC. In addition, links to press releases, the committee charters of the Audit and Compensation Committees of our board and our code of ethics for financial and other executive officers are posted in the Investor Relations section of our web site.

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
Our business is highly seasonal.
As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating income, is generated in the fourth fiscal quarter, which includes the holiday selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of this quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses that may have been incurred in the first three quarters of the year. We experience reduced rental activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music video and video game titles, as well as the popularity of electronics and trends merchandise, the cost of new release or “best renter” titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events and other factors that may affect our operations.
Our business is dependent on consumer spending patterns.
Revenues generated from the sale and rental of books, music, videos and other products we carry have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, energy prices, interest rates, consumer confidence and other factors beyond our control. During fiscal 2008, the economy entered a recession that affected and continues to affect consumer spending. A continued deterioration of the economic recession or U.S. markets could have a material adverse effect on our financial condition and results of operation. A decline in consumer spending on the products we offer could have a material adverse effect on our financial condition and results of operations and our ability to fund our expansion strategy.

Intense competition from traditional retail sources and the Internet may adversely affect our business.
We operate in a highly competitive industry. For all of our product categories, we compete directly with national store operators, regional chains, specialty retailers and independent single store operators, discount stores, warehouse and mail order clubs and mass merchandisers. In addition, the Internet is a significant channel for retailing for most of the product categories that we offer. In particular, the retailing of books, music and video over the Internet is highly competitive. In addition, we face competition from companies engaged in the business of selling books, music and movies and the renting of movies via electronic means, including the downloading of music content, in-home video delivery and the delivery of books to electronic book readers. An increase in competition in the physical or electronic markets in which we operate could have a material adverse effect on our operations.
Our business could be negatively impacted if the in-store video retailer distribution window is reduced or eliminated.
A competitive advantage that in-store video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the in-store video retailer “distribution window.” After the initial theatrical release of a movie, studios generally make their movies available to in-store video retailers (for rental and retail, including mass merchant retailers) for specified periods of time. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as pay-per-view, video-on-demand, premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for in-store video retailers varies, but has traditionally ranged from 45 to 60 days for domestic video stores. According to industry statistics, more movies are now being released to pay-per-view, video-on-demand or digital downloads at the shorter end of the in-store video retailer distribution window rather than at the longer end. In addition, many of the major movie studios have entered into various ventures to provide video-on-demand or similar services of their own. Increased studio participation in or support of these types of services could impact their decisions with respect to the timing and exclusivity of the in-store video retailer distribution window.
Our business could be negatively affected if (i) in-store video retailer distribution windows were no longer the first distribution channel following the theatrical release, (ii) the length of the in-store video retailer distribution windows were shortened or (iii) the in-store video retailer distribution windows were no longer as exclusive as they are now because newly released movies would be made available earlier on these other forms of non-theatrical movie distribution. As a result, consumers would no longer need to wait until after the in-store video retailer distribution window to view a newly released movie on these other distribution channels.
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

We believe that the increased consumer purchases are due in part to consumer interest in building DVD libraries of classic movies and personal favorites and that the studios will remain dependent on the traditional in-store video retailer to generate revenues for the studios from titles that are not classics or current box office hits. Approximately 60% of most studios’ revenues are derived from their home entertainment divisions. We therefore believe the importance of the video rental industry to the studios will continue to be a factor in studio pricing decisions. However, we cannot control or predict studio pricing policies with certainty, and we cannot assure you that consumers will not increasingly desire to purchase rather than rent movies as a result of further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors. Additionally, studios entering into exclusive alliances with our competitors could negatively affect our ability to purchase rental titles at competitive prices. Personal DVD libraries could also cause consumers to rent or purchase fewer movies in the future. Our profitability could therefore be negatively affected if, in light of any such consumer behavior, we were unable to (i) grow our rental business, (ii) replace gross profits from generally higher-margin rentals with gross profits from increased sales of generally lower-margin sell-through product or (iii) otherwise positively affect gross profits, such as through price increases or cost reductions. Our ability to achieve one or more of these objectives is subject to risks, including the risk that we may not be able to compete effectively with other DVD retailers, some of whom may have competitive advantages such as the pricing flexibility described above or favorable consumer perceptions regarding value.
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
Our business could be negatively impacted by new technology that provides alternate methods of video, music and book delivery.
Advances in technologies such as video-on-demand, rental video kiosks and electronic book readers, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. In particular, our business could be impacted if (i) newly released movies were to be made widely available by the studios to these technologies at the same time or before they are made available to in-store video retailers for rental and (ii) these technologies were to be widely accepted by consumers. In addition, advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a negative effect on our video rental business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers’ homes. Also, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers’ homes.
The growing popularity of technological advances that allow consumers to download music directly from the Internet could continue to have a negative impact on our music business. Additionally, the emergence of rental video kiosks could continue to have an adverse affect on our movie rental business. Electronic book readers that allow consumers to download books directly to a portable device could also have a negative impact on our book business.
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
We use a number of computerized information systems to manage our new release allocations, selection management, merchandise planning, pricing, markdowns and inventory replenishment at each store and at our distribution facility. These major systems collectively support our supply chain. Through continuing processes of review and evaluation the Company is implementing modifications, enhancements and upgrades to its information technology systems. In some cases these changes include replacing legacy systems with successor systems. There are inherent risks associated with modifying or replacing these core systems, including timely, accurate movement and processing of data, which could possibly result in supply chain disruptions. We believe that the appropriate processes, procedures and controls are in place through our software development life cycle, design, testing and staging implementation, and as a result of obtaining appropriate commercial contracts and application documentation with third-party vendors supplying such replacement technologies. There are no assurances that we will successfully modify, integrate or launch these new systems or changes as planned or that they will occur without supply chain or other disruptions or without impacts on inventory valuation. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a negative effect on our financial condition and results of operations.
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
Our principal sources of cash are our operating activities and borrowings under our revolving credit facility. The current and ongoing crisis in the financial markets has had a significant adverse impact on a number of financial institutions. The inability of the financial institution providing our credit facility to fund its commitment could adversely affect our ability to generate cash. We cannot predict with any certainty the impact of any continued deterioration in the financial markets or any resulting material impact on our lender’s liquidity, future financing costs or results of operations.
Global economic conditions, including recessions or slow economic growth, and continuing credit market disruptions in the United States, could continue to adversely affect our business and financial results.
Unfavorable economic conditions, including the impact of recessions, slow economic growth and credit market disruptions in the United States, may continue to negatively affect our business and financial results. These economic conditions could negatively impact:

•	consumer demand for our products, including shifting consumer purchasing patterns to lower-cost options,

•	the mix of our products’ sales, and

•	the ability of certain suppliers to fill our orders for various products or other goods and services.
Ongoing volatility in global commodity, currency and financial markets resulted in uncertainty in the business environment in 2009, which is expected to continue into 2010. We rely on access to the credit markets, specifically our revolving credit facility, to provide supplemental funding for our operations. Although we have not experienced a disruption in our ability to borrow under this facility, it is possible that we may have difficulty accessing the credit markets in the future, which may disrupt our businesses or further increase our cost of funding its operations.
Prolonged recessions, slow economic growth or credit market disruptions could result in decreased revenue, margins and earnings.
The U.S. government’s plans to address the financial crisis may not be effective to stabilize the financial markets or to increase the availability of credit
In response to the financial crisis affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, legislation was enacted that provides the U.S. Treasury the authority to, among other things, purchase mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets. Since enactment of the legislation, the capital markets have continued to experience extreme levels of volatility and the credit markets have not yet shown any significant increase in the availability of credit. There can be no assurance what impact this legislation ultimately will have on the financial markets. If actions taken pursuant to the legislation are not successful in stabilizing the financial markets and increasing the availability of credit, it could have a material adverse effect on our business, financial condition and results of operations or the trading price of our common stock.
We may see increased costs or lower revenue arising from health care reform.
In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act. This act may have a significant impact on health care providers, insurers and others associated with the health care industry. We are currently evaluating the impact of this comprehensive act on our business. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any will be adopted in the future, or what action Congress or state legislatures may take regarding other health care reform proposals or legislation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
As of March 31, 2010, we operated 147 stores in 20 states located as indicated in the following table:

Name of State	Number of Stores
Alabama	1
Arkansas	11
Arizona	7
Colorado	4
Georgia	1
Idaho	9
Indiana	1
Kansas	9
Kentucky	1
Louisiana	1
Missouri	7
Montana	6
Nebraska	4
New Mexico	15
Oklahoma	12
Tennessee	7
Texas	39
Utah	2
Washington	7
Wyoming	3

Total	147
Currently, we lease sites for all our stores. These sites typically are located in pre-existing, stand-alone buildings or strip shopping centers. Our primary market areas are medium-sized communities with populations generally less than 250,000. We have developed a systematic approach using our site selection criteria to evaluate and identify potential sites for new stores. Key demographic criteria for stores include community population, community and regional retail sales, personal and household disposable income levels, education levels, median age and proximity of colleges or universities. Other site selection factors include current competition in the community, visibility, available parking, ease of access and anchor tenants.
We actively manage our existing stores and from time to time close under-performing stores. We closed four stores during fiscal 2009 and two stores during fiscal 2008. Additionally, we plan to close three stores during fiscal 2010, when each of their respective leases expires.
The terms of our store leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a store.
The following table sets forth, as of March 31, 2010, the number of stores that have current lease terms that will expire during each of the following fiscal years and the associated number of stores for which we have options to extend the lease term:

	Number of Stores	Options
Fiscal Year 2010	15	14
Fiscal Year 2011	14	14
Fiscal Year 2012	20	20
Fiscal Year 2013	18	16
Fiscal Year 2014	27	27
Thereafter	53	52

Total	147	143

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

ITEM 3.	LEGAL PROCEEDINGS.
Information regarding our legal proceedings is set forth in Note 15 to the consolidated financial statements, in Item 7 of Part II of this
Form 10-K, which information is incorporated herein by reference.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The shares of Hastings’ common stock are listed and traded on The Nasdaq National Market (Nasdaq) under the symbol “HAST.” Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on Nasdaq:

	High	Low
2009:
First Quarter	$3.84	$1.85
Second Quarter	$4.61	$3.25
Third Quarter	$4.74	$3.60
Fourth Quarter	$4.59	$3.90

2008:
First Quarter	$9.18	$7.36
Second Quarter	$8.91	$7.88
Third Quarter	$8.85	$3.22
Fourth Quarter	$5.19	$1.26
As of March 31, 2010, there were 289 holders of record of our Common Stock.
The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements and our operating and financial condition, among other factors. Our current revolving credit facility prohibits the payment of dividends. Accordingly, we have not declared or paid any dividend during fiscal 2009 or 2008, nor do we intend to pay dividends in the foreseeable future. For more information on the restrictions surrounding the payment of dividends, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation and the notes to the financial statements included in Item 8.
A summary of our purchases of shares of our common stock for the three months ended January 31, 2010 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Approximate
			shares	dollar value of
			purchased as	shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased (1)	per share	or programs	programs (2)
November 1 to November 30, 2009	14,000	$4.32	14,000	N/A
December 1 to December 31, 2009	24,200	4.36	24,200	N/A
January 1 to January 31, 2010	23,400	4.40	23,400	N/A

Total	61,600	$4.36	61,600	$4,425,753

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million worth of our common stock. To date, the Board of Directors has approved the repurchase of up to an additional $22.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.

(2)	A total of 3,738,845 shares have been purchased under the repurchase plan at a total cost of approximately $22.9 million, or approximately $6.12 per share.

Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	January 31,	January 31,	January 31,	January 31,	January 31,	January 31,
	2005	2006	2007	2008	2009	2010
Hastings	$100.00	$64.85	$71.52	$105.94	$30.55	$51.39
S&P 500 Index	100.00	108.36	121.75	116.70	69.92	90.91
Nasdaq Composite Index	100.00	111.80	119.47	115.88	71.59	104.12
The graph above compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and the Nasdaq Composite Index over the same period. The graph assumes the investment of $100 in Hastings common stock, the S&P 500 Index and the Nasdaq Composite Index on January 31, 2005 and the reinvestment of all dividends.
With respect to equity compensation plan information, please refer to Item 11 of this Annual Report on Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA.
The data set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s Financial Statements and notes thereto.

	Fiscal Year
(In thousands, except per share and square foot data)	2009	2008	2007	2006	2005

Income Statement Data:
Merchandise revenue	$441,462	$451,492	$458,076	$454,142	$444,291
Rental revenue	81,374	87,256	89,609	94,190	93,640
Gift card breakage revenue (1)	8,510	—	—	—	—

Total revenues	531,346	538,748	547,685	548,332	537,931
Merchandise cost of revenue	307,074	315,780	321,438	326,025	314,328
Rental asset cost of revenue	29,424	30,948	31,107	33,862	34,458

Total cost of revenues	336,498	346,728	352,545	359,887	348,786
Gross profit	194,848	192,020	195,140	188,445	189,145
Selling, general and administrative expenses (2)	183,413	182,511	177,028	177,467	176,684
Pre-opening expenses	3	233	120	94	92

Operating income	11,432	9,276	17,992	10,884	12,369
Interest expense	(1,014)	(1,961)	(2,919)	(3,260)	(2,616)
Other, net (3)	1,902	193	123	642	399

Income before income taxes	12,320	7,508	15,196	8,266	10,152
Income tax expense (4)	5,387	3,449	4,951	3,247	4,457

Net income	$6,933	$4,059	$10,245	$5,019	$5,695

Basic income per share	$0.72	$0.40	$0.95	$0.45	$0.50

Diluted income per share	$0.71	$0.39	$0.93	$0.44	$0.49

Weighted-average common shares outstanding — basic	9,610	10,122	10,797	11,244	11,421

Weighted-average common shares outstanding — diluted	9,752	10,324	11,055	11,518	11,667

Other Data:
Depreciation (5)	$18,957	$20,019	$19,400	$19,865	$19,737
Capital expenditures (6)	$11,265	$25,539	$15,256	$18,566	$17,097

Store Data:
Total selling square footage at end of period	3,065,477	3,137,692	3,134,912	3,121,737	3,101,627
Comparable-store revenues increase (decrease) (7)	(3.1%)	(1.6%)	(0.1%)	1.8%	(1.4%)
Revenue per selling square footage(8)	$170.58	$171.69	$174.70	$175.63	$173.41

	January 31,
	2010	2009	2008	2007	2006
Balance Sheet Data:
Working capital (9)	$88,740	$75,373	$76,983	$71,941	$52,508
Total assets	$238,800	$253,703	$260,221	$257,498	$254,661

Total long-term debt	$38,174	$44,507	$40,616	$41,922	$28,151
Dividends declared	$—	$—	$—	$—	$—
Total shareholders’ equity (4)	$108,158	$102,036	$101,808	$97,553	$94,693

(1)	In fiscal 2009, we recorded approximately $8.5 million of revenue for the estimated breakage on gift cards we previously issued and sold. See Note 1 of the financial statements for additional discussion.

(2)	Includes approximately $1.6 million, $0.8 million, $0.9 million and $0.4 million of impairment charges for fiscal 2009, 2008, 2006 and 2005, respectively. No impairment charges were recognized during fiscal 2007.

(3)	For fiscal 2009, includes approximately $1.4 million related to gain from insurance proceeds. See Note 16 of the financial statements for additional discussion.

(4)	The results for fiscal 2009 include a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an Internal Revenue Service audit of the Company’s previously filed tax returns. The results for fiscal 2008 reflect a discrete tax charge of approximately $0.8 million related to an IRS audit of the Company’s previously filed federal tax returns. The IRS audit resulted in a change in our tax method used to account for gift cards and the $0.8 million represents interest due as a result of the audit. On February 1, 2007, we recognized an increase in the liability for uncertain tax positions plus interest and penalties totaling $0.8 million as a result of ASC 740, with a corresponding adjustment to retained earnings. The results for fiscal 2007 reflect an income tax benefit of approximately $0.9 million related to a favorable settlement of a prior year’s state tax liability.

(5)	Excludes amounts associated with our rental asset cost depreciation of $12.3 million, $14.8 million, $13.4 million, $15.8 million and $18.5 million, for fiscal 2009, 2008, 2007, 2006 and 2005, respectively.

(6)	Includes purchases of property, equipment and improvements. For fiscal 2009, amount is shown net of approximately $0.5 million in proceeds received from insurance that were used to fund capital expenditures to replace assets that were damaged.

(7)	Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Sales via the internet and gift card breakage revenues are not included and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.

(8)	Excludes gift card breakage revenue of $8.5 million for fiscal 2009.

(9)	Working capital is calculated as total current assets less total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 5. Selected Financial Data” appearing elsewhere in this Annual Report on Form 10-K.
Overview
Hastings is a leading multimedia entertainment retailer that buys, sells, trades and rents various home entertainment products, including books, music, software, periodicals, new and used CDs, DVDs, video games, video game consoles and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise through our entertainment stores and our Internet web site. As of March 31, 2010, we operated 147 stores averaging approximately 24,000 square feet in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. Each of the stores, operated on leased premises, is wholly-owned by us and is operated under the name of Hastings.
Our operating strategy is to continue to enhance our position as a multimedia entertainment retailer by expanding and remodeling existing stores, opening new stores in selected markets and offering our products through our Internet web site. References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2010 is referred to as fiscal 2009.
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
Lower of Cost or Market for Merchandise Inventory. Our merchandise inventories are recorded at the lower of cost, which approximates the first-in, first-out (“FIFO”) method, or market. As with any retailer, economic conditions, cyclical customer demand and changes in purchasing or distribution can affect the carrying value of inventory. As circumstances warrant, we record the lower of cost or market inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated market value and returnability of merchandise inventory by product category and record an adjustment if estimated market value is below cost.
Rental Asset Depreciation. We have established rental asset depreciation policies that match rental product costs with the related revenues. These policies require that we make significant estimates, based upon our experience, as to the ultimate amount and timing of revenue to be generated from our rental product. We utilize an accelerated method of depreciation because it approximates the pattern of demand for the product, which is higher when the product is initially released by the studios for rental and declines over time. In establishing salvage values for our rental product, we consider the sales prices and sales volume of our previously rented product and other used product.
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
The costs of rental product purchased pursuant to revenue-sharing arrangements, which are recorded in rental cost of sales on the consolidated statements of earnings, typically include a lower initial product cost than traditional rental purchases with a certain percentage of the net rental revenues shared with studios over an agreed period of time. Any up-front costs exceeding the designated salvage value are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as rental cost of sales as the related revenue is earned. Additionally, certain titles have performance guarantees. We analyze titles that are subject to performance guarantees and recognize an estimated expense for under-performing titles throughout the applicable period based upon our analysis of the estimated rental revenue shortfall. We revise these estimates on a monthly basis, based on actual results.
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
Income Taxes. In determining net income, we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable earnings in the year when we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities on any change in income tax rates in the period that includes the enactment date.
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
Share-Based Compensation. Determining the amount of share-based compensation to be recorded in the statement of earnings requires us to develop estimates that are used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:
•	Expected volatility – The estimated stock price volatility is derived based upon our historical stock prices over the expected life of the option.

•	Expected life of the option – The estimate of an expected life is calculated based on historical data relating to grants, exercises and cancellations, as well as the vesting period and contractual life of the option.

•	Risk-free interest rate – The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life of the option.
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
In addition to stock options, we award restricted stock awards, including restricted stock units and performance-based restricted stock awards. The grant date fair value of restricted stock awards is equal to the average of the opening and closing stock price on the day on which they are granted. For performance-based restricted stock awards, compensation expense is recognized if management deems it probable that the performance conditions will be met. Management must use its judgment to determine the probability that a performance condition will be met. If actual results differ from management’s assumptions, future results could be materially impacted.
Gift Card Breakage Revenue. We sell gift cards through each of our stores and through our web site www.goHastings.com. The gift cards we sell have no stated expiration dates or fees and are subject to potential escheatment rights in some of the jurisdictions in which we operate. Gift card liabilities are recorded as deferred revenue at the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. Historically, the liability was relieved and revenue was recognized only upon redemption of the gift cards. Beginning in the fourth quarter of fiscal 2009, we had sufficient historical data to analyze gift card redemption patterns and a final determination of the escheatment laws applicable to our operations. As a result, during the fourth quarter of fiscal 2009, we recorded approximately $8.5 million of revenue for the estimated breakage on gift cards we previously issued and sold. Subsequent to the initial change in estimate related to gift card breakage, gift card breakage revenue is recognized as gift cards are redeemed, based upon an analysis of the aging and utilization of gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations.

Results of Operations
The following tables present our statement of earnings data, expressed as a percentage of revenue, and the number of stores open at the end of period for the three most recent fiscal years.

	Fiscal Year
	2009	2008	2007
Merchandise revenue	83.1%	83.8%	83.6%
Rental asset revenue	15.3	16.2	16.4
Gift card breakage revenue	1.6	—	—

Total revenues	100.0	100.0	100.0

Merchandise cost of revenue	69.6	69.9	70.2
Rental asset cost of revenue	36.2	35.5	34.7

Total cost of revenues	63.3	64.4	64.4

Gross profit	36.7	35.6	35.6

Selling, general and administrative expenses	34.5	33.9	32.3
Pre-opening expenses	—	—	—

	34.5	33.9	32.3

Operating income	2.2	1.7	3.3
Other income (expense):
Interest expense	(0.2)	(0.3)	(0.5)
Other, net	0.3	—	—

	0.1	(0.3)	(0.5)

Income before income taxes	2.3	1.4	2.8
Income tax expense	1.0	0.6	0.9

Net income	1.3%	0.8%	1.9%

	Fiscal Year
	2009	2008	2007
Hastings Stores:
Beginning number of stores	153	153	154
Openings	—	2	1
Closings	(4)	(2)	(2)

Ending number of stores	149	153	153

Fiscal 2009 Compared to Fiscal 2008
Operating income for fiscal 2009 was $11.4 million as compared to $9.3 million for fiscal 2008. Adjusted operating income, which excludes gift card breakage revenue, store impairment costs and stock compensation expense, was $4.9 million for fiscal 2009 as compared to $10.3 million for fiscal 2008. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was approximately $32.3 million for fiscal 2009 as compared to $29.5 million for fiscal 2008. Adjusted EBITDA, which excludes gift card breakage revenue, store impairment costs, stock compensation expense and gain on casualty loss, was approximately $24.3 million for fiscal 2009 as compared to $30.5 million for fiscal 2008. Free cash flow for fiscal 2009 was $15.3 million compared to $1.6 million for fiscal 2008.
Reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are included in the tables following this section along with a discussion of why management believes these measures provide meaningful information regarding the Company’s performance.
Revenues. Total revenues for fiscal 2009 decreased approximately $7.4 million, or 1.4%, to $531.3 million compared to $538.7 million for fiscal 2008. We believe the financial crisis and its impact on consumer spending had a significant impact on our revenues during fiscal 2009. Excluding gift card breakage revenue, total revenues for fiscal 2009 decreased approximately $15.9 million, or 3.0% from fiscal 2008. We project our gift card breakage revenue to approximate $0.6 million in fiscal year 2010. See Note 1 to the financial statements for additional discussion of gift card breakage revenue. Approximately $7.2 million of the annual decline in revenue was attributable to operating fewer stores during fiscal 2009. Included in fiscal 2008 was approximately $2.0 million in revenues resulting from an additional day of sales due to the leap year. Excluding the extra day of sales for fiscal 2008 and gift card breakage revenue in fiscal 2009, total revenues for fiscal 2009 decreased approximately $13.9 million, or 2.6% from fiscal 2008. The following is a summary of our revenues results (dollars in thousands):

	Fiscal Year Ended January 31,
	2010		2009		Increase(Decrease)
		Percent		Percent
	Revenues	Of Total	Revenues	of Total	Dollar	Percent

Merchandise revenue	$441,462	83.1%	$451,492	83.8%	$(10,030)	-2.2%
Rental revenue	81,374	15.3%	87,256	16.2%	(5,882)	-6.7%
Gift card breakage revenue	8,510	1.6%	—	0.0%	8,510	—

Total Revenues	$531,346	100.0%	$538,748	100.0%	$(7,402)	-1.4%

Comparable-store revenues:

	Fiscal year ended January 31,
			2010
	2010	2009	(excludes leap day)

Total	-3.1%	-1.6%	-2.7%
Merchandise	-2.4%	-1.5%	-2.1%
Rental	-6.7%	-2.5%	-6.2%

Below is a summary of the comparable-store revenues (“Comp”) results for our major merchandise categories:

	Fiscal Year Ended January 31,
			2010
	2010	2009	(excluding leap day)
Hard Back Café	13.0%	8.7%	13.4%
Trends	6.4%	22.1%	6.7%
Consumables	4.1%	14.6%	4.5%
Video Games	3.2%	0.5%	3.6%
Books	-0.9%	1.3%	-0.5%
Electronics	-2.0%	10.0%	-1.7%
Movies	-3.2%	-2.4%	-2.8%
Music	-12.6%	-16.3%	-12.3%
The following discussion of fiscal 2009 merchandise and rental Comp sales excludes the additional day of sales in fiscal 2008 due to the leap year. Prior year Comp sales have been revised to reflect current year classification of Comp sale categories, and include the leap day in fiscal 2008.
Hardback Café Comps increased 13.4% during fiscal 2009, primarily as a result of increased sales of specialty café drinks, partially offset by increased promotions during fiscal 2009 as compared to fiscal 2008. Trends Comps increased 6.7% for fiscal 2009 resulting from increased sales of action figures, “As Seen on TV” products such as the Snuggie and Bendaroos, novelty items and apparel. Key drivers in the novelty category included barware, lighting and lamps and sports merchandise. Key drivers in the apparel category included accessories, sports clothing, jewelry, seasonal clothing and t-shirts. Consumables Comps increased 4.5% primarily due to strong sales of seasonal candies and increased sales of assorted candies and gums, including candy and snacks cross-merchandised on our video rental wall, and fountain drinks. Video Game Comps increased 3.6% for fiscal 2009, primarily due to increased sales of new and used video games for the Sony Playstation 3, Microsoft XBOX 360 and Nintendo Wii consoles, partially offset by lower sales of older generation video games and lower sales of video game consoles. Books Comps decreased 0.5% during fiscal 2009, resulting primarily from lower sales of new hardbacks and trade paperbacks, magazines and calendars partially offset by increased sales of used trade paperbacks and hardbacks and fewer promotions during fiscal 2009 as compared to fiscal 2008. Electronics Comps decreased 1.7% during fiscal 2009 resulting from lower sales of refurbished iPods partially offset by increased sales of new iPods, MP3 players and related accessories and strong sales of digital converter boxes. Movies Comps decreased 2.8% for fiscal 2009, primarily due to lower sales of new and used DVDs and DVD boxed sets, partially offset by increased sales of new and used Blu-ray movies. Music Comps decreased 12.3% during fiscal 2009 primarily due to the lowering of price points on new and used CDs and a continued industry decline and reduced Music foot print in forty-one stores. Merchandise Comps, excluding the sale of new music, increased 0.1% for fiscal 2009.
Rental Comps decreased 6.2% for fiscal 2009, primarily resulting from the lowering of thousands of movie titles in our stores to a $0.99 per week rental price point during fiscal 2009 and increased promotions offered during fiscal 2009 as compared to fiscal 2008. Rental Video Games Comps increased 2.3% for fiscal 2009 while Rental Video Comps decreased 8.0%.
Gross Profit – Merchandise. For fiscal 2009, total merchandise gross profit dollars decreased approximately $1.3 million, or 1.0%, to $134.4 million from $135.7 million for fiscal 2008 primarily due to a decrease in merchandise revenues, partially offset by a slight increase in merchandise margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 30.4% for fiscal 2009, compared to 30.1% for fiscal 2008, primarily resulting from continued improvements in inventory management.
Gross Profit – Rental. For fiscal 2009, total rental gross profit dollars decreased approximately $4.3 million, or 7.6%, to $52.0 million from $56.3 million for fiscal 2008 resulting from lower rental revenues primarily due to lower price points. As a percentage of total rental revenue, rental gross profit decreased to 63.8% for fiscal 2009 compared to 64.5% for fiscal 2008 due primarily to lower revenues.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue (excluding gift card breakage revenue), SG&A increased to 35.1% for fiscal 2009 compared to 33.9% for fiscal 2008 due to deleveraging resulting from lower revenues. SG&A increased approximately $0.9 million during fiscal 2009, or

0.5%, to $183.4 million compared to $182.5 million for fiscal 2008 primarily due to an increase in impairment charges for underperforming and closed stores of approximately $0.7 million, to $1.6 million for fiscal 2009 compared to $0.9 million for fiscal 2008, and additional costs associated with the operation of expanded and relocated stores and higher advertising costs. These expenses were partially offset by lower depreciation expense and store labor costs.
Interest Expense. For fiscal 2009, interest expense decreased approximately $1.0 million, or 50%, to $1.0 million, compared to $2.0 million for fiscal 2008 resulting primarily from lower interest rates and lower average debt levels during the period. The average rate of interest charged for the period decreased to 2.4% compared to 4.0% for the same period in the prior year.
Other Income. During the fourth quarter of fiscal 2009, the Company recorded a gain of approximately $1.4 million resulting from the receipt of insurance proceeds during fiscal 2009 related to a casualty loss incurred in fiscal 2008. During fiscal 2008, no such items were recorded.
Tax Expense. During fiscal 2009, the Company recorded a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an Internal Revenue Service audit of the Company’s previously filed tax returns. During fiscal 2008, the Company recorded a discrete tax charge of approximately $0.8 million related to an Internal Revenue Service audit of the Company’s previously filed tax returns. Primarily as a result of these items, the effective tax rates for the fiscal years ended January 31, 2010 and 2009 were 43.7% and 45.9%, respectively.
Fiscal 2008 Compared to Fiscal 2007
Revenues. Total revenues for fiscal 2008 decreased $9.0 million, or 1.6%, to $538.7 million compared to $547.7 million for the prior year. We believe the financial crisis and its impact on consumer spending had a significant impact on our revenues during fiscal 2008. The following is a summary of our revenue results (dollars in thousands):

	Fiscal Year Ended January 31,
	2009		2008		Decrease
		Percent		Percent
	Revenues	Of Total	Revenues	of Total	Dollar	Percent

Merchandise revenue	$451,492	83.8%	$458,076	83.6%	$(6,584)	-1.4%
Rental revenue	87,256	16.2%	89,609	16.4%	(2,353)	-2.6%

Total Revenues	$538,748	100.0%	$547,685	100.0%	$(8,937)	-1.6%

Comparable-store revenues:

Total	-1.6%
Merchandise	-1.5%
Rental	-2.5%
Below is a summary of the comparable-store revenues (“Comp”) results for our eight largest merchandise categories:

	Fiscal Year Ended January 31,
	2009	2008
Trends	22.1%	8.4%
Consumables	14.6%	3.8%
Electronics	10.0%	12.0%
Hard Back Café	8.7%	10.9%
Books	1.3%	2.0%
Video Games	0.5%	17.3%
Movies	-2.4%	4.0%
Music	-16.3%	-15.3%

Fiscal year 2008 Comp sales have been revised to reflect current year classification of Comp sale categories. Trends Comps increased 22.1% compared to the prior year, driven by strong sales of Webkinz plush products, as well as movie memorabilia products and sports apparel and merchandise. Consumables Comps increased 14.6% compared to the prior year due to strong sales across all categories. Consumable sales represented 1.9% of total revenues for the year. Electronics Comps increased 10.0% primarily as a result of strong sales of Blu-ray DVD players and digital converter boxes, partially offset by lower sales of refurbished iPods and MP3 players. Books Comps increased 1.3% for the year resulting from strong sales of new and used trade paperback books, used hardback books, calendars, and books on CD, partially offset by lower sales of new hardback books. Top selling books for the year included Stephenie Meyer’s The Twilight Saga series, The Shack by William P. Young and The New Earth by Eckhart Tolle. Video Game Comps increased 0.5% for the year primarily due to strong sales of new and used video games for the Sony Playstation 3, Microsoft XBOX 360 and Nintendo Wii, partially offset by lower sales of older generation video games and lower sales of video game consoles. Movie Comps decreased 2.4% for the year primarily due to lower sales of new DVDs, partially offset by strong sales of Blu-ray format DVDs and increased sales of used DVDs and new and used DVD boxed sets. New DVD sales were lower primarily due to new releases that did not perform as well as expected, particularly in the third and fourth quarters, which we attribute to the economic recession. Music Comps decreased 16.3% for the year resulting from continued industry decline and our de-emphasis on the category through the reduction of the retail space dedicated to music in thirty stores, which were reformatted during fiscal 2008. Merchandise Comps, excluding the sales of Music, increased 2.3% for the fiscal year ended January 31, 2009.
Rental Comps decreased 2.5% for the year primarily as a result of fewer rentals of DVDs partially offset by strong rentals of video games and Blu-ray movies. Rental Comps were impacted by an unusually limited slate of titles released, primarily during the first nine months of fiscal 2008 and a strong following of viewers for the Olympics, coverage of the 2008 political conventions, and media coverage of the economic recession in the economy and financial markets. Rental Video Game Comps increased 15.9% for the year while Rental Video Comps decreased 5.3%.
Fiscal 2008 was a leap year that included an extra day of sales in February. Excluding this extra day of sales, merchandise Comps would have decreased 1.8% for fiscal 2008 and rental Comps would have decreased 3.0% for the year. Excluding the extra day of sales, merchandise Comps excluding the sales of Music would have increased 1.9%.
Gross Profit – Merchandise. For fiscal 2008, total merchandise gross profit dollars decreased approximately $0.9 million, or 0.7%, to $135.7 million compared to $136.6 million for fiscal 2007 primarily resulting from lower revenues. As a percentage of total merchandise revenues, merchandise gross profit increased to 30.1% for fiscal 2008 from 29.8% for the prior year primarily resulting from improvements in purchasing and lower markdown expense, partially offset by increases in shrinkage costs and freight costs for the period.
Gross Profit – Rental. For fiscal 2008, total rental gross profit dollars decreased approximately $2.2 million, or 3.8%, to $56.3 million from $58.5 million for the prior year. As a percentage of total rental revenues, rental gross profit decreased to 64.5% for fiscal 2008, compared to 65.3% for fiscal 2007, resulting primarily from lower rental revenues as well as increased purchases of rental assets for the year, which led to increased rental asset depreciation expense as compared to the prior year. In an effort to drive revenues, we purchased more rental units during the fourth quarter of fiscal 2008.
Selling, General and Administrative expenses (“SG&A”). SG&A increased approximately $5.5 million, or 3.1%, to $182.5 million for fiscal 2008, compared to $177.0 million for fiscal 2007, primarily due to additional costs associated with the operation of new, expanded, and relocated stores and increased store labor costs associated primarily with increases in the minimum wage and increased advertising expense. Additionally, during the fourth quarter of fiscal 2008, we recorded approximately $0.8 million in impairment charges for six underperforming stores, three of which were closed during fiscal 2009, when each of their respective leases expired. As a percentage of total revenues, SG&A increased to 33.9% for the twelve months ended January 31, 2009, compared to 32.3% for the prior year.
Interest Expense. For fiscal 2008, interest expense decreased approximately $0.9 million to $2.0 million, compared to $2.9 million during fiscal 2007 resulting primarily from lower interest rates. The average rate of interest charged for the twelve months ended January 31, 2009, decreased to 4.03% compared to 6.60% for the prior year.

Income Tax Expense. During fiscal 2008, the Company recorded a charge of approximately $0.8 million related to an Internal Revenue Service audit of our previously filed federal tax returns. The IRS audit resulted in a change in our tax method used to account for gift cards and the $0.8 million represents interest due as a result of the audit. During fiscal 2007, the Company recognized a discrete tax benefit in the amount of $0.9 million related to a favorable settlement of a prior year’s state tax liability. Primarily as a result of these items, the effective tax rates for the fiscal years ended January 31, 2009 and 2008 were 45.9% and 32.6%, respectively.
Use of Non-GAAP Financial Measures
The Company is providing free cash flow, EBITDA, adjusted EBITDA, and adjusted operating income as supplemental non-GAAP financial measures regarding the Company’s operational performance. The Company evaluates its historical and prospective financial performance, as well as its performance relative to its competitors, by using such non-GAAP financial measures. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which management believes represents the Company’s performance in the ordinary, ongoing and customary course of its operations. Therefore, management excludes from core operating performance those items, such as those relating to restructuring, investing, stock-based compensation expense and non-cash activities that management does not believe are reflective of such ordinary, ongoing and customary activities.
The Company believes that providing this information to its investors, in addition to the presentation of GAAP financial measures, allows investors to see the Company’s financial results “through the eyes” of management. The Company further believes that providing this information allows investors to both better understand the Company’s financial performance and to evaluate the efficacy of the methodology and information used by management to evaluate and measure such performance.
Free Cash Flow
Management defines free cash flow as net cash provided by operating activities for the period less purchases of property and equipment during the period. Purchases of property and equipment during the period are netted with any proceeds received from insurance on casualty loss that are directly related to the reinvestment of new capital expenditures. The following table reconciles net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure (in thousands):

	Fiscal year ended January 31,
	2010	2009

Net cash provided by operating activities	$26,601	$27,103
Purchase of property and equipment, net	(11,265)	(25,539)

Free cash flow	$15,336	$1,564

EBITDA and Adjusted EBITDA
EBITDA is defined as net income before interest expense (net), income tax expense, property and equipment depreciation expense and amortization. Adjusted EBITDA, as presented herein, is EBITDA excluding gift card breakage revenue, gain on casualty loss, stock-based compensation expense and store asset impairment expense. The following table reconciles net income, a GAAP financial measure, to EBITDA and adjusted EBITDA, non-GAAP financial measures (in thousands):

	Fiscal year ended January 31,
	2010	2009

Net Income	$6,933	$4,059
Adjusted for
Interest expense, net	1,014	1,961
Income tax expense	5,387	3,449
Property and equipment depreciation expense	18,957	20,019

EBITDA	32,291	29,488

Gift card breakage revenue	(8,510)	—
Gain on casualty loss	(1,412)	—
Stock-based compensation	354	113
Store asset impairments	1,595	947

Adjusted EBITDA	$24,318	$30,548

Adjusted Operating Income
Adjusted operating income is defined as operating income excluding gift card breakage revenue, stock based compensation expense, and store asset impairment expense. The following table reconciles operating income, a GAAP financial measure, to adjusted operating income, a non-GAAP financial measure (in thousands):

	Fiscal year ended January 31,
	2010	2009

Operating income	$11,432	$9,276
Adjusted for
Gift card breakage revenue	(8,510)	—
Stock-based compensation	354	113
Store asset impairments	1,595	947

Adjusted operating income	$4,871	$10,336

Free cash flow, EBITDA, adjusted EBITDA, and adjusted operating income are considered non-GAAP financial measures under the SEC’s Regulation G and therefore should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. The financial measures of non-GAAP free cash flow, EBITDA, adjusted EBITDA, and adjusted operating income may vary among other companies. Therefore, our free cash flow, EBITDA, adjusted EBITDA, and adjusted operating income may not be comparable to similarly titled measures used by other companies.

Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source in 2009 and 2008 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, and store reformations through fiscal 2010.
At January 31, 2010, total outstanding debt was $38.2 million. We project our outstanding debt level will remain approximately the same during fiscal 2010. At January 31, 2010, we had $44.0 million in excess availability under the Facility (as defined below), after the $10 million availability reserve.
Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities totaled $26.6 million for fiscal 2009 compared to $27.1 million for fiscal 2008. Net income for fiscal 2009 was approximately $6.9 million for the year compared to $4.1 million for fiscal 2008. In fiscal 2008, an Internal Revenue Service (“IRS”) audit of our previously filed income tax returns resulted in a change in our tax method used to account for gift cards. This change resulted in an increase in deferred tax assets and a related increase in current federal tax liabilities classified within accrued expenses and other liabilities during fiscal 2008. Deferred income tax benefit totaled $4.5 million for fiscal 2009 compared to a deferred income tax expense of $7.4 million for fiscal 2008, primarily due to the IRS Audit. Accrued expenses and other liabilities decreased approximately $12.5 million during fiscal 2009 compared to an increase of $4.1 million during fiscal 2008, primarily as a result of a change in estimate surrounding our recognition of gift card breakage revenue and the IRS audit. Merchandise inventories decreased approximately $9.6 million during fiscal 2009, compared to a decrease of $35.9 million during fiscal 2008 primarily due the timing of merchandise returns resulting from lower inventory levels at the beginning of the period as compared to the prior year and a continued focus on inventory management. Merchandise inventories, net of trade payables, decreased approximately $12.2 million for fiscal 2009 compared to a decrease of $19.5 million during fiscal 2008. During fiscal 2010, we estimate net cash provided by operations of approximately $17.0 to $19.0 million. The expected decrease from fiscal 2009 net cash provided by operations to estimated fiscal 2010 net cash provided by operations results primarily from projected increases in the purchases of rental inventory during fiscal 2010.
Investing Activities. Net cash used in investing activities decreased $14.2 million, or 55.7%, from $25.5 million in fiscal 2008 to $11.3 million in fiscal 2009. Purchases of property, equipment and improvements decreased $13.7 million, or 53.7%, from $25.5 million in fiscal 2008 to $11.8 million in fiscal 2009. This decrease was primarily the result of planned reductions in our capital expenditures. In fiscal 2010, the Company projects capital expenditures to be approximately $17.3 million, which includes approximately $1.6 million related to the reformatting of twenty stores to expand the footprint of our Comics category, and $0.7 million to expand the Comics footprint in another ten stores on a smaller scale, with remaining planned discretionary capital expenditures related to new stores, relocated stores and our new internet site.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For fiscal 2009, cash used in financing activities was $13.9 million compared to cash provided by financing activities of $1.9 million for fiscal 2008, primarily resulting from net repayments to our revolving credit facility during fiscal 2009 of approximately $6.3 million compared to net borrowings for fiscal 2008 of approximately $3.9 million. We estimate borrowing and payment activities from our revolving credit facility will remain approximately the same during fiscal year 2010 as during fiscal year 2009. Additionally, the Company purchased $1.3 million of treasury stock in fiscal 2009, as compared to $4.4 million in fiscal 2008. We plan to purchase up to $4.4 million of treasury stock during fiscal 2010, which will be dependent upon movement of our stock price and actual fiscal 2010 operating results. Changes in our cash overdraft position increased from cash provided of $1.9 million for fiscal 2008 to a use of $6.3 million for fiscal 2009, due to timing of payments issued to vendors at the end of each year.
On September 18, 2001, we announced a stock repurchase program of up to $5.0 million of our common stock. Prior to fiscal 2008, the Board of Directors approved increases in the program totaling $17.5 million, and on

December 8, 2008, they approved an additional increase of $5.0 million. During fiscal year 2009, we purchased a total of 318,896 shares of common stock at a cost of approximately $1.3 million, or $4.02 per share. As of January 31, 2010, a total of 3,738,845 shares had been purchased under the program at a cost of approximately $22.9 million, for an average cost of approximately $6.12 per share. As of January 31, 2010, approximately $4.4 million remained available for repurchases under the stock repurchase program.
On December 4, 2009, we entered into a stock transfer agreement with the Marmaduke Family Limited Partnership (the “Partnership”). Under the stock transfer agreement, for a period of three years following the death of Mr. John H. Marmaduke, the Company’s President and Chief Executive Officer, the Partnership may tender for purchase to the Company, and, if so tendered, the Company will be required to purchase, the number of shares of the Company’s common stock belonging to the Partnership that equal an aggregate fair market value of $5.0 million. During this three year period, the Partnership may elect to tender portions of such shares in various lots and parcels, at any time and from time to time, and any tender shall not exhaust or limit the Partnership’s right to tender an additional amount of such shares, subject to the limitations set within the stock transfer agreement. Under the stock transfer agreement, the Company is not obligated to purchase, and the Partnership does not have the right to tender, any amount of such shares with an aggregate fair market value in excess of $5.0 million. In the event that Mr. Marmaduke resigns as an officer or director of the Company prior to his death, the Partnership’s right to tender the shares to the Company shall terminate. The stock transfer agreement shall terminate on the earlier of February 9, 2019, or four years after the death of Mr. Marmaduke. The Company is currently the beneficiary of a $10 million key-man life insurance policy on Mr. Marmaduke; a portion of the proceeds of which would be used to complete any purchases of shares resulting from the stock transfer agreement.
Capital Structure. We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on (i) eligible inventory, as defined in the Facility and (ii) certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. We can borrow at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”), plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves. The Facility contains no financial covenants, prohibits the payment of dividends, includes certain other debt and acquisition limitations, allows for the repurchase of up to $27.3 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At January 31, 2010, we had $44.0 million in excess availability under the Facility, after the $10 million availability reserve. We expect to have approximately $44.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2011. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest being charged under the Facility for fiscal years ending January 31, 2010 and 2009 were 2.4% and 4.0%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2010 was approximately $0.9 million, which reduces the excess availability under the Facility.
At January 31, 2010, our minimum lease commitments for fiscal 2010 were approximately $23.6 million. Total existing minimum operating lease commitments for fiscal years 2010 through 2025 was approximately $167.3 million as of January 31, 2010.
Contractual Obligations and Off-Balance Sheet Arrangements. In the ordinary course of business, we routinely enter into purchase commitments for various aspects of our operations, such as warehouse equipment and office equipment. However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of January 31, 2010, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.

The following summarizes our contractual obligations at January 31, 2010, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years

Long-term debt (principal only) (1)	$38,174	—	38,174	—	—
Operating leases (2)	167,356	23,642	46,466	35,945	61,303
Revenue sharing (3)	396	396	—	—	—

Total (4)	$205,926	24,038	84,640	35,945	61,303

(1)	Based on our internal forecasts, we estimate interest payments for FY 2010 to be approximately $0.9 million.

(2)	Amounts include the direct lease obligations, excluding any taxes, insurance, maintenance and other related expenses. For the fiscal year ended January 31, 2010, payments for taxes, insurance, maintenance, and other related expenses, which are variable in nature, were approximately $6.3 million.

(3)	As of January 31, 2010, we were a party to revenue-sharing arrangements with various studios. These agreements include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to non-revenue sharing purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included amounts owed and an estimate of our contractual obligation under these agreements for performance guarantees and minimum purchase requirements for the period in which they can reasonably be estimated, which is approximately two months in the future. Although these contracts may extend beyond the estimated two month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues that will be recognized during fiscal 2010.

(4)	Uncertain tax position obligations including unrecognized tax benefits of $186,000 and accrued interest and penalties related to unrecognized tax benefits of $229,000, as of January 31, 2010, were not included in this table. Due to the uncertainty surrounding the timing of any future cash outflows related to uncertain tax position liabilities, we are not able to reasonably estimate the period of cash settlement with the respective taxing authority.

Seasonality and Inflation
Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

	Quarter
	First	Second	Third	Fourth

Fiscal year 2009:

Total revenues (1)	$125,693	$117,192	$112,338	$176,123
Operating income (loss)	$3,086	$(367)	$(4,727)	$13,440
% of full year:
Total revenues	23.7%	22.1%	21.1%	33.1%
Operating income (loss)	27.0%	(3.2%)	(41.3%)	117.5%

	Quarter
	First	Second	Third	Fourth

Fiscal year 2008:

Total revenues	$131,936	$125,666	$114,268	$166,878
Operating income (loss)	$5,317	$1,528	$(4,687)	$7,118
% of full year:
Total revenues	24.5%	23.3%	21.2%	31.0%
Operating income (loss)	57.3%	16.5%	(50.5%)	76.7%
We do not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

(1)	The fourth quarter of fiscal 2009 includes approximately $8.5 million of gift card breakage revenue.

Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures in financial statements. The guidance establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s own fair value assumptions at the lowest level. The provisions are required to be applied to financial assets and liabilities for fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008. The adoption of these provisions had no material impact on our results of operations or financial position.
In April 2009, the FASB issued guidance that requires interim disclosures about the fair value of financial instruments, similar to what is currently required to be disclosed on an annual basis. We adopted the provisions of this guidance for our fiscal quarter ended July 31, 2009.
In May 2009, the FASB issued guidance, which has since been amended in February 2010, that establishes general standards for the accounting and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and specifically sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the provisions of this guidance for fiscal our quarter ended July 31, 2009 with no material impact to our financial statements.
In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This guidance established the Codification as the single source for authoritative U.S. GAAP. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered non-authoritative, other than guidance issued by the SEC. We adopted the provisions of this guidance beginning in the fiscal quarter ended October 31, 2009.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders’ base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2010, outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
HASTINGS ENTERTAINMENT, INC.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Page
Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets as of January 31, 2010 and 2009	36

Consolidated Statements of Earnings for the years ended January 31, 2010, 2009, and 2008	37

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2010, 2009, and 2008	38

Consolidated Statements of Cash Flows for years ended January 31, 2010, 2009, and 2008	39

Notes to Consolidated Financial Statements	40

Schedule

Financial Statement Schedule II — The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 15(a). Exhibits and Financial Statement Schedules.	68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Hastings Entertainment, Inc.
We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. as of January 31, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. at January 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note 9 to the consolidated financial statements, the Company changed its method for accounting for income tax uncertainties, effective February 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Hastings Entertainment, Inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 16, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Fort Worth, Texas
April 16, 2010

HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
January 31, 2010 and 2009
(In thousands, except share data)

	January 31,
	2010	2009
Assets
Current assets
Cash and cash equivalents	$8,863	$7,449
Merchandise inventories	148,149	147,957
Deferred income taxes	7,804	11,180
Prepaid expenses and other current assets	10,120	11,224

Total current assets	174,936	177,810
Rental assets, net of accumulated depreciation of $21,444 and $22,647 at January 31, 2010 and 2009, respectively	13,127	15,463
Property and equipment, net	47,695	56,585
Deferred income taxes	1,310	2,434
Intangible assets	391	391
Other assets	1,341	1,020

	$238,800	$253,703

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$58,068	$61,823
Accrued expenses and other current liabilities	28,128	40,614

Total current liabilities	86,196	102,437
Long-term debt	38,174	44,507
Other liabilities	6,272	4,723

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued in fiscal 2009 and 2008; 9,463,838 shares outstanding in fiscal 2009 and 9,766,818 shares outstanding in fiscal 2008	119	119
Additional paid-in capital	36,920	36,651
Retained earnings	86,884	79,951
Accumulated other comprehensive income (loss)	37	(67)
Treasury stock, at cost	(15,802)	(14,618)

	108,158	102,036

	$238,800	$253,703

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Consolidated Statements of Earnings
Years Ended January 31, 2010, 2009 and 2008
(In thousands, except per share data)

	Fiscal Year
	2009	2008	2007
Merchandise revenue	$441,462	$451,492	$458,076
Rental asset revenue	81,374	87,256	89,609
Gift card breakage revenue	8,510	—	—

Total revenues	531,346	538,748	547,685

Merchandise cost of revenue	307,074	315,780	321,438
Rental asset cost of revenue	29,424	30,948	31,107

Total cost of revenues	336,498	346,728	352,545

Gross profit	194,848	192,020	195,140

Selling, general and administrative expenses	183,413	182,511	177,028
Pre-opening expenses	3	233	120

Operating income	11,432	9,276	17,992

Other income (expense):
Interest expense	(1,014)	(1,961)	(2,919)
Other, net	1,902	193	123

Income before income taxes	12,320	7,508	15,196

Income tax expense	5,387	3,449	4,951

Net income	$6,933	$4,059	$10,245

Basic income per share	$0.72	$0.40	$0.95

Diluted income per share	$0.71	$0.39	$0.93

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
Years ended January 31, 2010, 2009 and 2008
(In thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balances at January 31, 2007	11,944,544	$119	$36,906	$66,485	$67	933,191	$(6,024)	$97,553
Issuance of stock to directors	—	—	5	—	—	(6,905)	45	50
Purchase of treasury stock	—	—	—	—	—	778,687	(6,336)	(6,336)
Exercise of stock options and other, net of taxes	—	—	(164)	—	—	(149,768)	1,002	838
Other stock-based compensation	—	—	378	—	—	—	—	378
Uncertain tax position adjustment	—	—	—	(838)	—	—	—	(838)

Comprehensive income:
Net income	—	—	—	10,245	—	—	—	10,245
Change in interest rate cap, net of $43 in taxes	—	—	—	—	(67)	—	—	(67)
Unrealized loss in investments held for sale in Supplemental Executive Retirement Plan	—	—	—	—	(15)	—	—	(15)

Total comprehensive income								10,163

Balances at January 31, 2008	11,944,544	119	37,125	75,892	(15)	1,555,205	(11,313)	101,808
Issuance of stock to directors	—	—	7	—	—	(5,750)	43	50
Purchase of treasury stock	—	—	—	—	—	764,199	(4,350)	(4,350)
Exercise of stock options and other, net of taxes	—	—	(194)	—	—	(88,428)	652	458
Grant of performance-based restricted stock	—	—	(350)	—	—	(47,500)	350	—
Other stock-based compensation	—	—	63	—	—	—	—	63
Comprehensive income:
Net income	—	—	—	4,059	—	—	—	4,059
Unrealized losses in investments held for sale in Supplemental Executive Retirement Plan, net of $42 in taxes	—	—	—	—	(52)	—	—	(52)

Total comprehensive income								4,007

Balances at January 31, 2009	11,944,544	119	36,651	79,951	(67)	2,177,726	(14,618)	102,036
Issuance of stock to directors	—	—	(24)	—	—	(11,250)	74	50
Purchase of treasury stock	—	—	—	—	—	318,896	(1,287)	(1,287)
Exercise of stock options and other, net of taxes	—	—	(11)	—	—	(4,666)	29	18
Other stock-based compensation	—	—	304	—	—	—	—	304
Comprehensive income:
Net income	—	—	—	6,933	—	—	—	6,933
Unrealized gains in investments held for sale in Supplemental Executive Retirement Plan, net of $66 in taxes	—	—	—	—	104	—	—	104

Total comprehensive income								7,037

Balances at January 31, 2010	11,944,544	$119	$36,920	$86,884	$37	2,480,706	$(15,802)	$108,158

See accompanying notes to the consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
Years ended January 31, 2010, 2009, and 2008
(In thousands)

	Fiscal Year
	2009	2008	2007
Cash flows from operating activities:
Net income	$6,933	$4,059	$10,245
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	12,266	14,833	13,441
Purchases of rental assets	(20,864)	(30,695)	(27,276)
Property and equipment depreciation expense	18,957	20,019	19,400
Amortization expense	—	—	20
Loss on rental assets lost, stolen and defective	1,131	1,198	1,218
Loss on disposal or impairment of property and equipment, excluding rental assets	1,746	1,620	709
Deferred income taxes	4,500	(7,417)	(542)
Non-cash stock-based compensation	354	113	428
Changes in operating assets and liabilities:
Merchandise inventories	9,610	35,924	7,030
Other current assets	557	(182)	(409)
Trade accounts payable	2,565	(16,445)	2,224
Accrued expenses and other liabilities	(12,484)	4,071	(1,215)
Excess tax benefit from stock option exercises	(2)	(132)	(127)
Other assets and liabilities, net	1,332	137	(563)

Net cash provided by operating activities	26,601	27,103	24,583

Cash flows from investing activities:
Purchase of property, equipment and improvements	(11,812)	(25,539)	(15,256)
Proceeds from insurance on casualty loss	547	—	—

Net cash used in investing activities	(11,265)	(25,539)	(15,256)

Cash flows from financing activities:
Borrowings under revolving credit facility	536,570	556,589	565,488
Repayments under revolving credit facility	(542,903)	(552,698)	(566,794)
Purchase of treasury stock	(1,287)	(4,350)	(6,336)
Change in cash overdraft	(6,320)	1,904	(2,378)
Proceeds from exercise of stock options	16	326	711
Excess tax benefit from stock option exercises	2	132	127

Net cash provided by (used in) financing activities	(13,922)	1,903	(9,182)

Net increase in cash and cash equivalents	1,414	3,467	145
Cash and cash equivalents at beginning of year	7,449	3,982	3,837

Cash and cash equivalents at end of year	$8,863	$7,449	$3,982

See accompanying notes to consolidated financial statements.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(1)	Operations and Summary of Significant Accounting Policies
(a)	General

Hastings Entertainment, Inc. operates a chain of retail stores in 20 states, primarily in the Western and Midwestern United States. Revenues are generated from the sale of new and used books, music, DVDs, video games, and video game consoles, and new software, periodicals, consumables, and trends products. In addition, our revenues include the rental of DVDs, Blu-ray DVDs, and video games.

(b)	Basis of Consolidation

The consolidated financial statements present the results of Hastings Entertainment, Inc. and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

(c)	Basis of Presentation

We operate in one reportable segment. Our fiscal years ended January 31, 2010, 2009 and 2008 are referred to as fiscal 2009, 2008, and 2007, respectively.

(d)	Cash and Cash Equivalents

We consider all debit and credit card receivables totaling $3.9 and $2.9 million at January 31, 2010 and 2009, respectively, from MasterCard, Visa, Discover, and American Express to be cash equivalents. All balances related to debit and credit card receivables typically settle within five days. We utilize a cash management process under which a book cash overdraft may exist for our primary disbursement accounts. These overdrafts represent un-cleared checks in excess of cash balances in bank accounts at the end of the reporting period and have been reclassified to accounts payable on the consolidated balance sheets. We transfer cash on an as-needed basis to fund clearing checks.

(e)	Revenue Recognition

Merchandise and rental asset revenues are recognized at the point of sale or rental or at the time merchandise is shipped to the customer. Additionally, revenues are presented net of estimated returns and exclude all sales taxes. An allowance has been established to provide for expected merchandise returns.

We reduce our rental revenue through reserves for the estimated utilization of early return credits received by renters for early return of rentals. The reserve is relieved upon the redemption of these early return credits.

We provide our customers with the opportunity to trade in used DVDs, video games, CDs and books in exchange for cash consideration or store credit in the form of a gift card. Used merchandise inventory is recorded at a cost equal to the cash offer to the customer. If a customer chooses store credit, a gift card is issued for the amount of the cash offer plus a premium. Premiums associated with gift cards issued as a result of trade-in transactions are recorded as a reduction of revenue in the period in which the related gift cards are redeemed.

(f)	Gift Cards and Breakage Revenue

We sell gift cards through each of our stores and through our web site www.goHastings.com. The gift cards we sell have no stated expiration dates or fees and are subject to potential escheatment rights in some of the jurisdictions in which we operate. Gift card liabilities are recorded as deferred revenue at

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. Historically, the liability was relieved and revenue was recognized only upon redemption of the gift cards. Beginning in the fourth quarter of fiscal 2009, we had sufficient historical data to analyze gift card redemption patterns and a final determination of the escheatment laws applicable to our operations. As a result, during the fourth quarter of fiscal 2009, we recorded approximately $8.5 million of revenue for the estimated breakage on gift cards we previously issued and sold. Excluding the gift card breakage revenue, net income would have been approximately $1.7 million, and basic and diluted earnings per share for fiscal 2009 would have been $0.18 and $0.17, respectively. Subsequent to the initial change in estimate related to gift card breakage, gift card breakage revenue is recognized as gift cards are redeemed, based upon an analysis of the aging and utilization of gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations. Unredeemed gift cards, net of estimated gift card breakage, approximated $11.1 million and $18.7 million at January 31, 2010 and 2009, respectively.

(g)	Merchandise Inventories

Merchandise inventories are recorded at the lower of cost, which approximates the first-in, first-out (“FIFO”) method, or market. Amounts are presented net of an allowance for shrinkage and obsolescence.

Expenses included in cost of revenues include cost of product purchased from vendors; rental asset depreciation expense; revenue-sharing payments; shrinkage; inventory markdowns and write-offs; freight charges; receiving costs; inspection costs; and internal transfer costs. In addition, we include in cost of revenues all expenses associated with our distribution center, including freight, warehouse personnel costs, supplies, maintenance, depreciation, occupancy, property tax, and utility costs, in addition to costs associated with our returns center, including vendor refused product, handling charges, return fees, freight, return center personnel costs, supplies, maintenance, depreciation, rent and utilities. We include occupancy costs for retail locations in Selling, general and administrative (“SG&A”) expenses.

We transfer rental assets that have been converted to previously viewed titles for sale, from ‘Rental Assets’ to ‘Merchandise Inventories.’ The transfer to ‘Merchandise Inventories’ is recorded at the time of conversion, which is the first date the product is made available for sale. During fiscal 2009, 2008, and 2007, $9.8 million, $12.3 million, and $11.3 million, respectively, were transferred from rental assets to merchandise inventory at the lower of net book value or market.

Merchandise inventory owned by us is generally returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or changes in product offerings. At the end of any reporting period, in order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, returns expense accruals are required for inventory that has been returned to vendors, is in the process of being returned to vendors, or has been identified to be returned to vendors. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. To accrue for such costs and estimate this allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the allowance can have a material effect on the financial results of an annual or interim period. There were no material adjustments in fiscal 2009, 2008, or 2007.

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

(i)	Rental Asset Depreciation

Rental assets, except for initial purchases for new stores, are depreciated using an accelerated method over six months or nine months. The initial purchases of rental assets for new stores are depreciated over 36 months using the straight-line method. Rental assets, which include DVDs, Books on CD, and video games, are depreciated to salvage values ranging from $4 to $10. Rental assets purchased for less than established salvage values are not depreciated.

(j)	Financial Instruments

Our financial instruments include cash and cash equivalents, available for sale investments related to our non-qualified supplemental executive retirement plan, accounts payable, and long-term debt. The fair value of cash and cash equivalents and accounts payable approximates carrying values due to their short-term duration. See Note 7 Fair Value Measurements for discussion of the fair value of the available for sale investments and long-term debt.

(k)	Stock Based Compensation

Determining the amount of share-based compensation expense requires us to develop estimates that are used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:
•	Expected volatility – The estimated stock price volatility is derived based upon our historical stock prices over the expected life of the option.

•	Expected life of the option – The estimate of an expected life is calculated based on historical data relating to grants, exercises, and cancellations and the vesting period and contractual life of the option.

•	Risk-free interest rate – The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life of the option.
Our stock price volatility and expected option lives involve management’s best estimates at the time the valuation is conducted, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the vesting period of the option.

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

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
In addition to stock options, we award restricted stock units and performance-based stock awards. The grant date fair value of restricted stock units and performance-based stock awards is equal to the average of the opening and closing stock price on the day on which they are granted. Compensation expense is recognized for performance-based stock awards if management deems it probable that the performance conditions will be met. Management must use their judgment to determine the probability that a performance condition will be met. If actual results differ from management’s assumptions, future results could be materially impacted.

(l)	Advertising Costs

Advertising costs for newspaper, television and other media are expensed as incurred. Advertising expenses, net of reimbursement allowances from vendors, for the fiscal years 2009, 2008, and 2007 were $7.8 million, $7.4 million, and $6.3 million, respectively.

We receive payments and credits from vendors pursuant to cooperative advertising programs and display allowance agreements. During fiscal years 2009, 2008, and 2007, we received a total of approximately $8.3 million, $8.5 million, and $8.6 million, respectively, for such payments and credits. To the extent such payments are a reimbursement for a specific incremental and identifiable cost such amounts are recorded as a reduction in SG&A expenses at the time the associated advertisement is publicly released. The remainder of these payments and allowances are recorded as a reduction of merchandise inventory and the cost of rental assets and recognized in income as the related merchandise is sold or rented.

(m)	Pre-opening Costs

Pre-opening expenses include human resource costs, travel, rent, advertising, supplies and certain other costs incurred prior to a store’s opening and are expensed as incurred.

(n)	Earnings Per Share

Basic earnings per share is computed by dividing net earnings by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is similarly computed, but includes the dilutive effect of stock-based awards.

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

(p)	Subsequent Events

We have evaluated subsequent events and transactions occurring between the end of our fiscal year, January 31, 2010 and the date the financial statements were issued, for possible recognition or disclosure in the financial statements. As a result of this evaluation, there were no subsequent events that required either recognition or disclosure in the financial statements.

(q)	Impact of Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard which defines fair value, establishes a framework for measuring fair value and expands disclosure related to the use of fair value measures in financial statements. The guidance establishes a fair value hierarchy with observable market data as the highest level and fair value based on an entity’s

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
own fair value assumptions at the lowest level. The provisions are required to be applied to financial assets and liabilities for fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities for fiscal years beginning after November 15, 2008. The adoption of these provisions had no material impact on our results of operations or financial position.

In April 2009, the FASB issued guidance that requires interim disclosures about the fair value of financial instruments, similar to what is currently required to be disclosed on an annual basis. We adopted the provisions of this guidance for our fiscal quarter ended July 31, 2009.

In May 2009 (amended February 2010), the FASB issued guidance that establishes general standards for the accounting and disclosure of subsequent events that occur after the balance sheet date but before financial statements are issued or are available to be issued, and specifically sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We adopted the provisions of this guidance beginning in the fiscal quarter ended July 31, 2009 with no material impact to our financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (the “Codification”). This guidance established the Codification as the single source for authoritative U.S. GAAP. All existing accounting standards documents were superseded and all other accounting literature not included in the Codification is considered non-authoritative, other than guidance issued by the SEC. We adopted the provisions of this guidance beginning in the fiscal quarter ended October 31, 2009.
(2)	Merchandise Inventories

Merchandise inventories consist of the following:

	January 31,
	2010	2009
Books	$52,897	$56,339
Videos	36,150	34,847
Video Games	19,503	19,523
Music	22,039	22,281
Trends	14,195	10,865
Consumer Electronics	6,941	7,485
Other	1,636	1,953

	153,361	153,293

Less allowance for inventory shrinkage and obsolescence	5,212	5,336

	$148,149	$147,957

During fiscal 2009 and 2008, we purchased approximately 20% and 19%, respectively, of all products (defined herein as merchandise inventories and rental assets) from our top three vendors for each year.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(3)	Property and Equipment

Property and equipment consist of the following:

	January 31,
	2010	2009
Furniture, equipment and software	$169,485	$164,332
Leasehold improvements	67,060	68,462
Buildings and land	258	258
Work in progress	1,499	799

	238,302	233,851
Less accumulated depreciation	190,607	177,266

Property and equipment, net	$47,695	$56,585

We evaluate underperforming stores on a quarterly basis to determine whether projected future cash flows over the remaining lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the estimated fair value is less than the carrying value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down. During fiscal 2009 and 2008, we recorded an impairment charge of approximately $1.6 million and $0.9 million, respectively. During fiscal 2007, no impairment charges were recorded. See Note 7 on Fair Value Measurements for a discussion of the inputs used to estimate the fair value of store assets and the related impairment charges.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2010	2009
Allowance for cost of inventory returns	$891	$962
Deferred gift card revenue	11,147	18,735
Salaries, vacation, bonus and benefits	4,453	4,241
Short term lease obligations	611	1,001
Sales taxes payable	2,374	1,810
Federal income tax payable	966	7,807
Other accrued expenses	7,686	6,058

Total	$28,128	$40,614

Merchandise inventories that are not sold can generally be returned to the vendors. The allowance for cost of inventory returns represents estimated costs related to merchandise returned or to be returned to vendors for which credit from the vendor is pending. Because the amount of credit to be received requires estimates, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term. See Note 1 Merchandise Inventories for additional discussion.
Deferred gift card revenue as of the end of fiscal 2009 reflects our estimate of breakage on previously issued and sold gift cards.
In the ordinary course of business, we accrue estimated amounts for settlements with certain vendors related to disputed merchandise purchases and returns. Because the ultimate settlement may differ from our estimates, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term. During fiscal 2009, 2008, and 2007 we reduced merchandise cost of revenues by approximately $1.9 million, $1.6 million, and $1.2 million, respectively, related to these vendor settlements.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(5)	Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future expected profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at January 31, 2009 included accruals for the net present value of future minimum lease payments, net of estimated sublease income, and other costs attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in the consolidated statement of earnings. There were no accruals for closed stores as of January 31, 2010.

The following table provides a roll-forward of reserves that were established for these charges for fiscal 2009, 2008 and 2007:

Future Lease
Payments
Balance at January 31, 2007	$676
Additions to provision	195
Changes in estimates	(82)
Cash outlay, net	(412)

Balance at January 31, 2008	377

Additions to provision	107
Changes in estimates	49
Cash outlay, net	(501)

Balance at January 31, 2009	32

Additions to provision	12
Changes in estimates	47
Cash outlay, net	(91)

Balance at January 31, 2010	$—

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(6)	Long-term Debt

On January 31, 2010 and January 31, 2009, the balance on the revolving credit facility was $38.2 million and $44.5 million, respectively.

We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on (i) eligible inventory, as defined in the Facility and (ii) certain rental assets, net of accumulated depreciation less specifically defined reserves. The Facility is limited to a ceiling of $100 million, less a $10 million availability reserve. We can borrow at various interest-rate options based on the prime rate or London Interbank Offering Rate (LIBOR), plus applicable margin depending on the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition, that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves. The Facility contains no financial covenants, prohibits the payment of dividends, includes certain other debt and acquisition limitations, allows for the repurchase of up to $27.3 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At January 31, 2010, we had $44.0 million in excess availability, after the $10 million availability reserve, under the Facility. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest being charged under the Facility for fiscal years ending January 31, 2010 and 2009 were 2.4% and 4.0%, respectively.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2010 was approximately $0.9 million, which reduces the excess availability under the Facility.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(7)	Fair Value Measurements

We account for certain assets and liabilities at fair value on either a recurring or non-recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. These levels are:
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
At January 31, 2010 and 2009, we had approximately $1.0 million and $0.7 million, respectively, in assets that are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.

At January 31, 2010 and 2009, we also had non-financial assets measured at fair value on a non-recurring basis, related to our store asset impairments. The store asset impairment calculation compared the carrying amount of property and equipment to the individual stores’ fair values based on projected cash flows that we estimated would be used by a market participant in valuing these assets, a Level 3 input.

Our long-term debt is our only financial instrument with a fair value significantly different from the carrying amount. The fair value of our long-term debt is estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At January 31, 2010, the estimated fair value of our long-term debt was approximately $36.8 million. The carrying value of our long-term debt at January 31, 2010 was approximately $38.2 million.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(8)	Leases

We lease retail space under operating leases with terms ranging from five to fifteen years, with certain leases containing renewal options. Renewal options are typically for five years and contain terms similar to those of the original lease. Lease agreements generally provide for minimum rentals. Some leases also include additional contingent rental amounts based upon specified percentages of sales above predetermined levels. Rental costs associated with operating leases that are incurred during a construction period are recognized as rental expense. Rental expense for operating leases is comprised of the following:

	Fiscal Year
	2009	2008	2007
Minimum rentals	$26,581	$25,903	$24,892
Contingent rentals	222	267	297
Less sublease income	(127)	(130)	(162)

Rental expense	$26,676	$26,040	$25,027

Future minimum lease payments under non-cancelable operating leases as of January 31, 2010 are:

2010	$23,642
2011	24,553
2012	21,913
2013	19,388
2014	16,557
Thereafter	61,303

Total minimum lease payments	167,356
Less sublease income	92

Net minimum lease payments under operating leases	$167,264

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(9)	Income Taxes

Income tax expense is comprised of the following:

	Fiscal Year
	2009	2008	2007
Current federal	$504	$10,589	$5,870
Current state and local	449	235	(377)
Deferred federal, state, and local	4,434	(7,375)	(542)

	$5,387	$3,449	$4,951

The difference between expected federal income tax expense based upon statutory rates and actual income tax expense is as follows:

	Fiscal Year
	2009		2008		2007
Computed “expected” income tax expense	$4,312	35.0%	$2,628	35.0%	$5,319	35.0%
State and local income taxes, net of federal income tax effect	551	4.4%	238	3.2%	471	3.1%
Interest on settlement of federal tax exam	—	—	800	10.7%	—	—
Other adjustments	524	4.3%	(217)	(3.0%)	(839)	(5.5%)

	$5,387	43.7%	$3,449	45.9%	$4,951	32.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Year
	2009	2008
Deferred tax assets:
Deferred gift card revenue	$4,321	$7,238
Abandoned leases	—	12
Deferred rent and lease incentives	2,238	1,879
Inventories	1,523	2,269
Property and equipment	6,554	8,654
Other	1,582	1,557

Total deferred tax assets	16,218	21,609

Deferred tax liabilities:
Rental assets	(7,104)	(7,995)

Total deferred tax liabilities	(7,104)	(7,995)

Net deferred tax assets	$9,114	$13,614

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
Effective February 1, 2007, we adopted provisions of ASC 740, Income Taxes, addressing the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. The tax benefit from an uncertain tax position is recognized only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood, on a cumulative basis, of being realized upon ultimate settlement. Upon adoption of the provisions of ASC 740 on February 1, 2007, we recognized an increase in the liability for uncertain tax positions plus total interest and penalties which totaled $838,000 with a corresponding adjustment to retained earnings as of February 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Fiscal Year
	2009	2008	2007
Unrecognized tax positions at beginning of period	$186	$186	$808
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions from current year	—	—	—
Settlements with taxing authorities	—	—	(622)
Lapse in statute of limitations	—	—	—

Unrecognized tax positions at end of period	$186	$186	$186

As of January 31, 2010 and January 31, 2009, the Company had unrecognized tax benefits related to certain state jurisdictions in the amount of approximately $186,000. If recognized, this amount would result in a favorable effect on our effective tax rate.

We classify interest expense and penalties related to our uncertain tax positions as a component of income tax expense in the statement of earnings. As of January 31, 2010 and 2009, we had current liabilities for penalties and interest in the amount of approximately $229,000 and $211,000, respectively. We recognized approximately $12,000 of interest as a component of income tax during each of the fiscal years ending January 31, 2010, 2009, and 2008.

Hastings and its subsidiary file a consolidated U.S. Federal income tax return as well as separate, unitary and combined income tax returns in several state jurisdictions. During fiscal 2008, the Internal Revenue Service (“IRS”) completed an audit of our previously filed U.S. federal tax returns for fiscal years 2004, 2005 and 2006. We recorded a discrete tax charge of approximately $0.8 million related to this audit in fiscal year 2008. The IRS audit resulted in a change in our tax method used to account for gift cards, and the $0.8 million represents interest due as a result of the audit. During fiscal 2009, the IRS initiated an audit of our U.S. federal tax return for fiscal year 2007. This audit was completed in February 2010, with no proposed changes. The Company is subject to U.S. Federal income tax examinations for fiscal years after 2007, and state jurisdictions have statutes of limitations generally ranging from three to five years.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(10) Earnings Per Share
The computations of basic and diluted earnings per share are as follows:

	Fiscal Year
	2009	2008	2007
Net income	$6,933	$4,059	$10,245

Average shares outstanding:
Basic	9,610	10,122	10,797
Effect of dilutive stock-based awards	142	202	258

Diluted	9,752	10,324	11,055

Earnings per share:
Basic	$0.72	$0.40	$0.95

Diluted	$0.71	$0.39	$0.93

Options to purchase 275,677, 334,151, and 185,794 shares of Common Stock outstanding at January 31, 2010, 2009, and 2008, respectively, were not included in the computation of diluted income per share because their inclusion would have been anti-dilutive.
(11)	Benefit Plans

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

Our Associate Stock Ownership Plan (“ASOP”) permits full-time employees who have attained age 21 and completed one year of service and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the ASOP. Employer contributions are determined at the discretion of the Board of Directors (“Board”). The Board elected not to contribute to the ASOP during fiscal years 2009, 2008, or 2007, nor do they plan to contribute to the plan during fiscal 2010. The contribution is based on a percentage of participants’ eligible compensation. Common shares held by the ASOP were 412,215, 485,234, and 512,368, at January 31, 2010, 2009, and 2008, respectively. Shares issued and held under the ASOP are included as outstanding shares for the purposes of calculating earnings per share.

Amounts expensed related to the 401(k) plan were approximately $0.2 million, $0.3 million, and $0.3 million for fiscal 2009, 2008, and 2007, respectively.

We maintain a defined contribution supplemental executive retirement plan (“SERP”). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under our other retirement plans. Annual contributions range from 5% to 10% of base pay plus bonus depending upon the

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
participant’s age. For each of the five plan years beginning January 1, 2006 and ending December 31, 2010, we will contribute as a transitional contribution an additional 10% of base pay plus bonus for participants, the sum of whose age and service with the Company was at least 60 on January 1, 2006. Contributions into the SERP are invested in available-for-sale securities. As of January 31, 2010 and 2009, we had approximately $1.0 million and $0.7 million, respectively in SERP assets, which are recorded at fair value on the consolidated balance sheets in “Other Assets.” The SERP accounts vest on the earliest occurrence of (i) the date the sum of the participant’s age and service with the Company equals 60, (ii) the participant’s death, (iii) the participant’s disability, (iv) the date of involuntary termination occurring within two years from the date of a change in control, or (v) the date the participant’s employment is terminated without cause, all as defined in the SERP. We recorded expenses related to the SERP of approximately $0.3 million during each of the fiscal years ended January 31, 2010, 2009, and 2008.
(12)	Shareholders’ Equity

We have seven stock option plans: the 1991 and 1994 Stock Option Plans; the 1996, 2002, and 2006 Incentive Stock Plans; and the 1996 and 2002 Outside Directors Plans (for non-employee directors). A total of 505,900 shares may be granted under each of the 1991 and 1994 Stock Option Plans, 632,375 shares may be granted under the 1996 Incentive Stock Plan, 500,000 shares may be granted under each of the 2002 and 2006 Incentive Stock Plans, 101,180 shares may be granted under the 1996 Outside Directors Plan and 200,000 shares may be granted under the 2002 Outside Directors Plan. As of January 31, 2010, we had 156,917 shares available for future grants under all stock option plans.

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

On December 4, 2009, we entered into a stock transfer agreement with the Marmaduke Family Limited Partnership (the “Partnership”). Under the stock transfer agreement, for a period of three years following the death of Mr. John H. Marmaduke, the Company’s President and Chief Executive Officer, the Partnership may tender for purchase to the Company, and, if so tendered, the Company will be required to purchase, the number of shares of the Company’s common stock belonging to the Partnership that equal an aggregate fair market value of $5.0 million. During this three year period, the Partnership may elect to tender portions of such shares in various lots and parcels, at any time and from time to time, and any tender shall not exhaust or limit the Partnership’s right to tender an additional amount of such shares, subject to the limitations set within the stock transfer agreement. Under the stock transfer agreement, the Company is not obligated to purchase, and the Partnership does not have the right to tender, any amount of such shares with an aggregate fair market value in excess of $5.0 million. In the event that Mr. Marmaduke resigns as an officer or director of the Company prior to his death, the Partnership’s right to tender the shares to the Company shall terminate. The stock transfer agreement shall terminate on the earlier of February 9, 2019, or four years after the death of Mr. Marmaduke. The Company is currently the beneficiary of a $10 million key-man life insurance policy on Mr. Marmaduke; a portion of the proceeds of which would be used to complete any purchases of shares resulting from the stock transfer agreement.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(13)	Stock-Based Compensation

Compensation expense for all stock option awards is measured at fair value on the date of the grant and such cost is recognized over the service period for awards that are expected to vest. The fair value of non-vested performance-based restricted stock grants and restricted stock units are based on the number of shares granted and the average of the opening and closing stock price on the day on which they are granted. We use the Black-Scholes valuation model in order to determine the fair value of stock option grants on the date of grant. The determination of performance-based restricted stock awards that are expected to ultimately vest requires significant estimates, and to the extent that actual results or updated estimates differ from current estimates, such amounts will be recorded as a cumulative adjustment in the period that estimates are revised. Actual results and future changes in estimates may differ substantially from the current estimates.

Stock Options

Under our incentive stock plans, options may be granted to directors, officers and associates with an exercise price equal to the fair market value of our common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury shares.

The following assumptions were used in the calculation of fair value:

	Fiscal Year
	2009	2008	2007
Expected dividend yield	—	—	—
Risk-free interest rate	2.11%	2.08%	3.30%
Expected life in years	4.67	4.57	4.47
Historical Volatility	0.50	0.47	0.44

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
A summary of information with respect to stock option plans for fiscal years 2009, 2008, and 2007, and changes during the periods then ended, is presented below.

		Weighted-
	Options (in	average exercise
	actual shares)	price
Outstanding at January 31, 2007	1,048,501	$5.26
Granted	75,150	9.39
Exercised	(149,768)	4.74
Forfeited and expired	(68,510)	8.37

Outstanding at January 31, 2008	905,373	$5.45
Granted	162,650	3.08
Exercised	(88,428)	3.70
Forfeited and expired	(18,150)	9.44

Outstanding at January 31, 2009	961,445	$5.14
Granted	183,650	4.30
Exercised	(4,666)	3.51
Forfeited under option exchange	(406,717)	7.05
Forfeited and expired	(40,981)	6.82

Outstanding at January 31, 2010	692,731	$3.70

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2010, 2009 and 2008 was approximately $4,000, $405,000 and $439,000, respectively. The total fair value of stock options granted for the fiscal years ended January 31, 2010, 2009, and 2008 was approximately $335,000, $201,000, and $271,000, respectively. The total fair value of stock option shares vested during the fiscal years ended January 31, 2010 and 2009 was approximately $83,000 and $132,000, respectively. No stock option shares vested during the fiscal year ended January 31, 2008.

As of January 31, 2010 and 2009, we had a total of 305,753 option shares with a weighted average exercise price of $3.73 and 138,383 option shares with a weighted average exercise price of $8.52, respectively, that were unvested.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
At January 31, 2010, the options outstanding, both exercisable and unexercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

			Weighted-
		Weighted-	average	Aggregate
		average exercise	remaining	intrinsic value
	Options	price	contractual life	(in thousands)
Range: $1.33 to $4.99
Options outstanding and exercisable at January 31, 2010	317,721	$3.10	2.73 years	$342,554
Options outstanding and unexercisable at January 31, 2010	282,983	$3.40	8.52 years	$248,382

Range: $5.00 to $8.70
Options outstanding and exercisable at January 31, 2010	69,257	$6.36	5.40 years	—
Options outstanding and unexercisable at January 31, 2010	22,770	$7.92	7.60 years	—
At January 31, 2010, the number of options exercisable was 386,978 and the weighted-average exercise price of those options was $3.68.

The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model is as follows:

	Weighted Average Exercise price for			Weighted Average Fair value for
	Fiscal Year			Fiscal Year
	2009	2008	2007	2009	2008	2007
Options granted at market price	$4.23	$3.29	$8.97	$1.89	$1.36	$3.86
Options granted at prices exceeding market price	$4.68	$1.86	$10.64	$1.50	$0.53	$2.83

Total options granted	$4.30	$3.08	$9.39	$1.82	$1.24	$3.60
Option Exchange

On June 3, 2009, Hastings shareholders approved a proposal to allow for a one-time stock option exchange program (“Option Exchange”), designed to provide eligible associates with an opportunity to exchange certain under-water stock options for a lesser amount of restricted stock units. Stock options eligible for exchange were those with an exercise price of $5.00 or greater, regardless of whether the options were vested or not. Hastings commenced the Option Exchange on June 15, 2009, and the Option Exchange expired on July 13, 2009. A total of 406,717 eligible stock options were tendered by employees, representing 97.2% of the total stock options eligible for exchange. On July 14, 2009, Hastings granted 135,575 restricted stock units in exchange for the eligible stock options surrendered. The Option Exchange resulted in an incremental cost of $126,098, which represents the difference between the fair value of the restricted stock units granted and the exchange date fair value of the eligible options surrendered. The grant date fair value of the restricted stock units was $4.20, which represents the average

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
of the opening and closing prices of Hastings Common Stock on July 14, 2009. The exchange date fair value of the eligible options surrendered was determined using the Black-Scholes option pricing model. The incremental cost associated with the Option Exchange is being recognized over the vesting period of the restricted stock units, which vest ratably over two years from the date of grant. Approximately $34,000 of the incremental cost was recognized as compensation expense during fiscal 2009.

Restricted Stock Awards

Restricted stock awards, including restricted stock units and performance-based restricted stock awards, may be granted to eligible directors, officers, and associates with a grant date fair value equal to the average of the opening and closing stock price of Hastings Common Stock on the day on which they are granted. Restricted stock units entitle the grantee to receive shares of stock at the end of a vesting period, based solely on the grantee’s continuing employment. Restricted stock units will typically vest ratably over two years from the date of grant. Performance-based restricted stock awards have specific performance conditions that must be met before shares will be issued. Once issued, the shares typically vest ratably over two years from the date the performance conditions are achieved. Compensation expense for performance-based restricted stock awards is recognized from the date of grant through the vesting date, once it is deemed probable that the performance conditions will be met.

A summary of information with respect to restricted stock awards for fiscal years 2009, 2008, and 2007, and changes during the periods then ended, is presented below.

	Awards	Weighted-average
	(in actual shares)	grant date fair value
Outstanding at January 31, 2007	130,830	$6.55
Granted	152,500	9.67
Vested	—	—
Forfeited and expired	—	—

Outstanding at January 31, 2008	283,330	$8.23
Granted	—	—
Vested	—	—
Forfeited and expired	(108,330)	7.78

Outstanding at January 31, 2009	175,000	$8.50
Granted	288,075	4.25
Vested	(23,750)	5.37
Forfeited and expired	(130,000)	9.67

Outstanding at January 31, 2010	309,325	$4.40

During fiscal 2007, the performance conditions related to 47,500 performance-based restricted stock awards were met, and these awards were issued during fiscal 2008. We recognized approximately $32,000, $96,000 and $75,000 of stock compensation expense related to these awards during fiscal 2009, 2008 and 2007, respectively. During fiscal 2009, 23,750 of these performance-based restricted stock awards vested, with the remaining 23,750 scheduled to vest during fiscal 2010. As of January 31, 2010, we had not achieved the performance conditions related to 127,500 outstanding performance-based restricted stock awards and the period to do so expired. As a result, 127,500 performance-based restricted stock awards expired during the fiscal year and will not be awarded. As of January 31, 2010, all stock compensation expense related to outstanding and vested performance-based restricted stock awards has been recognized.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(14)	Supplemental Cash Flow Information

Cash payments for interest during fiscal 2009, 2008 and 2007 totaled $1.1 million, $2.1 million, and $3.2 million, respectively. Cash payments for income taxes during fiscal 2009, 2008 and 2007 totaled $7.6 million, $6.4 million and $4.8 million, respectively.
(15)	Commitments and Contingencies

The Company is obligated to pay certain studios minimum amounts associated with certain revenue-sharing agreements related to rental assets. As of January 31, 2010, such minimum future payments approximated $0.4 million, which are expected to be paid during fiscal 2010.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
(16)	Involuntary Conversion of Property and Equipment

In December, 2008, our Flagstaff, Arizona store sustained a roof collapse. The building’s contents were declared a total loss. We were adequately insured to enable us to recover the retail value of our merchandise inventory and replace all of our property and equipment that was destroyed. For fiscal 2009, we recorded a gain from this involuntary conversion of assets of approximately $1.4 million, which is included in Other Income on the Consolidated Statements of Earnings. The insurance proceeds were reinvested in the store which reopened in fiscal 2009.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(17)	Interim Financial Results (Unaudited)

	Quarter
	First	Second	Third	Fourth

Fiscal year 2009:

Total revenues (1)	$125,693	$117,192	$112,338	$176,123
Total cost of revenues	78,707	73,680	71,333	112,778
Gross profit	46,986	43,512	41,005	63,345
Selling, general and administrative expenses (2)	43,898	43,878	45,732	49,905
Pre-opening expenses	2	1	—	—

Operating income (loss)	3,086	(367)	(4,727)	13,440
Interest (expense) and other income, net (3)	(277)	(211)	(194)	1,570
Income (loss) before taxes	2,809	(578)	(4,921)	15,010
Income tax expense (benefit)	1,107	(182)	(1,485)	5,947
Net income (loss)	1,702	(396)	(3,436)	9,063

Basic income (loss) per share	$0.17	$(0.04)	$(0.36)	$0.95
Diluted income (loss) per share	$0.17	$(0.04)	$(0.36)	$0.94

	Quarter
	First	Second	Third	Fourth

Fiscal year 2008:

Total revenues	$131,936	$125,666	$114,268	$166,878
Total cost of revenues	82,923	79,779	72,997	111,029
Gross profit	49,013	45,887	41,271	55,849
Selling, general and administrative expenses (2)	43,694	44,348	45,860	48,609
Pre-opening expenses	2	11	98	122
Operating income (loss)	5,317	1,528	(4,687)	7,118
Interest (expense) and other income, net	(455)	(430)	(444)	(439)
Income (loss) before taxes	4,862	1,098	(5,131)	6,679
Income tax expense (benefit)	1,873	438	(1,475)	2,613
Net income (loss)	2,989	660	(3,656)	4,066

Basic income (loss) per share	$0.29	$0.06	$(0.36)	$0.41
Diluted income (loss) per share	$0.28	$0.06	$(0.36)	$0.41

(1)	The fourth quarter of fiscal 2009 includes approximately $8.5 million of gift card breakage revenue.

(2)	Includes store asset impairments of approximately $1.6 million and $0.9 million recognized in the fourth quarter of fiscal 2009 and 2008, respectively.

(3)	The fourth quarter of fiscal 2009 includes approximately $1.4 million related to gain from insurance proceeds.

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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of January 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, it used the criteria set forth by COSO in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of January 31, 2010, our internal control over financial reporting is effective based on those criteria.
Our independent registered public accounting firm has audited the effectiveness of our internal control over financial reporting as of January 31, 2010, as stated in their attestation report, which is included herein.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during our fiscal quarter ending January 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Hastings Entertainment, Inc.
We have audited Hastings Entertainment, Inc.’s internal control over financial reporting as of January 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Hastings Entertainment, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control of Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Hastings Entertainment, Inc. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Hastings Entertainment, Inc. as of January 31, 2010 and 2009, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010 and our report dated April 16, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Fort Worth, Texas
April 16, 2010

ITEM 9A(T). CONTROLS AND PROCEDURES
The information presented in Item 8A hereof is hereby incorporated by reference to this Item 8A(T).

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item regarding our directors will be set forth in our Proxy Statement for our 2010 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2009 (our “Proxy Statement”), under the heading “Proposal No. 1: Election of Two Directors,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Company” in Part I of this Form 10-K, which information is incorporated herein by reference.
Section 16(a) Beneficial Ownership Reporting Compliance
The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, will be set forth in our Proxy Statement under the heading “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” which is incorporated herein by reference.
Code of Ethics and Other Corporate Governance Information
Information regarding our Code of Conduct and the name of the individual determined by the board to be the “audit committee financial expert” is included in our Proxy Statement, under the headings “Corporate Governance” and “Meetings and Committees of the Board,” respectively, which information is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by this item will be set forth in our Proxy Statement under the headings “Executive Compensation,” “Executive Compensation — Director Compensation,” “Executive Compensation — Employee Contracts and Change of Control Arrangements,” and “Executive Compensation — Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.
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
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by this item will be set forth in our Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by this item will be set forth in our Proxy Statement under the heading “Principal Accountant Fees and Services,” which information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The following consolidated financial statements of the Company are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of January 31, 2010 and 2009	36
Consolidated Statements of Earnings for the years ended January 31, 2010, 2009, and 2008	37
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2010, 2009, and 2008	38
Consolidated Statements of Cash Flows for the years ended January 31, 2010, 2009, and 2008	39
Notes to Consolidated Financial Statements	40

2. The following financial statement schedule and other information required to be filed by Items 8 and 15(d) of Form 10-K are included in Part IV:
Financial Statement Schedule II — Valuation and Qualifying Accounts and Reserves	68

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

Exhibit
Number			Description
3.1		(1)	Third Restated Articles of Incorporation of the Company.

3.1		(11)	Amended and Restated Bylaws of the Company.

4.1		(2)	Specimen of Certificate of Common Stock of the Company.

4.2		(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3		(11)	Amended and Restated Bylaws of the Company (see 3.1 above).

10.1		(1)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.

10.2	*	(1)	Hastings Amended 1996 Incentive Stock Plan.

10.3	*	(2)	Hastings 1994 Stock Option Plan.

10.4	*	(2)	Hastings 1991 Stock Option Plan.

10.5	*	(1)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.

10.6	*	(1)	Hastings Employee Stock Ownership Plan Trust Agreement.

10.7	*	(2)	Chief Executive Officer Stock Option, as amended.

10.8	*	(1)	Corporate Officer Incentive Plan.

10.9	*	(1)	Management Stock Purchase Plan.

10.10	*	(1)	Management Incentive Plan.

10.11	*	(1)	Salary Incentive Plan.

10.12	*	(1)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

10.13	*	(3)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company

10.14		(4)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

10.15		(1)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

10.16	*	(2)	Stock Grant Plan for Outside Directors.

10.17	*	(2)	Form of Employment Agreement by and between the Company and certain of its executives.

Exhibit
Number		Description
10.18	(5)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

10.19	(6)	Loan and Security Agreement, dated August 29, 2000 between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.20	(7)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.

10.21	(8)	Amended Loan and Security Agreement, dated December 9, 2003, between Hastings Entertainment, Inc. and Fleet Retail Finance, Inc., Agent.

10.22	(9)	Severance Agreement and Release with Robert Berman, dated March 19, 2005.

10.23	(9)	Amended Loan and Security Agreement, dated July 11, 2005, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.24	(9)	Severance Agreement and Release with Steve Hicks, dated December 16, 2005.

10.25	(9)	Amended Loan and Security Agreement, dated February 28, 2006, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.26	(10)	Severance Agreement and Release with David Moffatt, dated April 5, 2006.

10.27	(10)	Employment Agreement with Michael Rigby, dated December 5, 2005.

10.28	(10)	Amended Loan and Security Agreement, dated February 27, 2007, between Hastings Entertainment, Inc. and Fleet Retail Group, LLC., Agent, and CIT Group/Business Credit, Inc., Co-Agent.

10.29	(12)	Amendments to the Employment Agreement by and between the Company and Dan Crow, dated August 1, 2008.

10.30	(12)	Amendments to the Employment Agreement by and between the Company and Alan Van Ongevalle (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.

10.31	(12)	Amendments to the Employment Agreement by and between the Company and Susan Dasse (as described in the Form 8-K filed by the Company on May 2, 2008), dated August 1, 2008.

10.32	(12)	Amendments to the Employment Agreement by and between the Company and Kevin Ball, dated August 1, 2008.

10.33	(12)	Amendments to the Employment Agreement by and between the Company and John Hintz (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.

10.34	(12)	Amendments to the Employment Agreement by and between the Company and Victor Fuentes (as described in the Form 8-K filed by the Company on October 18, 2007), dated August 1, 2008.

10.35	(12)	Amendments to the Employment Agreement by and between the Company and Philip McConnell (as described in the Form 8-K filed by the Company on June 12, 2006), dated August 1, 2008.

10.36	(13)	Amendments to the Employment Agreement by and between the Company and John H Marmaduke, dated February 1, 2009.

10.37	(14)	Stock transfer agreement between the Company and the John H. Marmaduke Family Limited Partnership.

21.1	(15)	Subsidiaries of the Company.

23.1	(15)	Consent of Ernst & Young LLP.

24.1	(15)	Powers of Attorney (included on signature page).

31.1	(15)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2	(15)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1	(15)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated June 11, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(5)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.

(6)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q, as amended, for the quarterly period ended July 31, 2000, and incorporated herein by reference.

(7)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.

(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2004, and incorporated herein by reference.

(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, and incorporated herein by reference.

(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, and incorporated herein by reference.

(11)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008, and incorporated herein by reference.

(12)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, and incorporated herein by reference

(13)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on April 16, 2009, and incorporated herein by reference.

(14)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed December 4, 2009, and incorporated herein by reference.

(15)	Filed herewith.

Financial Statement Schedule II –
HASTINGS ENTERTAINMENT, INC.
Valuation and Qualifying Accounts and Reserves
Years Ended January 31, 2010, 2009 and 2008
(Amounts in thousands)

	Fiscal Year
	2009	2008	2007
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
Balance at the beginning of period	$5,750	$5,612	$4,916
Additions charged to costs and expenses	13,194	13,481	13,816
Deductions for write-offs	(13,656)	(13,343)	(13,120)

Balance at end of period	$5,288	$5,750	$5,612

Reserves added to liabilities:
Allowance for costs of inventory returns:
Balance at the beginning of period	$962	$1,343	$1,586
Additions charged to costs and expenses	4,352	5,247	4,665
Deductions for write-offs and payments	(4,423)	(5,628)	(4,908)

Balance at end of period	$891	$962	$1,343

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.
Date: April 16, 2010	By:	/s/ Dan Crow
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

Signature	Title	Date

/s/ John H. Marmaduke John H. Marmaduke	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 16, 2010

/s/ Danny W. Gurr Danny W. Gurr	Director	April 16, 2010

/s/ Daryl L. Lansdale Daryl L. Lansdale	Director	April 16, 2010

/s/ Ann S. Lieff Ann S. Lieff	Director	April 16, 2010

/s/ Frank O. Marrs Frank O. Marrs	Director	April 16, 2010

/s/ Jeffrey G. Shrader Jeffrey G. Shrader	Director	April 16, 2010