Form 10-Q
period 2010-04-30
HASTINGS ENTERTAINMENT INC
filed 2010-06-02
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

Common Stock, $.01 par value per share	9,304,338 shares

HASTINGS ENTERTAINMENT, INC.
Form 10-Q
For the Quarterly Period Ended April 30, 2010

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
April 30, 2010 and January 31, 2010
(Dollars in thousands, except par value)

	April 30,	January 31,
	2010	2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$4,620	$8,863
Merchandise inventories, net	152,804	148,149
Deferred income taxes	6,777	7,804
Prepaid expenses and other current assets	9,364	10,120

Total current assets	173,565	174,936
Rental assets, net of accumulated depreciation of $19,802 and $21,444 at April 30, 2010 and January 31, 2010, respectively	13,432	13,127
Property, equipment and improvements, net of accumulated depreciation of $193,700 and $190,607 at April 30, 2010 and January 31, 2010, respectively	45,616	47,695
Deferred income taxes	2,974	1,310
Intangible assets, net	391	391
Other assets	1,366	1,341

Total Assets	$237,344	$238,800

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$69,973	$58,068
Accrued expenses and other liabilities	26,177	28,128

Total current liabilities	96,150	86,196
Long term debt	26,435	38,174
Other liabilities	6,262	6,272

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 9,304,338 shares outstanding at April 30, 2010; 11,944,544 shares issued and 9,463,838 shares outstanding at January 31, 2010	119	119
Additional paid-in capital	36,978	36,920
Retained earnings	87,902	86,884
Accumulated other comprehensive income	68	37
Treasury stock, at cost 2,640,206 shares and 2,480,706 shares at April 30, 2010 and January 31, 2010, respectively	(16,570)	(15,802)

Total Shareholders’ Equity	108,497	108,158

Total Liabilities and Shareholders’ Equity	$237,344	$238,800

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Earnings
For the Three Months Ended April 30, 2010 and 2009
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2010	2009
Merchandise revenue	$108,125	$104,096
Rental revenue	20,779	21,597
Gift card breakage revenue	194	—

Total revenues	129,098	125,693

Merchandise cost of revenue	74,426	70,994
Rental cost of revenue	7,705	7,713

Total cost of revenues	82,131	78,707

Gross profit	46,967	46,986

Selling, general and administrative expenses	45,436	43,898
Pre-opening expenses	—	2

Operating income	1,531	3,086

Other income (expense):
Interest expense	(132)	(295)
Other, net	20	18

Income before income taxes	1,419	2,809

Income tax expense	401	1,107

Net income	$1,018	$1,702

Basic income per share	$0.11	$0.17

Diluted income per share	$0.11	$0.17

Weighted-average common shares outstanding:
Basic	9,432	9,729
Dilutive effect of stock awards	236	29

Diluted	9,668	9,758

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2010 and 2009
(Dollars in thousands)

	Three Months Ended
	April 30,
	2010	2009
Cash flows from operating activities:
Net income	$1,018	$1,702
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	2,654	3,610
Purchases of rental assets	(5,980)	(4,459)
Property and equipment depreciation expense	4,321	4,850
Deferred income taxes	(637)	(507)
Loss on rental assets lost, stolen and defective	470	202
Loss on disposal of other assets	19	169
Non-cash stock-based compensation	143	51
Changes in operating assets and liabilities:
Merchandise inventories	(2,105)	(145)
Prepaid expenses and other current assets	756	433
Trade accounts payable	12,092	12,775
Accrued expenses and other current liabilities	(1,951)	(6,135)
Other assets and liabilities, net	(4)	823

Net cash provided by operating activities	10,796	13,369

Cash flows from investing activities:
Purchases of property, equipment, and improvements	(2,260)	(3,054)

Net cash used in investing activities	(2,260)	(3,054)

Cash flows from financing activities:
Borrowings under revolving credit facility	93,421	124,060
Repayments under revolving credit facility	(105,160)	(133,297)
Purchase of treasury stock	(959)	(94)
Change in cash overdraft	(187)	(4,679)
Proceeds from exercise of stock options	106	—

Net cash used in financing activities	(12,779)	(14,010)

Net decrease in cash and cash equivalents	(4,243)	(3,695)
Cash and cash equivalents at beginning of period	8,863	7,449

Cash and cash equivalents at end of period	$4,620	$3,754

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiary (“Hastings,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating earnings, is generated in the fourth fiscal quarter, which includes the holiday selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
The balance sheet at January 31, 2010 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2011 is referred to as fiscal year 2010.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
2. Stock Based Compensation
We have various stock incentive plans, which allow us to issue stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other awards. Stock-based compensation is discussed more fully in Note 13 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
For each of the quarters ended April 30, 2010 and 2009, we recognized approximately $0.1 million of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, restricted stock units, and performance-based restricted stock awards. For the three months ended April 30, 2009, there was no expense related to restricted stock units.
As of April 30, 2010, we had 156,917 shares available to grant stock-based compensation awards under our various stock incentive plans.
3. Long-term Debt
We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). On April 30, 2010 and January 31, 2010, the balances on the Facility were $26.4 million and $38.2 million, respectively. The amount outstanding under the Facility is limited by a borrowing base predicated on (i) eligible inventory, as defined in the Facility, and (ii) certain rental assets, net of accumulated depreciation less specifically defined reserves, and is limited to a ceiling of $100 million, less a $10 million availability reserve. We can borrow at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”) plus applicable margin depending on the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves. The Facility contains no financial covenants, prohibits the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $27.3 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At April 30, 2010, we had $58.5 million in excess availability, after the $10 million availability reserve, under the Facility. The average rates of interest being charged under the Facility for the three months ended April 30, 2010 and 2009 were 1.9% and 3.0%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of letters of credit at April 30, 2010, was approximately $0.9 million, which reduces the excess availability under the Facility.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Income per Share
The computations for basic and diluted income per share are as follows:

	Three Months Ended April 30,
	2010	2009
Net income	$1,018	$1,702

Average shares outstanding:
Basic	9,432	9,729
Effect of stock awards	236	29

Diluted	9,668	9,758

Income per share:
Basic	$0.11	$0.17

Diluted	$0.11	$0.17

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended April 30,
	2010	2009
Shares of common stock underlying options	326	820

Exercise price range per share	$3.53 to $12.26	$2.66 to $10.64

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
At April 30, 2010 and January 31, 2010, we had approximately $1.1 million and $1.0 million, respectively, in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
Our long-term debt is our only financial instrument with a fair value significantly different from the carrying amount. The fair value of our long-term debt is estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At April 30, 2010 and January 31, 2010, the estimated fair value of our long-term debt was approximately $25.7 million and $36.8 million, respectively. The carrying value of our long-term debt at April 30, 2010 and January 31, 2010 was approximately $26.4 million and $38.2 million, respectively.
6. Income Taxes
During the three months ended April 30, 2010, the Company recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service audit of the Company’s previously filed Federal tax returns. No discrete tax items were recorded during the three months ended April 30, 2009. Primarily as a result of this discrete tax benefit, the effective tax rate for the three months ended April 30, 2010 decreased to 28.3% compared to 39.4% for the same period in the prior year.
7. Litigation and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
8. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010 — 06 — Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy, separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of February 1, 2011, the remaining new disclosure requirements were effective for us as of February 1, 2010. We adopted the provisions of this guidance, as applicable, beginning in the fiscal quarter ended April 30, 2010, with no material impact to our financial statements.

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
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-ray, video games, video game consoles and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of April 30, 2010, we operated 147 superstores principally in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, movies on DVD and Blu-ray, music, trends, and electronics. We fill orders for new and used product placed at the website and also through Amazon Marketplace using our proprietary goShip program, which allows us to ship directly from stores. We have one wholly-owned subsidiary, Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ended January 31, 2011 is referred to as fiscal 2010.
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
Gift Card Breakage Revenue. We sell gift cards through each of our stores and through our web site www.goHastings.com. The gift cards we sell have no stated expiration dates or fees and are subject to potential escheatment rights in some of the jurisdictions in which we operate. Gift card liabilities are recorded as deferred revenue at the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. Historically, the liability was relieved and revenue was recognized only upon redemption of the gift cards. Beginning in the fourth quarter of fiscal 2009, we had sufficient historical data to analyze gift card redemption patterns and a final determination of the escheatment laws applicable to our operations. As a result, during the fourth quarter of fiscal 2009, we began recognizing revenue for the estimated breakage on gift cards we previously issued and sold. Subsequent to the initial change in estimate related to gift card breakage, gift card breakage revenue is recognized as gift cards are redeemed, based upon an analysis of the aging and utilization of gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations.

Results of Operations
The following tables present our statement of earnings data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended
	April 30,
	2010	2009
Merchandise revenue	83.8%	82.8%
Rental revenue	16.1	17.2
Gift card breakage revenue	0.1	—

Total revenues	100.0	100.0

Merchandise cost of revenue	68.8	68.2
Rental cost of revenue	37.1	35.7

Total cost of revenues	63.6	62.6

Gross profit	36.4	37.4

Selling, general and administrative expenses	35.2	34.9
Pre-opening expenses	—	—

Operating income	1.2	2.5

Other income (expense):
Interest expense	(0.1)	(0.2)
Other, net	—	—

Income before income taxes	1.1	2.3

Income tax expense	0.3	0.9

Net income	0.8%	1.4%

Summary of Superstore Activity

	Three Months Ended		Year Ended
	April 30,		January 31,
	2010	2009	2010
Beginning number of stores	149	153	153
Openings	—	—	—
Closings	(2)	—	(4)

Ending number of stores	147	153	149

Financial Results for the First Quarter of Fiscal Year 2010
Both operating income and adjusted operating income for the first quarter were approximately $1.5 million as compared to approximately $3.1 million in the first quarter of the prior year. Adjusted operating income excludes gift card breakage revenue and stock compensation expense. Earnings before interest, taxes, property and equipment depreciation expense and amortization (“EBITDA”) was approximately $5.9 million for the first quarter of fiscal 2010 as compared to approximately $8.0 million for the same period in the prior year. Adjusted EBITDA, which excludes gift card breakage revenue and stock compensation expense, was approximately $5.8 million for the first quarter of fiscal 2010 compared to approximately $8.0 million for the same period in the prior year.
Reconciliations of non-GAAP financial measures to comparable GAAP financial measures are included in the tables following this section along with a discussion of why management believes these measures provide meaningful information regarding the Company’s performance
Revenues. Total revenues for the first quarter increased approximately $3.4 million, or 2.7%, to $129.1 million compared to $125.7 million for the first quarter of fiscal 2009. Excluding gift card breakage revenue, total revenues for the first quarter of fiscal 2010 increased approximately $3.2 million, or 2.5%. Comparable store sales, which exclude gift card breakage revenue, increased approximately 4.9%. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended April 30,
	2010		2009		Increase (Decrease)
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$108,125	83.8%	$104,096	82.8%	$4,029	3.9%
Rental Revenue	20,779	16.1%	21,597	17.2%	(818)	-3.8%
Gift Card Breakage Revenue	194	0.1%	—	0.0%	194	—

Total Revenues	$129,098	100.0%	$125,693	100.0%	$3,405	2.7%

Comparable-store revenues (“Comp”)

Total	4.9%
Merchandise	6.3%
Rental	-1.7%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended April 30,
	2010	2009
Video Games	25.2%	-10.4%
Hardback Café	15.6%	8.5%
Movies	11.1%	-5.7%
Consumables	9.4%	4.5%
Trends	8.9%	6.0%
Electronics	4.1%	2.2%
Books	-1.2%	-0.2%
Music	-4.8%	-15.2%
Prior year Comp sales have been revised to reflect current year classification of Comp sale categories. Video Game Comps increased 25.2% for the quarter, primarily due to strong sales of new and used video games for the Nintendo Wii, Playstation 3, and XBOX 360 platforms and increased video game hardware and accessory sales, partially offset by lower sales of older generation video games. Titles that helped drive sales during the quarter included God of War 3, Heavy Rain, Battlefield Bad Company 2, Final Fantasy XIII, and Dante’s Inferno. Hardback Café Comps increased 15.6% for the quarter, resulting from increased sales of specialty café drinks. Movie Comps increased

11.1% for the quarter, primarily resulting from increased sales of new and used Blu-ray DVDs, DVD boxed sets, and used DVDs. Consumables Comps increased 9.4% for the quarter, primarily due to strong sales of novelty drinks and fountain drinks. Trends Comps increased 8.9% for the quarter, primarily due to strong sales of “As Seen on TV” products such as the Kymaro and the Big Top Cupcake, strong sales of Hex Bugs, and an increase in sales of action figures, driven primarily by an increase in action figures sold over the internet. The increases were partially offset by lower sales of apparel products, including t-shirts and jewelry. Electronics Comps increased 4.1% for the quarter primarily due to strong sales of new and refurbished iPods, MP3 players, and related accessories including headphones, partially offset by lower sales of digital converter boxes. Book Comps decreased 1.2% for the quarter, primarily due to decreased sales of new trade paperbacks and hardbacks, partially offset by an increase in sales of used trade paperbacks and hardbacks. Sales of new hardbacks and trade paperbacks faced a challenging comparison due to strong sales of books from Stephenie Meyer’s The Twilight Saga series during fiscal 2009. Excluding The Twilight Saga series sales, book Comps for the first quarter of fiscal 2010 would have increased 3.2%. Strong performers during the quarter included young readers titles Percy Jackson by Rick Riordan and Diary of a Wimpy Kid by Jeff Kinney, and cooking titles Pioneer Woman by Ree Drummond, Home Cooking with Trisha Yearwood by Trisha Yearwood, and Joy of Cooking by Irma Rombauer. Music Comps decreased 4.8% for the quarter due to lower sales of new and used CDs, resulting directly from a continued industry decline as well as a reduced footprint in twenty-seven stores. Merchandise Comps, excluding the sale of new music, increased 8.2% for the quarter.
Rental Comps decreased 1.7% for the first quarter, primarily due to lower price points, partially offset by fewer promotions offered during the current quarter. Units rented increased approximately 9.7% for the quarter as compared to the prior year. Rental Video Game Comps decreased 2.7% for the period, while Rental Movie Comps decreased 1.3%.
Gross Profit – Merchandise. For the first quarter, total merchandise gross profit dollars increased approximately $0.6 million, or 1.8%, to $33.7 million from $33.1 million for the same period in the prior year, primarily due to higher revenues, partially offset by decreased margin rates. Lower margin rates were partially due to a significant increase in products sold through our proprietary goShip program on the internet that had lower margins than products sold at the stores. As a percentage of total merchandise revenue, merchandise gross profit decreased to 31.2% for the quarter compared to 31.8% for the same period in the prior year, resulting from increased freight costs and shrinkage, partially offset by lower markdown expense. Increased freight costs resulted from increased shipments related to our goShip program.
Gross Profit – Rental. For the first quarter, total rental gross profit dollars decreased approximately $0.8 million, or 5.8%, to $13.1 million from $13.9 million for the same period in the prior year primarily due to lower rental revenues. As a percentage of total rental revenue, rental gross profit decreased to 62.9% for the quarter compared to 64.3% for the same period in the prior year primarily as a result of lower rental revenue as well as increased shrinkage.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 35.2% for the first quarter compared to 34.9% for the same quarter in the prior year. SG&A increased approximately $1.5 million, or 3.4%, to $45.4 million compared to $43.9 million for the same quarter last year primarily as a result of increased store advertising costs along with increased associate benefit costs (primarily increases in associate health insurance and workers compensation insurance), partially offset by lower depreciation expense.
Interest Expense. For the first quarter, interest expense decreased approximately $0.2 million, or 66.7%, to $0.1 million, compared to $0.3 million for the same period in the prior year primarily as a result of lower interest rates and lower average debt levels outstanding during the period. The average rate of interest charged for the quarter decreased to 1.9% compared to 3.0% for the same period in the prior year.
Income Tax Expense. During the three months ended April 30, 2010, the Company recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an IRS audit of the Company’s previously filed Federal tax returns. No discrete tax items were recorded during the three months ended April 30, 2009. Primarily as a result of this discrete tax benefit, the effective tax rate for the three months ended April 30, 2010 decreased to 28.3% compared to 39.4% for the same period in the prior year.

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
Free Cash Flow
Management defines free cash flow as net cash provided by operating activities for the period less purchases of property, equipment and improvements during the period. Purchases of property, equipment and improvements during the period are netted with any proceeds received from insurance on casualty loss that are directly related to the reinvestment of new capital expenditures. The following table reconciles net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure (in thousands):

	Three months ended April 30,
	2010	2009

Net cash provided by operating activities	$10,796	$13,369
Purchase of property, equipment and improvements	(2,260)	(3,054)

Free cash flow	$8,536	$10,315

EBITDA and Adjusted EBITDA
EBITDA is defined as net income before interest expense (net), income tax expense, property and equipment depreciation expense and amortization. Adjusted EBITDA, as presented herein, is EBITDA excluding gift card breakage revenue and stock-based compensation expense. The following table reconciles net income, a GAAP financial measure, to EBITDA and adjusted EBITDA, non-GAAP financial measures (in thousands):

	Three months ended April 30,
	2010	2009

Net Income	$1,018	$1,702
Adjusted for
Interest expense, net	132	295
Income tax expense	401	1,107
Property and equipment depreciation expense	4,321	4,850

EBITDA	5,872	7,954

Gift card breakage revenue	(194)	—
Stock-based compensation	143	51

Adjusted EBITDA	$5,821	$8,005

Adjusted Operating Income
Adjusted operating income is defined as operating income excluding gift card breakage revenue and stock based compensation expense. The following table reconciles operating income, a GAAP financial measure, to adjusted operating income, a non-GAAP financial measure (in thousands):

	Three months ended April 30,
	2010	2009

Operating income	$1,531	$3,086
Adjusted for
Gift card breakage revenue	(194)	—
Stock-based compensation	143	51

Adjusted operating income	$1,480	$3,137

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

Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source in the first quarters of fiscal 2010 and 2009 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, and store reformations for the next twelve months.
At April 30, 2010, total outstanding debt was approximately $26.4 million. We project our outstanding debt level will be in the range of $37.5 million to $39.5 million by the end of fiscal 2010. At April 30, 2010, we had approximately $58.5 million in excess availability, after the $10 million availability reserve, under the Facility (as defined below).
Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities totaled approximately $10.8 million for the three months ended April 30, 2010, compared to $13.4 million for the three months ended April 30, 2009. Net earnings for the quarter were approximately $1.0 million compared to net earnings of $1.7 million for the same period in fiscal 2009. Merchandise inventories increased $2.1 million for the quarter, compared to an increase of $0.1 million during the same period in fiscal 2009, primarily due to an increase in revenues. Accrued expenses and other liabilities decreased approximately $2.0 million during the quarter compared to a decrease of $6.1 million during the same period in fiscal 2009, primarily driven by the timing of payments of federal income taxes. During fiscal 2010, we estimate net cash provided by operations of approximately $17.0 to $19.0 million. The expected decrease from fiscal 2009 net cash provided by operations of $26.6 million to estimated fiscal 2010 net cash provided by operations results primarily from projected increases in the purchases of rental asset inventory during fiscal 2010.
Investing Activities. Net cash used in investing activities decreased approximately $0.8 million from $3.1 million for the three months ended April 30, 2009, to $2.3 million for the three months ended April 30, 2010. This decrease was primarily the result of planned reductions in our capital expenditures. For the full fiscal year 2010, the Company projects capital expenditures to be approximately $17.3 million, which includes approximately $1.6 million related to the reformatting of twenty stores to expand the footprint of our Comics category, and $0.7 million to expand the Comics footprint in another ten stores on a smaller scale, with remaining planned discretionary capital expenditures related to new stores, relocated stores and our internet site. The Company incurred approximately $11.3 million of capital expenditures during fiscal year 2009.
Financing Activities. Cash flows from financing activities are primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the three months ended April 30, 2010, cash used in financing activities was approximately $12.8 million compared to $14.0 million for the three months ended April 30, 2009, primarily resulting from net repayments to our credit facility during the quarter of approximately $11.7 million compared to net repayments of approximately $9.2 million for same period in the prior year. Changes in our cash overdraft position decreased from a use of $4.7 million for the three months ended April 30, 2009 to a use of $0.2 million for the three months ended April 30, 2010, due to the timing of payments issued to vendors during the period. The Company purchased approximately $1.0 million of treasury stock during the three months ended April 30, 2010 compared to $0.1 million during the three months ended April 30, 2009.
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
Capital Structure. We have a syndicated secured Loan and Security Agreement with Bank of America (the “Facility”). The amount outstanding under the Facility is limited by a borrowing base predicated on (i) eligible inventory, as defined in the Facility, and (ii) certain rental assets, net of accumulated depreciation less specifically defined reserves and is limited to a ceiling of $100 million, less a $10 million availability reserve. We can borrow at various interest-rate options based on the prime rate or London Interbank Offered Rate (“LIBOR”), plus applicable margin depending upon the level of our minimum availability. The borrowing base under the Facility is limited to an advance rate of 65% of eligible inventory and certain rental assets, which can be adjusted to reduce availability under the Facility. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition, that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves. The Facility contains no financial covenants, prohibits the payment of dividends and includes certain other debt and acquisition limitations, allows for the repurchase of up to $27.3 million of our common stock and requires a minimum availability of $10 million at all times. The Facility is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary. Unless the Facility is amended and the maturity extended, the Facility matures on August 29, 2011. At April 30, 2010, we had $58.5 million in excess availability, after the $10 million availability reserve, under the Facility. We expect to have approximately $44.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2011. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest being charged under the Facility for the three months ended April 30, 2010, and the fiscal year ended January 31, 2010 were 1.9% and 2.4%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2010, was approximately $0.9 million, which reduces the excess availability under the Facility.
At April 30, 2010, our minimum lease commitments for the remainder of fiscal 2010 were approximately $17.4 million. Total existing minimum operating lease commitments for fiscal years 2010 through 2025 were approximately $147.5 million as of April 30, 2010.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of April 30, 2010, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At April 30, 2010, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2010, outstanding balance of the variable rate debt would be approximately $0.3 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
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
There has not been any change in our internal control over financial reporting during our fiscal quarter ended April 30, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.
ITEM 1A – RISK FACTORS.
Our Annual Report on Form 10-K for the fiscal year ended January 31, 2010 includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of common stock for the three months ended April 30, 2010 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total number of	value of shares that
		Average	shares purchased	may yet be
	Total number	price	as part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
Period	purchased (1)	share	or programs	programs (2)
March 1, 2010 through March 31, 2010	59,900	$4.16	59,900	N/A
April 1, 2010 through April 30, 2010	129,600	5.48	129,600	N/A

Total	189,500	$5.04	189,500	$3,470,359

(1)	All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock. To date, the Board of Directors has approved the repurchase of up to an additional $22.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.

(2)	A total of 3,928,345 shares have been purchased under the repurchase plan at a total cost of approximately $23.8 million, or approximately $6.07 per share.

ITEM 6 – EXHIBITS.
a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. Any exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit
Number		Description of Documents
3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(2)	Amended and Restated Bylaws of the Company.

4.1	(3)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(4)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC
Date: June 2, 2010	/s/ Dan Crow
Dan Crow
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description of Documents
3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(2)	Amended and Restated Bylaws of the Company.

4.1	(3)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(4)	Filed herewith.