Form 10-Q
period 2010-07-31
HASTINGS ENTERTAINMENT INC
filed 2010-08-25
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2010
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010

Common Stock, $.01 par value per share	8,942,195 shares

HASTINGS ENTERTAINMENT, INC.
Form 10-Q
For the Quarterly Period Ended July 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
July 31, 2010 and January 31, 2010
(Dollars in thousands, except par value)

	July 31,	January 31,
	2010	2010
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$6,427	$8,863
Merchandise inventories, net	153,560	148,149
Deferred income taxes	6,461	7,804
Prepaid expenses and other current assets	11,197	10,120

Total current assets	177,645	174,936
Rental assets, net of accumulated depreciation of $20,046 and $21,444 at July 31, 2010 and January 31, 2010, respectively	13,134	13,127
Property, equipment and improvements, net of accumulated depreciation of $197,910 and $190,607 at July 31, 2010 and January 31, 2010, respectively	44,527	47,695
Deferred income taxes	3,362	1,310
Intangible assets, net	391	391
Other assets	1,362	1,341

Total Assets	$240,421	$238,800

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$59,236	$58,068
Accrued expenses and other liabilities	25,825	28,128

Total current liabilities	85,061	86,196
Long term debt	43,874	38,174
Other liabilities	6,228	6,272

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,942,195 shares outstanding at July 31, 2010; 11,944,544 shares issued and 9,463,838 shares outstanding at January 31, 2010	119	119
Additional paid-in capital	36,672	36,920
Retained earnings	87,820	86,884
Accumulated other comprehensive income	50	37
Treasury stock, at cost 3,002,349 shares and 2,480,706 shares at July 31, 2010 and January 31, 2010, respectively	(19,403)	(15,802)

Total Shareholders’ Equity	105,258	108,158

Total Liabilities and Shareholders’ Equity	$240,421	$238,800

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended July 31, 2010 and 2009
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Merchandise revenue	$98,588	$97,366	$206,713	$201,462
Rental revenue	20,349	19,826	41,128	41,423
Gift card breakage revenue	194	—	388	—

Total revenues	119,131	117,192	248,229	242,885

Merchandise cost of revenue	66,869	66,788	141,295	137,782
Rental cost of revenue	7,607	6,892	15,312	14,605

Total cost of revenues	74,476	73,680	156,607	152,387

Gross profit	44,655	43,512	91,622	90,498

Selling, general and administrative expenses	44,642	43,878	90,078	87,776
Pre-opening expenses	—	1	—	3

Operating income (loss)	13	(367)	1,544	2,719

Other income (expense):
Interest expense	(189)	(272)	(321)	(567)
Other, net	25	61	45	79

Income (loss) before income taxes	(151)	(578)	1,268	2,231

Income tax expense (benefit)	(69)	(182)	332	925

Net income (loss)	$(82)	$(396)	$936	$1,306

Basic income (loss) per share	$(0.01)	$(0.04)	$0.10	$0.13

Diluted income (loss) per share	$(0.01)	$(0.04)	$0.10	$0.13

Weighted-average common shares outstanding:
Basic	9,090	9,672	9,258	9,727
Dilutive effect of stock awards	—	—	290	75

Diluted	9,090	9,672	9,548	9,802

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2010 and 2009
(Dollars in thousands)

	Six Months Ended
	July 31,
	2010	2009
Cash flows from operating activities:
Net income	$936	$1,306
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	5,697	6,464
Purchases of rental assets	(12,129)	(10,105)
Property and equipment depreciation expense	8,624	9,583
Deferred income taxes	(709)	(643)
Loss on rental assets lost, stolen and defective	981	466
Loss on disposal of other assets	26	191
Non-cash stock-based compensation	337	156
Changes in operating assets and liabilities:
Merchandise inventories	34	4,276
Prepaid expenses and other current assets	(528)	1,365
Trade accounts payable	2,163	2,221
Accrued expenses and other current liabilities	(2,266)	(7,228)
Excess tax benefit from stock-based compensation	(37)	—
Other assets and liabilities, net	(52)	889

Net cash provided by operating activities	3,077	8,941

Cash flows from investing activities:
Purchases of property, equipment, and improvements	(5,483)	(5,611)

Net cash used in investing activities	(5,483)	(5,611)

Cash flows from financing activities:
Borrowings under revolving credit facility	263,344	255,355
Repayments under revolving credit facility	(257,644)	(254,327)
Purchase of treasury stock	(4,401)	(434)
Change in cash overdraft	(995)	(6,859)
Deferred financing costs paid	(549)	—
Proceeds from exercise of stock options	178	—
Excess tax benefit from stock-based compensation	37	—

Net cash used in financing activities	(30)	(6,265)

Net decrease in cash and cash equivalents	(2,436)	(2,935)
Cash and cash equivalents at beginning of period	8,863	7,449

Cash and cash equivalents at end of period	$6,427	$4,514

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
For the three months ended July 31, 2010 and 2009, we recognized approximately $0.1 million of stock-based compensation expense. For the six months ended July 31, 2010 and 2009, we recognized approximately $0.3 million and $0.1 million, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, restricted stock units, and performance-based restricted stock awards.
At our Annual Shareholder’s Meeting on June 2, 2010, shareholders voted to approve the 2010 Incentive Stock Plan, under which 500,000 shares are available to grant stock-based compensation awards. As of July 31, 2010, we had 649,600 shares available to grant stock-based compensation awards under our various stock incentive plans.
3. Long-term Debt
On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with Bank of America, N.A., as agent, which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”). The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement prohibits the payment of dividends and includes certain other debt and acquisition limitations and requires a minimum availability of $10.0 million at all times. The Amended Agreement is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary.
The amount outstanding under the Amended Agreement is limited by a borrowing base predicated on the sum of (a) 85% of Eligible Credit Card Receivables plus (b) (i) 85% multiplied by (ii) the Appraised Inventory Liquidation Value multiplied by (iii) Eligible Inventory (net of Inventory Reserves), less (c) Availability Reserves (each term as defined in the Amended Agreement), and is limited to a ceiling of $100 million, less a $10 million availability reserve. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition, that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves.
Interest under the Amended Agreement will accrue, at our election, at a Base Rate or Libor Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Amended Agreement, with the Applicable Margin for Libor Rate loans ranging from 2.00% to 2.75% and the Applicable Margin for Base Rate loans ranging from 1.00% to 1.75%. In addition, unused line fees ranging from 0.30% to 0.375% (determined by reference to the level of usage under the Amended Agreement) are also payable on unused commitments.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2010, was approximately $0.9 million, which reduces the excess availability under the Amended Agreement.
At July 31, 2010, we had approximately $44.1 million in excess availability, after the $10 million availability reserve, under the Amended Agreement. The average rate of interest incurred for the three months ended July 31, 2010 and 2009 was 2.1% and 2.5%, respectively. The average rate of interest incurred for the six months ended July 31, 2010 and 2009 was 2.0% and 2.7%, respectively.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Income (Loss) per Share
The computations for basic and diluted income (loss) per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Net income (loss)	$(82)	$(396)	$936	$1,306

Average shares outstanding:
Basic	9,090	9,672	9,258	9,727
Effect of stock awards	—	—	290	75

Diluted	9,090	9,672	9,548	9,802

Income (loss) per share:
Basic	$(0.01)	$(0.04)	$0.10	$0.13

Diluted	$(0.01)	$(0.04)	$0.10	$0.13

The following options to purchase shares of common stock were not included in the computation of diluted income (loss) per share because their inclusion would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2010	2009	2010	2009
Shares of common stock underlying options	637	534	233	282

Exercise price range per share	$1.69 to $8.70	$1.33 to $8.70	$4.25 to $8.70	$3.39 to $9.00
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
At July 31, 2010 and January 31, 2010, we had approximately $1.1 million and $1.0 million, respectively, in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
Our long-term debt is our only financial instrument with a fair value which can differ significantly from the carrying amount. The fair value of our long-term debt is estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
taking into consideration our current credit worthiness. At January 31, 2010, the estimated fair value of our long-term debt was approximately $36.8 million compared to carrying value of $38.2 million. We entered into the Amended Agreement on July 22, 2010. As a result, the carrying value of long-term debt at July 31, 2010 approximates fair value due to the instrument bearing interest at variable rates that are comparable to what is currently available to us.
6. Income Taxes
The effective tax rate for the three months ended July 31, 2010 was 45.7%, as compared to 31.5% for the same period in the prior year, primarily as a result of the relationship between permanent book to tax differences incurred (which typically stay consistent for each quarter in a fiscal year) in comparison to relatively low book income or loss before taxes for the respective quarters.
During the six months ended July 31, 2010, the Company recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service audit of the Company’s previously filed Federal tax returns. No discrete tax items were recorded during the six months ended July 31, 2009. Primarily as a result of this discrete tax benefit, the effective tax rate for the six months ended July 31, 2010 decreased to 26.2% compared to 41.5% for the same period in the prior year.
7. Litigation and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
8. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010 — 06 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy, separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of February 1, 2011, the remaining new disclosure requirements were effective for us as of February 1, 2010. We adopted the provisions of this guidance, as applicable, beginning in the fiscal quarter ended April 30, 2010, with no material impact to our financial statements.

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
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-ray, video games, video game consoles and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of July 31, 2010, we operated 147 superstores principally in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. In fiscal 2010, we opened and operate a new concept store, Sun Adventure Sports, located in Amarillo, Texas.
We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, movies on DVD and Blu-ray, music, trends, and consumer electronics. We fill orders for new and used product placed at the website and also through Amazon Marketplace using our proprietary goShip program, which allows us to ship directly from stores. We have one wholly-owned subsidiary, Hastings Internet, Inc.
References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ended January 31, 2011 is referred to as fiscal 2010.

Critical Accounting Estimates
The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. We believe the following critical accounting estimates comprise the more significant estimates and assumptions used in preparing our financial statements. Our significant estimates and assumptions are reviewed, and any required adjustments are recorded, on a monthly or quarterly basis.
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
Share-Based Compensation. Determining the amount of share-based compensation to be recorded in the statement of operations requires us to develop estimates that are used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:
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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2010	2009	2010	2009
Merchandise revenue	82.8%	83.1%	83.3%	82.9%
Rental revenue	17.1	16.9	16.6	17.1
Gift card breakage revenue	0.1	—	0.1	—

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	67.8	68.6	68.4	68.4
Rental cost of revenue	37.4	34.8	37.2	35.3

Total cost of revenues	62.5	62.9	63.1	62.7

Gross profit	37.5	37.1	36.9	37.3

Selling, general and administrative expenses	37.5	37.4	36.3	36.1
Pre-opening expenses	—	—	—	—

Operating income (loss)	—	(0.3)	0.6	1.2

Other income (expense):
Interest expense	(0.2)	(0.2)	(0.1)	(0.3)
Other, net	—	—	—	—

Income (loss) before income taxes	(0.2)	(0.5)	0.5	0.9

Income tax expense (benefit)	(0.1)	(0.2)	0.1	0.4

Net income (loss)	(0.1)%	(0.3)%	0.4%	0.5%

Summary of Superstore Activity(1)

	Three Months Ended		Six Months Ended		Year Ended January
	July 31,		July 31,		31,
	2010	2009	2010	2009	2010
Beginning number of stores	147	153	149	153	153
Openings	—	—	—	—	—
Closings	—	(2)	(2)	(2)	(4)

Ending number of stores	147	151	147	151	149

(1)	We operate one concept store, Sun Adventure Sports, which is not included in the summary of superstore activity.

Financial Results for the Second Quarter of Fiscal Year 2010
Operating income for the second quarter was approximately $13,000 compared to an operating loss of $0.4 million for second quarter of fiscal 2009. Adjusted operating income, which excludes gift card breakage revenue, stock compensation expense and store asset impairment expense, was approximately $13,000 for the second quarter compared to adjusted operating loss of $0.3 million for the second quarter of fiscal 2009. Earnings before interest, taxes, property and equipment depreciation expense and amortization (“EBITDA”) was approximately $4.3 million for the second quarter of fiscal 2010 as compared to approximately $4.4 million for the same period in the prior year. Adjusted EBITDA, which excludes gift card breakage revenue, stock compensation expense and store asset impairment expense, was approximately $4.3 million for the second quarter of fiscal 2010 compared to approximately $4.5 million for the same period in the prior year.
Reconciliations of non-GAAP financial measures to comparable GAAP financial measures are included in the tables following this section along with a discussion of why management believes these measures provide meaningful information regarding the Company’s performance.
Revenues. Total revenues for the second quarter increased approximately $1.9 million, or 1.7%, to $119.1 million compared to $117.2 million for the second quarter of fiscal 2009. Excluding gift card breakage revenue, total revenues for the second quarter of fiscal 2010 increased approximately $1.7 million, or 1.5%. Comparable store sales, which exclude gift card breakage revenue, increased approximately 4.5%. The following is a summary of our revenues results (dollars in thousands):

		Three Months Ended July 31,
	2010		2009		Increase
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$98,588	82.8%	$97,366	83.1%	$1,222	1.3%
Rental Revenue	20,349	17.1%	19,826	16.9%	523	2.6%
Gift Card Breakage Revenue	194	0.1%	—	0.0%	194	—

Total Revenues	$119,131	100.0%	$117,192	100.0%	$1,939	1.7%

Comparable-store revenues (“Comp”)

Total	4.5%
Merchandise	4.2%
Rental	6.1%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended July 31,
	2010	2009
Video Games	23.3%	-20.9%
Trends	11.0%	-2.3%
Hardback Café	10.0%	17.2%
Movies	9.3%	-8.1%
Consumables	4.1%	3.0%
Electronics	0.8%	-4.4%
Books	-1.8%	-1.1%
Music	-7.5%	-15.6%

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
Video Game Comps increased 23.3% for the quarter, primarily due to strong sales of new and used video games for the Playstation 3, XBOX 360 and Nintendo Wii platforms and increased sales of gaming consoles and accessories, partially offset by a decrease in sales of older generation video games. Titles that helped drive sales during the quarter included Red Dead Redemption, Alan Wake, Super Mario Galaxy 2, UFC Undisputed 2010, and NCAA Football 2011. Trends Comps increased 11.0% for the quarter, primarily due to strong sales of new and used comics, Hex Bugs, collectable card games such as Magic: The Gathering, action figures, and “As Seen on TV” products such as the Kymaro and the Big Top Cupcake. The increase in new and used comic sales is primarily due to an expanded comic footprint in eighty stores. Strong sales of action figures were driven by an increase in action figures sold over the internet and the addition of collectible action figures to our product mix. Hardback Café Comps increased 10.0% for the quarter primarily due to increased sales of specialty café drinks. Movie Comps increased 9.3% for the quarter, resulting from increased sales of new and used DVD boxed sets, new and used Blu-ray DVDs, and used DVDs. Consumables Comps increased 4.1% for the quarter, primarily resulting from strong sales of assorted candies and gums, including candy and snacks cross-merchandised on our video rental wall. Electronics Comps increased 0.8% for the quarter. Increased sales of headphones and MP3 accessories were partially offset by lower sales of refurbished iPods. Books Comps decreased 1.8% for the quarter, primarily due to decreased sales of new trade paperbacks, which to some degree is attributable to the increasing popularity of electronic book readers, partially offset by increased sales of new hardbacks along with increased sales of used trade paperbacks and hardbacks. Music Comps decreased 7.5% for the quarter due to lower sales of new and used CDs, resulting directly from a continued industry decline as well as a reduced footprint in eighty-nine stores. Merchandise Comps, excluding the sale of new music, increased 5.6% for the period.
Rental Comps increased 6.1% for the second quarter, primarily due to fewer promotions during the quarter and the rollout of our new rental program, which led to an increase in units rented of approximately 10.3% for the quarter as compared to the prior year. Rental Video Comps increased 7.7% for the quarter while Rental Video Game Comps increased 2.7%.
Gross Profit — Merchandise. For the second quarter, total merchandise gross profit dollars increased approximately $1.1 million, or 3.6%, to $31.7 million from $30.6 million for the same period in the prior year, primarily due to higher revenues and an increase in margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 32.2% for the quarter compared to 31.4% for the same period in the prior year, resulting from improvements in margin management, lower costs to return product and lower markdown expense. These were partially offset by increased freight costs, which resulted directly from increased shipments in our goShip program, and increased shrinkage expense. We have created a comprehensive store audit program to assess store level execution and controls to reduce shrink, with a strong focus on our high-shrinkage stores.
Gross Profit — Rental. For the second quarter, total rental gross profit dollars decreased approximately $0.2 million, or 1.6%, to $12.7 million from $12.9 million for the same period in the prior year due to lower margin rates, partially offset by an increase in revenue. As a percentage of total rental revenue, rental gross profit decreased to 62.6% for the quarter compared to 65.2% for the same period in the prior year primarily due to increased shrinkage and higher depreciation expense. Depreciation is a function of rental purchases over approximately a six month period.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 37.5% for the second quarter compared to 37.4% for the same quarter in the prior year. SG&A increased approximately $0.7 million, or 1.6%, to $44.6 million compared to $43.9 million for the same quarter last year. The main drivers in the increase of SG&A for the quarter included an increase in bonuses under our bonus incentive programs of approximately $0.6 million over the prior year period due to the fact that no bonuses were earned for the first half of fiscal 2009 and an increase in associate health insurance costs of approximately $0.5 million. These increases were partially offset by a decrease in depreciation expense of approximately $0.5 million resulting from a reduction in capital expenditures and a decrease of store occupancy costs of approximately $0.5 million due to operating fewer stores during the current period.

Interest Expense. For the second quarter, interest expense decreased approximately $0.1 million, or 33.3%, to $0.2 million, compared to $0.3 million for the same period in the prior year primarily as a result of lower interest rates and lower average debt levels outstanding during the period. The average rate of interest charged for the quarter decreased to 2.1% compared to 2.5% for the same period in the prior year.
Financial Results for the Six Months Ended July 31, 2010
Operating income for the six months ended July 31, 2010 was approximately $1.5 million compared to operating income of $2.7 million for same period in the prior year. Adjusted operating income, which excludes gift card breakage revenue, stock compensation expense and store asset impairment expense, was approximately $1.5 million for the current six month period compared to adjusted operating income of $3.0 million for the same period in the prior year. Earnings before interest, taxes, property and equipment depreciation expense and amortization (“EBITDA”) was approximately $10.2 million for the six months ended July 31, 2010 as compared to approximately $12.4 million for the same period in the prior year. Adjusted EBITDA, which excludes gift card breakage revenue, stock compensation expense and store asset impairment expense, was approximately $10.2 million for the current six month period compared to approximately $12.7 million for the same period in the prior year.
Revenues. Total revenues for the first six months of fiscal 2010 increased approximately $5.3 million, or 2.2%, to $248.2 million compared to $242.9 million for the same period in fiscal 2009. Excluding gift card breakage revenue, total revenues for the period increased approximately $5.0 million, or 2.0%. Comparable store sales, which exclude gift card breakage revenue, increased approximately 4.7%. The following is a summary of our revenues results (dollars in thousands):

		Six Months Ended July 31,
	2010		2009		Increase (Decrease)
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$206,713	83.3%	$201,462	82.9%	$5,251	2.6%
Rental Revenue	41,128	16.6%	41,423	17.1%	(295)	-0.7%
Gift Card Breakage Revenue	388	0.1%	—	0.0%	388	—

Total Revenues	$248,229	100.0%	$242,885	100.0%	$5,344	2.2%

Comparable-store revenues (“Comp”)

Total	4.7%
Merchandise	5.3%
Rental	2.1%
Below is a summary of the Comp results for our major merchandise categories:

	Six Months Ended July 31,
	2010	2009
Video Games	24.4%	-15.4%
Hardback Café	12.9%	12.7%
Movies	10.3%	-6.8%
Trends	9.9%	1.7%
Consumables	6.8%	3.8%
Electronics	2.7%	-1.0%
Books	-1.5%	-0.6%
Music	-6.1%	-15.4%
Prior year Comp sales have been revised to reflect current year classification of Comp sale categories. Video Game Comps increased 24.4% for the period, primarily due to strong sales of new and used video games for the

Playstation 3, XBOX 360, and Nintendo Wii platforms and increased sales of gaming consoles and accessories, partially offset by lower sales of older generation video games. Hardback Café Comps increased 12.9% for the period, resulting from increased sales of specialty café drinks. Movie Comps increased 10.3% for the period, primarily resulting from increased sales of new and used Blu-ray DVDs, DVD boxed sets, and used DVDs. Trends Comps increased 9.9% for the period, primarily due to strong sales of collectable card games such as Magic: The Gathering, Hex Bugs, “As Seen on TV” products such as the Kymaro and the Big Top Cupcake, and action figures. The increase in action figure sales was driven by an increase in action figures sold over the internet and the addition of collectible action figures to our product mix. The increases were partially offset by lower sales of apparel products, including t-shirts and jewelry. Consumables Comps increased 6.8% for the period, primarily due to strong sales of novelty drinks and assorted candies and gums, including candies and snacks cross-merchandised on our video rental wall. Electronics Comps increased 2.7% for the period primarily due to strong sales of MP3 accessories and headphones, partially offset by lower sales of digital converter boxes and refurbished iPods. Book Comps decreased 1.5% for the period, primarily due to decreased sales of new trade paperbacks and hardbacks, partially offset by an increase in sales of used trade paperbacks and used hardbacks. Sales of new hardbacks and trade paperbacks faced a challenging comparison due to strong sales of books from Stephenie Meyer’s The Twilight Saga series during fiscal 2009. Excluding The Twilight Saga series sales, book Comps for the six month period would have increased 1.1%. Music Comps decreased 6.1% for the period due to lower sales of new and used CDs, resulting directly from a continued industry decline as well as a reduced footprint in eighty-nine stores. Merchandise Comps, excluding the sale of new music, increased 9.9% for the period.
Rental Comps increased 2.1% for the period, primarily due to fewer promotions being offered during the current period. Units rented increased approximately 10.0% for the period as compared to the prior year. Rental Video Comps increased 3.0% for the period while Rental Video Game Comps were flat.
Gross Profit — Merchandise. For the current six months, total merchandise gross profit dollars increased approximately $1.7 million, or 2.7%, to $65.4 million from $63.7 million for the same period in the prior year, due to higher revenues. As a percentage of total merchandise revenue, merchandise gross profit remained consistent at 31.6%. Improvements in margin management, lower markdown expense, and lower costs to return product were offset by increases in freight costs, which resulted directly from increased shipments in our goShip program, and increased shrinkage expense. We have created a comprehensive store audit program to assess store level execution and controls to reduce shrink, with a strong focus on our high-shrinkage stores.
Gross Profit — Rental. For the current six months, total rental gross profit dollars decreased approximately $1.0 million, or 3.7%, to $25.8 million from $26.8 million for the same period in the prior year primarily due to lower margin rates. As a percentage of total rental revenue, rental gross profit decreased to 62.8% for the period compared to 64.7% for the same period in the prior year primarily as a result of increased shrinkage and lower rental revenues.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 36.3% for the current six months compared to 36.1% for the same period in the prior year. SG&A increased approximately $2.3 million, or 2.6%, to $90.1 million compared to $87.8 million for the same quarter last year. The main drivers of the SG&A increase included an increase in bonuses under our bonus incentive programs of approximately $0.6 million over the prior year due to the fact that no bonuses were earned for the first half of fiscal 2009, an increase in store advertising costs of $0.5 million, an increase in associate health insurance of approximately $0.7 million, and an increase in labor of approximately $0.5 million. Increases were partially offset by a decrease in depreciation expense of $1.2 million due to a reduction in capital expenditures.
Interest Expense. For the current six months, interest expense decreased approximately $0.3 million, or 50.0%, to $0.3 million, compared to $0.6 million for the same period in the prior year primarily as a result of lower interest rates and lower average debt levels outstanding during the period. The average rate of interest charged for the current six months decreased to 2.0% compared to 2.7% for the same period in the prior year.
Income Tax Expense. During the six months ended July 31, 2010, the Company recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an IRS audit of the Company’s previously filed Federal tax returns. No discrete tax items were recorded during the six months ended July 31, 2009. Primarily as a result of this discrete tax benefit, the effective tax rate for the six months ended July 31, 2010 decreased to 26.2% compared to 41.5% for the same period in the prior year.

Use of Non-GAAP Financial Measures
The Company is providing free cash flow, EBITDA, adjusted EBITDA, and adjusted operating income (loss) as supplemental non-GAAP financial measures regarding the Company’s operational performance. The Company evaluates its historical and prospective financial performance, and its performance relative to its competitors, by using such non-GAAP financial measures. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which management believes represents the Company’s performance in the ordinary, ongoing and customary course of its operations. Therefore, management excludes from core operating performance those items, such as those relating to restructuring, investing, stock-based compensation expense and non-cash activities that management does not believe are reflective of such ordinary, ongoing and customary activities.
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

	Six months ended July 31,
	2010	2009

Net cash provided by operating activities	$3,077	$8,941
Purchase of property, equipment and improvements, net	(5,483)	(5,611)

Free cash flow	$(2,406)	$3,330

EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before interest expense (net), income tax expense (benefit), property and equipment depreciation expense and amortization. Adjusted EBITDA, as presented herein, is EBITDA excluding gift card breakage revenue, stock-based compensation expense and store asset impairment expense. The following table reconciles net income (loss), a GAAP financial measure, to EBITDA and adjusted EBITDA, non-GAAP financial measures (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009

Net income (loss)	$(82)	$(396)	$936	$1,306
Adjusted for
Interest expense, net	189	272	321	567
Income tax expense (benefit)	(69)	(182)	332	925
Property and equipment depreciation expense	4,303	4,733	8,624	9,583

EBITDA	4,341	4,427	10,213	12,381

Gift card breakage revenue	(194)	—	(388)	—
Non-cash stock-based compensation	194	105	337	156
Store asset impairment expense	—	—	—	155

Adjusted EBITDA	$4,341	$4,532	$10,162	$12,692

Adjusted Operating Income (Loss)
Adjusted operating income (loss) is defined as operating income excluding gift card breakage revenue, stock based compensation expense and store asset impairment expense. The following table reconciles operating income (loss), a GAAP financial measure, to adjusted operating income (loss), a non-GAAP financial measure (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2010	2009	2010	2009

Operating income (loss)	$13	$(367)	$1,544	$2,719
Adjusted for
Gift card breakage revenue	(194)	—	(388)	—
Non-cash stock-based compensation	194	105	337	156
Store asset impairment expense	—	—	—	155

Adjusted operating income (loss)	$13	$(262)	$1,493	$3,030

Free cash flow, EBITDA, adjusted EBITDA, and adjusted operating income (loss) are considered non-GAAP financial measures under the SEC’s Regulation G and therefore should not be considered in isolation of, or as a substitute for, net income, operating income (loss), cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. The financial measures of non-GAAP free cash flow, EBITDA, adjusted EBITDA, and adjusted operating income (loss) may vary among other companies. Therefore, our free cash flow, EBITDA, adjusted EBITDA, and adjusted operating income (loss) may not be comparable to similarly titled measures used by other companies.
Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first six months of fiscal 2010 and 2009 being borrowings under our revolving credit facility and cash flow from operating activities, respectively. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, and store reformations for the next twelve months.
At July 31, 2010, total outstanding debt was approximately $43.9 million. We project our outstanding debt level will be in the range of $37.5 million to $39.5 million by the end of fiscal 2010. At July 31, 2010, we had approximately $44.1 million in excess availability, after the $10 million availability reserve, under the Amended Agreement (as defined below).
Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities totaled approximately $3.1 million for the six months ended July 31, 2010, compared to $8.9 million for the six months ended July 31, 2009. Net earnings for the current period were approximately $0.9 million compared to net earnings of $1.3 million for the same period in fiscal 2009. Merchandise inventories decreased approximately $34,000 for the current six months, compared to a decrease of $4.3 million during the same period in fiscal 2009 primarily due to maintaining inventory levels to support revenue growth and an increased product assortment related to an expanded comic footprint in eighty stores. Accrued expenses and other liabilities decreased approximately $2.3 million during the period compared to a decrease of $7.2 million during the same period in fiscal 2009. Other current assets increased approximately $0.5 million during the period compared to a decrease of $1.4 million during the same period in fiscal 2009. The changes in accrued expenses and other liabilities and other current assets were primarily driven by the timing of federal income tax payments. Purchases of rental video increased to $12.1 million for the period, compared to $10.1 million for the same period in the prior year, resulting primarily from increased purchases to support additional demand resulting from competitor stores that have closed during the first six months of fiscal 2010 in markets in which we operate. During fiscal 2010, we estimate net cash provided by operations of approximately $17.0 to $19.0 million. The expected decrease from fiscal 2009 net cash provided by operations of $26.6 million to estimated fiscal 2010 net cash provided by operations results primarily from projected increases in the purchases of rental asset inventory during fiscal 2010.
Investing Activities. Net cash used in investing activities decreased approximately $0.1 million from $5.6 million for the six months ended July 31, 2009, to $5.5 million for the six months ended July 31, 2010. This decrease was primarily the result of planned reductions in our capital expenditures. For the full fiscal year 2010, the Company projects capital expenditures to be approximately $16.3 million, which includes approximately $1.6 million related to the reformatting of twenty stores to expand the footprint of our Comics category, and $0.7 million to expand the Comics footprint in another ten stores on a smaller scale, with remaining planned discretionary capital expenditures related to new stores, relocated stores and our internet site. The Company incurred approximately $11.3 million of capital expenditures during fiscal year 2009.
Financing Activities. Cash flows from financing activities are primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the six months ended July 31, 2010, cash used in financing activities was approximately $30,000 compared to $6.3 million for the six months ended July 31, 2009. For the current six months, net borrowings from our revolving credit facility were approximately $5.7 million compared to net borrowings of approximately $1.0 million for same period in the prior year. Changes in our cash overdraft position decreased from a use of $6.9 million for the six months ended July 31, 2009 to a use of $1.0 million for the six months ended July 31, 2010, due to the timing of payments issued to vendors during the period. The Company purchased approximately $4.4 million of treasury stock during the six months ended July 31, 2010 compared to $0.4 million during the six months ended July 31, 2009.
On December 4, 2009, we entered into a stock transfer agreement with the Marmaduke Family Limited Partnership (the “Partnership”). Under the stock transfer agreement, for a period of three years following the death of Mr. John H. Marmaduke, the Company’s President and Chief Executive Officer, the Partnership may tender for purchase to the Company, and, if so tendered, the Company will be required to purchase, the number of shares of the Company’s common stock belonging to the Partnership that equal an aggregate fair market value of $5.0 million. During this three year period, the Partnership may elect to tender portions of such shares in various lots and parcels, at any time and from time to time, and any tender shall not exhaust or limit the Partnership’s right to tender an additional amount of such shares, subject to the limitations set within the stock transfer agreement. Under the stock transfer agreement, the Company is not obligated to purchase, and the Partnership does not have the right to tender, any amount of such shares with an aggregate fair market value in excess of $5.0 million. In the event that Mr. Marmaduke resigns as an officer or director of the Company prior to his death, the Partnership’s right to tender the shares to the Company shall terminate. The stock transfer agreement shall terminate on the earlier of February 9, 2019, or four years after the death of Mr. Marmaduke. The Company is currently the beneficiary of a $10 million key-man life insurance policy on Mr. Marmaduke, a portion of the proceeds of which would be used to complete any purchases of shares resulting from the stock transfer agreement.
Capital Structure. On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with Bank of America, N.A., as agent, which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”). The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement prohibits the payment of dividends and includes certain other debt and acquisition limitations and requires a minimum availability of $10.0 million at all times. The Amended Agreement is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary.

The amount outstanding under the Amended Agreement is limited by a borrowing base predicated on the sum of (a) 85% of Eligible Credit Card Receivables plus (b) (i) 85% multiplied by (ii) the Appraised Inventory Liquidation Value multiplied by (iii) Eligible Inventory (net of Inventory Reserves), less (c) Availability Reserves (each term as defined in the Amended Agreement), and is limited to a ceiling of $100 million, less a $10 million availability reserve. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition, that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves.
Interest under the Amended Agreement will accrue, at our election, at a Base Rate or Libor Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Amended Agreement, with the Applicable Margin for Libor Rate loans ranging from 2.00% to 2.75% and the Applicable Margin for Base Rate loans ranging from 1.00% to 1.75%. In addition, unused line fees ranging from 0.30% to 0.375% (determined by reference to the level of usage under the Amended Agreement) are also payable on unused commitments.
At July 31, 2010, we had approximately $44.1 million in excess availability, after the $10 million availability reserve, under the Amended Agreement. We expect to have approximately $54.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2011. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest incurred for the three and six months ended July 31, 2010 was 2.1% and 2.0%, respectively.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2010, was approximately $0.9 million, which reduces the excess availability under the Amended Agreement.
At July 31, 2010, our minimum lease commitments for the remainder of fiscal 2010 were approximately $11.1 million. Total existing minimum operating lease commitments for fiscal years 2010 through 2025 were approximately $164.5 million as of July 31, 2010.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of July 31, 2010, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At July 31, 2010, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
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

ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s base rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2010 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
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
There has not been any change in our internal control over financial reporting during our fiscal quarter ended July 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of common stock for the three months ended July 31, 2010 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total number of	value of shares
			shares purchased as	that may yet be
	Total number of		part of publicly	purchased under the
	shares purchased	Average price paid	announced plans or	plans or programs
Period	(1)	per share	programs	(2)
May 1, 2010 through May 31, 2010	124,200	$7.41	124,200	N/A
June 1, 2010 through June 30, 2010	243,300	7.71	243,300	N/A
July 1, 2010 through July 31, 2010	89,400	7.12	89,400	N/A

Total	456,900	$7.51	456,900	$233,750

(1)	All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock. As of July 31, 2010, the Board of Directors has approved the repurchase of up to an additional $22.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.

(2)	A total of 4,385,245 shares have been purchased under the repurchase plan at a total cost of approximately $27.3 million, or approximately $6.22 per share. Subsequent to July 31, 2010, the Board of Directors approved an increase of $10.0 million in the stock repurchase program.

ITEM 6 — EXHIBITS.
a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. Any exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Documents
3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(2)	Amended and Restated Bylaws of the Company.

4.1	(3)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).

10.1	(4)	Amended and Restated Loan and Security Agreement, dated as of July 22, 2010, between the Company and Bank of America, N.A., acting in its capacity as agent for various lenders identified therein.

31.1	(5)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(5)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(5)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on July 23, 2010 and incorporated herein by reference.

(5)	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC
Date: August 25, 2010	/s/ Dan Crow
Dan Crow
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number		Description of Documents
3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(2)	Amended and Restated Bylaws of the Company.

4.1	(3)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).

10.1	(4)	Amended and Restated Loan and Security Agreement, dated as of July 22, 2010, between the Company and Bank of America, N.A., acting in its capacity as agent for various lenders identified therein.

31.1	(5)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(5)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(5)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(4)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on July 23, 2010 and incorporated herein by reference.

(5)	Filed herewith.