Form 10-Q
period 2010-10-31
HASTINGS ENTERTAINMENT INC
filed 2010-12-03
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010
Common Stock, $.01 par value per share	8,803,560 shares

HASTINGS ENTERTAINMENT, INC.
Form 10-Q
For the Quarterly Period Ended October 31, 2010

PART I — FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
October 31, 2010 and January 31, 2010
(Dollars in thousands, except par value)

	October 31,	January 31,
	2010	2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,706	$8,863
Merchandise inventories, net	167,627	148,149
Deferred income taxes	5,535	7,804
Prepaid expenses and other current assets	13,114	10,120

Total current assets	192,982	174,936
Rental assets, net of accumulated depreciation of $19,143 and $21,444 at October 31, 2010 and January 31, 2010, respectively	15,172	13,127
Property, equipment and improvements, net of accumulated depreciation of $199,922 and $190,607 at October 31, 2010 and January 31, 2010, respectively	43,899	47,695
Deferred income taxes	3,371	1,310
Intangible assets, net	391	391
Other assets	2,030	1,341

Total Assets	$257,845	$238,800

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$79,325	$58,068
Accrued expenses and other current liabilities	26,860	28,128

Total current liabilities	106,185	86,196
Long term debt	44,107	38,174
Other liabilities	6,227	6,272

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,803,560 shares outstanding at October 31, 2010; 11,944,544 shares issued and 9,463,838 shares outstanding at January 31, 2010	119	119
Additional paid-in capital	36,800	36,920
Retained earnings	84,741	86,884
Accumulated other comprehensive income	88	37
Treasury stock, at cost 3,140,984 shares and 2,480,706 shares at October 31, 2010 and January 31, 2010, respectively	(20,422)	(15,802)

Total Shareholders’ Equity	101,326	108,158

Total Liabilities and Shareholders’ Equity	$257,845	$238,800

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended October 31, 2010 and 2009
(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

Merchandise revenue	$94,462	$94,434	$301,175	$295,896
Rental revenue	17,673	17,903	58,801	59,327
Gift card breakage revenue	149	—	537	—

Total revenues	112,284	112,337	360,513	355,223

Merchandise cost of revenue	65,038	64,869	206,333	202,651
Rental cost of revenue	6,456	6,464	21,768	21,069

Total cost of revenues	71,494	71,333	228,101	223,720

Gross profit	40,790	41,004	132,412	131,503

Selling, general and administrative expenses	45,675	45,731	135,753	133,508
Pre-opening expenses	—	—	—	3

Operating loss	(4,885)	(4,727)	(3,341)	(2,008)

Other income (expense):
Interest expense	(374)	(211)	(695)	(778)
Other, net	46	17	91	96

Loss before income taxes	(5,213)	(4,921)	(3,945)	(2,690)

Income tax benefit	(2,134)	(1,485)	(1,802)	(560)

Net loss	$(3,079)	$(3,436)	$(2,143)	$(2,130)

Basic loss per share	$(0.35)	$(0.36)	$(0.23)	$(0.22)

Diluted loss per share	$(0.35)	$(0.36)	$(0.23)	$(0.22)

Weighted-average common shares outstanding:
Basic	8,849	9,574	9,120	9,658
Dilutive effect of stock awards	—	—	—	—

Diluted	8,849	9,574	9,120	9,658

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2010 and 2009
(Dollars in thousands)

	Nine Months Ended
	October 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,143)	$(2,130)
Adjustments to reconcile net loss to net cash provided by operating activities:
Rental asset depreciation expense	8,224	9,185
Purchases of rental assets	(20,139)	(15,805)
Property and equipment depreciation expense	12,989	14,327
Deferred income taxes	208	1,723
Loss on rental assets lost, stolen and defective	1,403	606
Loss on disposal of other assets	64	379
Non-cash stock-based compensation	481	224
Changes in operating assets and liabilities:
Merchandise inventories	(11,009)	(24,562)
Prepaid expenses and other current assets	(2,994)	(982)
Trade accounts payable	21,254	35,029
Accrued expenses and other current liabilities	(1,220)	(5,773)
Excess tax benefit from stock-based compensation	(48)	—
Other assets and liabilities, net	(84)	1,431

Net cash provided by operating activities	6,986	13,652

Cash flows from investing activities:
Purchases of property, equipment, and improvements	(9,259)	(8,683)

Net cash used in investing activities	(9,259)	(8,683)

Cash flows from financing activities:
Borrowings under revolving credit facility	381,020	365,806
Repayments under revolving credit facility	(375,087)	(368,022)
Purchase of treasury stock	(5,471)	(1,018)
Change in cash overdraft	3	(3,162)
Deferred financing costs paid	(599)	—
Proceeds from exercise of stock options	202	—
Excess tax benefit from stock-based compensation	48	—

Net cash provided by (used in) financing activities	116	(6,396)

Net decrease in cash and cash equivalents	(2,157)	(1,427)
Cash and cash equivalents at beginning of period	8,863	7,449

Cash and cash equivalents at end of period	$6,706	$6,022

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
For the three months ended October 31, 2010 and 2009, we recognized approximately $0.1 million of stock-based compensation expense. For the nine months ended October 31, 2010 and 2009, we recognized approximately $0.5 million and $0.2 million, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, restricted stock units, and performance-based restricted stock awards.
As of October 31, 2010, we had 652,600 shares available to grant as stock-based compensation awards under our various stock incentive plans.

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
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2010, was approximately $0.8 million, which reduces the excess availability under the Amended Agreement.
At October 31, 2010, we had approximately $44.2 million in excess availability, after the $10 million availability reserve, under the Amended Agreement. The average rates of interest incurred for the three months ended October 31, 2010 and 2009 were 3.0% and 1.9%, respectively. The average rates of interest incurred for the nine months ended October 31, 2010 and 2009 were 2.4% and 2.5%, respectively. Deferred financing costs that were amortized into interest expense during the three and nine months ended October 31, 2010 are excluded from the calculation of the average rate of interest for each respective period.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Loss per Share
The computations for basic and diluted loss per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009

Net loss	$(3,079)	$(3,436)	$(2,143)	$(2,130)

Average shares outstanding:
Basic	8,849	9,574	9,120	9,658
Effect of stock awards	—	—	—	—

Diluted	8,849	9,574	9,120	9,658

Loss per share:
Basic	$(0.35)	$(0.36)	$(0.23)	$(0.22)

Diluted	$(0.35)	$(0.36)	$(0.23)	$(0.22)

The following options to purchase shares of common stock were not included in the computation of diluted loss per share because their inclusion would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2010	2009	2010	2009
Shares of common stock underlying options	614	535	614	535

Exercise price range per share	$1.69 to $8.70	$1.33 to $8.70	$1.69 to $8.70	$1.33 to $8.70
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
At October 31, 2010 and January 31, 2010, we had approximately $1.1 million and $1.0 million, respectively, in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
Our long-term debt is our only financial instrument with a fair value which can differ significantly from the carrying amount. The fair value of our long-term debt is estimated using a discounted cash flow analysis that applies interest rates currently being offered on borrowings of similar amounts and terms to those currently outstanding while also taking into consideration our current credit worthiness. At January 31, 2010, the estimated fair value of our long-term debt was approximately $36.8 million compared to carrying value of $38.2 million. We entered into the Amended Agreement on July 22, 2010. As a result, the carrying value of long-term debt at October 31, 2010 approximates fair value due to the instrument bearing interest at variable rates that are comparable to what is currently available to us.
6. Income Taxes
During the three months ended October 31, 2009, the Company recorded a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an Internal Revenue Service (“IRS”) audit of the Company’s previously filed tax returns. No discrete items were recorded during the three months ended October 31, 2010. Primarily as a result of this discrete tax charge combined with the Company’s pre-tax loss for the period, the effective tax rates for the three months ended October 31, 2010 and 2009 were (40.9%) and (30.2%), respectively.
During the nine months ended October 31, 2010, the Company recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an IRS audit of the Company’s previously filed federal tax returns. During the nine months ended October 31, 2009, the Company recorded a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an IRS audit of the Company’s previously filed tax returns. Primarily as a result of these discrete tax items, the effective tax rates for the nine months ended October 31, 2010 and 2009 were (45.7%) and (20.8%), respectively.
7. Litigation and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
8. Recent Accounting Pronouncements
In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010 — 06 – Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This standard amends the disclosure guidance with respect to fair value measurements for both interim and annual reporting periods. Specifically, this standard requires new disclosures for significant transfers of assets or liabilities between Level 1 and Level 2 in the fair value hierarchy, separate disclosures for purchases, sales, issuance and settlements of Level 3 fair value items on a gross, rather than net basis, and more robust disclosure of the valuation techniques and inputs used to measure Level 2 and Level 3 assets and liabilities. Except for the detailed disclosures of changes in Level 3 items, which will be effective for us as of February 1, 2011, the remaining disclosure requirements were effective for us as of February 1, 2010. We adopted the provisions of this guidance, as applicable, beginning in the fiscal quarter ended April 30, 2010, with no material impact to our financial statements.

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
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-ray, video games, video game consoles and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of October 31, 2010, we operated 146 superstores principally in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. In fiscal 2010, we opened and operate a new concept store, Sun Adventure Sports, located in Amarillo, Texas.
We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, movies on DVD and Blu-ray, music, trends, and consumer electronics. We fill orders for new and used product placed at this website and also through Amazon Marketplace using our proprietary goShip program, which allows us to ship directly from stores. We have one wholly-owned subsidiary, Hastings Internet, Inc.
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
The costs of rental product purchased pursuant to revenue-sharing arrangements, which are recorded in rental cost of sales on the consolidated statements of operations, typically include a lower initial product cost than traditional rental purchases with a certain percentage of the net rental revenues shared with studios over an agreed period of time. Any up-front costs exceeding the designated salvage value are amortized on an accelerated basis and revenue-sharing payments pursuant to the applicable arrangement are expensed as rental costs of sales as the related revenue is earned. Additionally, certain titles have performance guarantees. We analyze titles that are subject to performance guarantees and recognize an estimated expense for under-performing titles throughout the applicable period based upon our analysis of the estimated rental revenue shortfall. We revise these estimates on a monthly basis, based on actual results.
Impairment or Disposal of Long-Lived Assets. We evaluate under-performing stores on a quarterly basis to determine whether projected future cash flows over the remaining lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the estimated fair value is less than the carrying value of such assets. The carrying value of leasehold improvements and certain other property and equipment is subject to impairment write-down.

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
Gift Card Breakage Revenue. We sell gift cards through each of our stores and through our web site www.goHastings.com. The gift cards we sell have no stated expiration dates or fees and are subject to potential escheatment rights in some of the jurisdictions in which we operate. Gift card liabilities are recorded as deferred revenue at the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. Historically, the liability was relieved and revenue was recognized only upon redemption of the gift cards. Beginning in the fourth quarter of fiscal 2009, we had sufficient historical data to analyze gift card redemption patterns and a determination of the escheatment laws applicable to our operations. As a result, during the fourth quarter of fiscal 2009, we began recognizing revenue for the estimated breakage on gift cards we previously issued and sold. Subsequent to the initial change in estimate related to gift card breakage, gift card breakage revenue is recognized as gift cards are redeemed, based upon an analysis of the aging and utilization of gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations.

Results of Operations
The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2010	2009	2010	2009

Merchandise revenue	84.1%	84.1%	83.5%	83.3%
Rental revenue	15.8	15.9	16.3	16.7
Gift card breakage revenue	0.1	—	0.2	—

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	68.9	68.7	68.5	68.5
Rental cost of revenue	36.5	36.1	37.0	35.5

Total cost of revenues	63.7	63.5	63.3	63.0

Gross profit	36.3	36.5	36.7	37.0

Selling, general and administrative expenses	40.7	40.7	37.7	37.6
Pre-opening expenses	—	—	—	—

Operating loss	(4.4)	(4.2)	(1.0)	(0.6)

Other income (expense):
Interest expense	(0.2)	(0.2)	(0.1)	(0.2)
Other, net	—	—	—	—

Loss before income taxes	(4.6)	(4.4)	(1.1)	(0.8)

Income tax benefit	(1.9)	(1.3)	(0.5)	(0.2)

Net loss	(2.7)%	(3.1)%	(0.6)%	(0.6)%

Summary of Superstore Activity(1)

	Three Months Ended		Nine Months Ended		Year Ended
	October 31,		October 31,		January 31,
	2010	2009	2010	2009	2010

Beginning number of stores	147	151	149	153	153
Openings	—	—	—	—	—
Closings	(1)	(1)	(3)	(3)	(4)

Ending number of stores	146	150	146	150	149

(1)	We operate one concept store, Sun Adventure Sports, which is not included in the summary of superstore activity.

Financial Results for the Third Quarter of Fiscal Year 2010
Both operating loss and adjusted operating loss for the third quarter were approximately $4.9 million compared to $4.7 million for the third quarter of fiscal 2009. Adjusted operating loss excludes gift card breakage, stock compensation expense and store asset impairment expense. Earnings before interest, taxes, property and equipment depreciation expense and amortization (“EBITDA”) was approximately ($0.5) million for the third quarter of fiscal 2010 as compared to approximately $34,000 for the same period in the prior year. Adjusted EBITDA, which excludes gift card breakage revenue, stock compensation expense and store asset impairment expense, was approximately ($0.5) million for the third quarter of fiscal 2010 compared to approximately $0.1 million for the same period in the prior year.
Reconciliations of non-GAAP financial measures to comparable GAAP financial measures are included in the tables following this section along with a discussion of why management believes these measures provide meaningful information regarding the Company’s performance.
Revenues. Total revenues for the third quarter remained consistent with the revenues for the same period in the prior year at $112.3 million. Excluding gift card breakage revenue, total revenues for the third quarter of fiscal 2010 decreased approximately $0.2 million, or 0.2%. Comparable store sales, which exclude gift card breakage revenue, increased approximately 1.3%. As of October 31, 2010, we operated four fewer superstores, as compared to October 31, 2009, and one additional concept store, Sun Adventure Sports, which opened during the second quarter. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended October 31,
	2010		2009		Increase (Decrease)
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$94,462	84.1%	$94,434	84.1%	$28	0.0%
Rental Revenue	17,673	15.8%	17,903	15.9%	(230)	-1.3%
Gift Card Breakage Revenue	149	0.1%	—	0.0%	149	—

Total Revenues	$112,284	100.0%	$112,337	100.0%	$(53)	0.0%

Comparable-store revenues (“Comp”)

Total	1.3%
Merchandise	1.2%
Rental	2.2%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended October 31,
	2010	2009
Trends	19.0%	-4.1%
Hardback Café	7.2%	16.5%
Video Games	6.7%	8.5%
Movies	5.6%	-3.1%
Consumables	3.4%	3.8%
Electronics	-0.4%	5.1%
Books	-6.2%	0.2%
Music	-6.2%	-10.4%
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

Trends Comps increased 19.0% for the quarter, driven by strong sales of new and used Comics, Hex Bugs, “As Seen on TV” products including the Kymaro and Big Top Cupcake, shaped rubber bands, apparel, collectible card games, and novelty items. The increase in new and used comic sales is primarily due to an expanded comic footprint in eighty-seven stores. Key drivers in the apparel category included hats and bags. Key drivers in the novelty category included seasonal merchandise for Halloween, Nerf toys and black lights. Hardback Café Comps increased 7.2% for the quarter primarily due to increased sales of specialty café drinks. Video Game Comps increased 6.7% for the quarter resulting from strong sales of new and used video games for the Microsoft Xbox 360 and Sony Playstation 3 platforms and strong sales of new and used video game accessories. These sales were partially offset by lower sales of older generation video games, new Nintendo Wii video games, and video game consoles. Hit titles that helped drive sales during the quarter included Fallout: New Vegas, Halo Reach, Madden NFL 11, Fable III, Star Wars: The Force Unleashed II, Medal of Honor, Dead Rising 2, and Mafia II. Movie Comps increased 5.6% for the quarter, primarily driven by strong sales of new and used DVD boxed sets and increased sales of new and used Blu-ray movies, partially offset by lower sales of new DVDs. The increase in sales of boxed sets is attributable to an increased presence of boxed set promotions, increased sales of catalog boxed sets and several strong new titles that helped drive store traffic, including Sons of Anarchy: Season 2 and Dexter: Season 4. Consumables Comps increased 3.4% for the quarter, primarily resulting from strong sales of popcorn and assorted candies and gums, partially offset by lower sales of can drinks and fountain drinks. Electronics Comps decreased 0.4% for the quarter. Decreased sales of digital converter boxes, Blu-ray players, and refurbished iPods were partially offset by increased sales of headphones, iPod accessories, and PC accessories. Books Comps decreased 6.2% for the quarter, primarily resulting from decreases in sales of new trade paperbacks, mass-market books, and hardbacks, which to some degree is attributable to the increasing popularity of electronic book readers, and decreased sales of magazines. These decreases were partially offset by an increase in the sales of value books and used trade paperbacks. Music Comps decreased 6.2% for the quarter due to lower sales of new and used CDs, resulting directly from a continued industry decline and a reduced footprint in ninety-six stores.
Rental Comps increased 2.2% for the quarter, due to fewer promotions during the quarter as compared to the prior year. Rental Video Comps increased 3.7% for the quarter and Rental Video units had a slight decrease of 0.6% compared to the prior year. The decrease in units rented was due to fewer titles released during the quarter with gross box office revenues in the range of $20 million to $80 million, which typically represent our strongest rentals. Rental Video Game Comps decreased 1.1% for the quarter and Rental Video Game Units decreased 6.0% for the quarter. The decrease in Rental Video Games was due to a challenging comparison to titles released in the prior year and lower price points on select titles as compared to the prior year.
Gross Profit – Merchandise. For the third quarter, total merchandise gross profit dollars decreased approximately $0.2 million, or 0.7%, to $29.4 million from $29.6 million for the same period in the prior year. As a percentage of total merchandise revenue, merchandise gross profit decreased to 31.1% for the quarter compared to 31.3% for the same period in the prior year, resulting primarily from increased shrinkage expense and costs to return products, partially offset by improvements in margin management. We are currently utilizing a comprehensive store audit program to assess store level execution and controls designed to reduce shrink, with a strong focus on our high-shrinkage stores.
Gross Profit – Rental. For the third quarter, total rental gross profit dollars decreased approximately $0.2 million, or 1.8%, to $11.2 million from $11.4 million for the same period in the prior year due to lower revenues as well as lower margin rates. As a percentage of total rental revenue, rental gross profit decreased to 63.5% for the quarter compared to 63.9% for the same period in the prior year primarily due to increased shrinkage partially offset by lower depreciation expense. Depreciation is a function of rental purchases over approximately a six month period.
Selling, General and Administrative Expenses (“SG&A”). SG&A remained consistent for the third quarter, at $45.7 million, or 40.7% of total revenue. SG&A drivers for the quarter included a decrease in depreciation expense of approximately $0.4 million related to a reduction in capital expenditures and a decrease in expense for bonuses under our bonus incentive programs of approximately $0.3 million. These decreases were partially offset by an increase in store labor costs of approximately $0.3 million, an increase in store supply costs of approximately $0.2 million, and an increase in store maintenance costs of approximately $0.1 million.

Interest Expense. For the third quarter, interest expense increased approximately $0.2 million, or 100.0%, to $0.4 million, compared to $0.2 million for the same period in the prior year, primarily as a result of higher interest rates incurred under our Amended and Restated Loan and Security Agreement. The average rate of interest charged for the quarter increased to 3.0% compared to 1.9% for the same period in the prior year.
Tax Expense. During the three months ended October 31, 2009, the Company recorded a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an Internal Revenue Service (“IRS”) audit of the Company’s previously filed tax returns. No discrete items were recorded during the three months ended October 31, 2010. Primarily as a result of this discrete tax charge combined with the Company’s pre-tax loss for the period, the effective tax rates for the three months ended October 31, 2010 and 2009 were (40.9%) and (30.2%), respectively.
Financial Results for the Nine Months Ended October 31, 2010
Operating loss for the nine months ended October 31, 2010 was approximately $3.3 million compared to $2.0 million for same period in the prior year. Adjusted operating loss, which excludes gift card breakage revenue, stock compensation expense and store asset impairment expense, was approximately $3.4 million for the nine month period compared to $1.6 million for the same period in the prior year. Earnings before interest, taxes, property and equipment depreciation expense and amortization (“EBITDA”) was approximately $9.7 million for the nine months ended October 31, 2010 as compared to approximately $12.4 million for the same period in the prior year. Adjusted EBITDA, which excludes gift card breakage revenue, stock compensation expense and store asset impairment expense, was approximately $9.7 million for the nine month period compared to approximately $12.8 million for the same period in the prior year.
Revenues. Total revenues for the first nine months of fiscal 2010 increased approximately $5.3 million, or 1.5%, to $360.5 million compared to $355.2 million for the same period in fiscal 2009. Excluding gift card breakage revenue, total revenues for the period increased approximately $4.8 million, or 1.3%. Comparable store sales, which exclude gift card breakage revenue and the impact of operating fewer stores during the current period, increased approximately 3.6%. The following is a summary of our revenues results (dollars in thousands):

	Nine Months Ended October 31,
	2010		2009		Increase (Decrease)
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$301,175	83.5%	$295,896	83.3%	$5,279	1.8%
Rental Revenue	58,801	16.3%	59,327	16.7%	(526)	-0.9%
Gift Card Breakage Revenue	537	0.2%	—	0.0%	537	—

Total Revenues	$360,513	100.0%	$355,223	100.0%	$5,290	1.5%

Comparable-store revenues (“Comp”)

Total	3.6%
Merchandise	3.9%
Rental	2.1%
Below is a summary of the Comp results for our major merchandise categories:

	Nine Months Ended October 31,
	2010	2009
Video Games	18.4%	-8.6%
Trends	12.9%	-0.3%
Hardback Café	10.9%	13.9%
Movies	8.8%	-5.7%
Consumables	5.7%	3.8%
Electronics	1.7%	0.9%
Books	-3.0%	-0.4%
Music	-6.2%	-13.9%

Prior year Comp sales have been revised to reflect current year classification of Comp sale categories. Video Game Comps increased 18.4% for the period, primarily due to strong sales of new and used video games for the Sony Playstation 3 and Microsoft XBOX 360, used games for the Nintendo Wii, and video gaming consoles and accessories, partially offset by lower sales of older generation video games. Trends Comps increased 12.9% for the period, primarily resulting from strong sales of Hex Bugs, “As Seen on TV” products including the Kymaro and Big Top Cupcake, new and used comics, collectible card games, such as Magic: The Gathering, and action figures. The increase in new and used comic sales is primarily due to an expanded comic footprint in eighty-seven stores. The increase in action figure sales was driven by an increase in action figures sold over the internet and the addition of collectible action figures to our product mix. Hardback Café Comps increased 10.9% for the period, resulting from increased sales of specialty café drinks. Movie Comps increased 8.8% for the period, primarily due to increased sales of new and used Blu-ray movies and DVD boxed sets, partially offset by lower sales of new and used DVDs. Consumables Comps increased 5.7% for the period, primarily due to strong sales of assorted candies and gums, including candies and snacks cross merchandised on our video rental wall, and novelty drinks. Electronics Comps increased 1.7% for the period primarily resulting from strong sales of MP3 accessories and headphones, partially offset by lower sales of digital converter boxes and refurbished iPods. Book Comps decreased 3.0% for the period, primarily due to lower sales of new trade paperbacks, mass-market books, and hardbacks, which to some degree is attributable to the increasing popularity of electronic book readers, and lower sales of magazines, partially offset by increased sales of used trade paperbacks and hardbacks. Music Comps decreased 6.2% for the period due to lower sales of new and used CDs, resulting directly from a continued industry decline and a reduced footprint in ninety-six stores.
Rental Comps increased 2.1% for the period, primarily due to fewer promotions being offered during the current period. Units rented for the period increased 6.2% for the period as compared to the prior year resulting from our new rental pricing program along with competitor store closings. Rental Video Comps increased 3.2% for the period while Rental Video Game Comps decreased 0.4% due to a challenging comparison to titles released in the prior year and lower price points on select titles as compared to the prior year.
Gross Profit – Merchandise. For the current nine months, total merchandise gross profit dollars increased approximately $1.6 million, or 1.7%, to $94.8 million from $93.2 million for the same period in the prior year, due to higher revenues. As a percentage of total merchandise revenue, merchandise gross profit remained consistent at 31.5%. Improvements in margin management, lower markdown expense, and lower costs to return product were offset by increases in freight costs, which resulted directly from increased shipments related to our goShip program, and increased shrinkage expense. We have created a comprehensive store audit program to assess store level execution and controls designed to reduce shrink, with a strong focus on our high-shrinkage stores.
Gross Profit – Rental. For the current nine months, total rental gross profit dollars decreased approximately $1.3 million, or 3.4%, to $37.0 million from $38.3 million for the same period in the prior year primarily due to lower margin rates as well as lower revenues. As a percentage of total rental revenue, rental gross profit decreased to 63.0% for the period compared to 64.5% for the same period in the prior year primarily as a result of increased shrinkage and lower rental revenues partially offset by lower depreciation expense. Depreciation is a function of rental purchases over approximately a six month period.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 37.7% for the current nine months compared to 37.6% for the same period in the prior year. SG&A increased approximately $2.3 million, or 1.7%, to $135.8 million compared to $133.5 million for the same period in the prior year. The main drivers of the SG&A increase included an increase in associate health insurance of approximately $0.8 million, an increase in store supplies expense of approximately $0.5 million, and an increase in store advertising costs of approximately $0.4 million. Increases were partially offset by a decrease in depreciation expense of approximately $1.6 million related to a reduction in capital expenditures.
Interest Expense. For the current nine months, interest expense decreased approximately $0.1 million, or 12.5%, to $0.7 million, compared to $0.8 million for the same period in the prior year primarily as a result of lower average debt levels outstanding during the period. The average rate of interest charged for the current nine months decreased to 2.4% compared to 2.5% for the same period in the prior year.

Income Tax Expense. During the nine months ended October 31, 2010, the Company recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an IRS audit of the Company’s previously filed Federal tax returns. During the nine months ended October 31, 2009, the Company recorded a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an IRS audit of the Company’s previously filed tax returns. Primarily as a result of these discrete tax items, the effective tax rates for the nine months ended October 31, 2010 and 2009 were (45.7%) and (20.8%), respectively.
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

	Nine months ended October 31,
	2010	2009
Net cash provided by operating activities	$6,986	$13,652
Purchase of property, equipment and improvements, net	(9,259)	(8,683)

Free cash flow	$(2,273)	$4,969

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

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Net loss	$(3,079)	$(3,436)	$(2,143)	$(2,130)
Adjusted for
Interest expense, net	374	211	695	778
Income tax benefit	(2,134)	(1,485)	(1,802)	(560)
Property and equipment depreciation expense	4,365	4,744	12,989	14,327

EBITDA	(474)	34	9,739	12,415

Gift card breakage revenue	(149)	—	(537)	—
Non-cash stock-based compensation	144	68	481	224
Store asset impairment expense	—	—	—	155

Adjusted EBITDA	$(479)	$102	$9,683	$12,794

Adjusted Operating Income (Loss)
Adjusted operating income (loss) is defined as operating income excluding gift card breakage revenue, stock based compensation expense and store asset impairment expense. The following table reconciles operating income (loss), a GAAP financial measure, to adjusted operating income (loss), a non-GAAP financial measure (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2010	2009	2010	2009
Operating loss	$(4,885)	$(4,727)	$(3,341)	$(2,008)
Adjusted for
Gift card breakage revenue	(149)	—	(537)	—
Non-cash stock-based compensation	144	68	481	224
Store asset impairment expense	—	—	—	155

Adjusted operating loss	$(4,890)	$(4,659)	$(3,397)	$(1,629)

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
Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first nine months of fiscal 2010 and 2009 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, and store reformations for the next twelve months.
At October 31, 2010, total outstanding debt was approximately $44.1 million. We project our outstanding debt level will be in the range of $40.5 million to $42.5 million by the end of fiscal 2010. At October 31, 2010, we had approximately $44.2 million in excess availability, after the $10 million availability reserve, under the Amended Agreement (as defined below).

Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities totaled approximately $7.0 million for the nine months ended October 31, 2010, compared to $13.7 million for the nine months ended October 31, 2009. Net loss for the nine months ended October 31, 2010 and 2009 was approximately $2.1 million. Merchandise inventories increased approximately $11.0 million for the current nine months, compared to an increase of $24.6 million during the same period in fiscal 2009 primarily due to differences in the timing and amount of inventory build-up based on anticipated sales for the holiday season. Trade accounts payable increased $21.3 million for the current nine months compared to an increase of $35.0 million during the same period in fiscal 2009, primarily due to the lower increase in merchandise inventories in the current period and differences in timing of payments to vendors surrounding the holiday purchases in the current year compared to the prior year. Merchandise inventories, net of trade accounts payable decreased approximately $10.2 million for the current nine months compared to a decrease of $10.5 million for the same period in the prior year. Accrued expenses and other liabilities decreased approximately $1.2 million during the period compared to a decrease of $5.8 million during the same period in fiscal 2009. Other current assets increased approximately $3.0 million during the period compared to an increase of $1.0 million during the same period in fiscal 2009. The changes in accrued expenses and other liabilities and other current assets were primarily driven by the timing of federal income tax payments. Purchases of rental video increased to $20.1 million for the period, compared to $15.8 million for the same period in the prior year, resulting primarily from increased purchases to support additional demand resulting from competitor stores that have closed during the first nine months of fiscal 2010 in markets in which we operate. During fiscal 2010, we estimate net cash provided by operations of approximately $15.0 to $17.0 million. The expected decrease from fiscal 2009 net cash provided by operations of $26.6 million to estimated fiscal 2010 net cash provided by operations results primarily from projected increases in the purchases of rental asset inventory during fiscal 2010.
Investing Activities. Net cash used in investing activities increased approximately $0.6 million from $8.7 million for the nine months ended October 31, 2009, to $9.3 million for the nine months ended October 31, 2010. This increase was primarily due to increased expenditures related to relocated, remodeled and reformatted stores during the current nine months. For the full fiscal year 2010, the Company projects capital expenditures to be approximately $12.5 million, which includes approximately $1.6 million related to the reformatting of twenty stores to expand the footprint of our Comics category, and $0.7 million to expand the Comics footprint in another 100 stores on a smaller scale, with remaining planned discretionary capital expenditures related to new stores, relocated stores and our internet site. The Company incurred approximately $11.3 million of capital expenditures during fiscal year 2009.
Financing Activities. Cash flows from financing activities are primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the nine months ended October 31, 2010, cash provided by financing activities was approximately $0.1 million compared to cash used of $6.4 million for the nine months ended October 31, 2009. For the current nine months, net borrowings from our revolving credit facility were approximately $5.9 million compared to net repayments of approximately $2.2 million for same period in the prior year. Changes in our cash overdraft position decreased from a use of $3.2 million for the nine months ended October 31, 2009 to cash provided of approximately $3,000 for the nine months ended October 31, 2010, due to the timing of payments issued to vendors during the period. The Company purchased approximately $5.5 million of treasury stock during the nine months ended October 31, 2010 compared to $1.0 million during the nine months ended October 31, 2009.

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
At October 31, 2010, we had approximately $44.2 million in excess availability, after the $10 million availability reserve, under the Amended Agreement. We expect to have approximately $51.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2011. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest incurred for the three and nine months ended October 31, 2010 was 3.0% and 2.4%, respectively. Deferred financing costs that were amortized into interest expense during the three and nine months ended October 31, 2010 are excluded from the calculation of the average rate of interest for each respective period.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2010, was approximately $0.8 million, which reduces the excess availability under the Amended Agreement.
At October 31, 2010, our minimum lease commitments for the remainder of fiscal 2010 were approximately $4.5 million. Total existing minimum operating lease commitments for fiscal years 2010 through 2025 were approximately $167.6 million as of October 31, 2010.

Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of October 31, 2010, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At October 31, 2010, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.
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
ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lender’s Base Rate or LIBOR plus a specified percentage, at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2010 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
ITEM 4 – CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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
There has not been any change in our internal control over financial reporting during our fiscal quarter ended October 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of common stock for the three months ended October 31, 2010 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total number of	value of shares that
		Average	shares purchased	may yet be
	Total number	price	as part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
Period	purchased (1)	share	or programs	programs (2)
August 1, 2010 through August 31, 2010	86,900	$7.40	86,900	N/A
September 1, 2010 through September 30, 2010	38,635	7.34	38,635	N/A
October 1, 2010 through October 31, 2010	20,900	6.70	20,900	N/A

Total	146,435	$7.29	146,435	$9,166,914

(1)
All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock. To date, the Board of Directors has approved the repurchase of up to an additional $32.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.

(2)	A total of 4,531,680 shares have been purchased under the repurchase plan at a total cost of approximately $28.3 million, or approximately $6.25 per share.

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

HASTINGS ENTERTAINMENT, INC
Date: December 3, 2010	/s/ Dan Crow
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