Form 10-K/A
period 2010-01-31
HASTINGS ENTERTAINMENT INC
filed 2011-01-31
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE
Hastings Entertainment, Inc. (the “Company”) hereby amends its Annual Report of Form 10-K for the year ended January 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2010, for the sole purpose of amending the signature page to the Form 10-K to include the signature of our principal financial and accounting officer, Dan Crow, in a place that reflects his execution of the Form 10-K in an individual capacity as principal financial and accounting officer.
No attempt has been made in this amendment to modify or update the other disclosures presented in the Form 10-K. This amendment does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures that may be affected by subsequent events. Such subsequent matters are addressed in subsequent reports filed with the SEC. Accordingly, this amendment should be read in conjunction with the Form 10-K and our other filings with the SEC.

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
Gross Profit — Merchandise. For fiscal 2009, total merchandise gross profit dollars decreased approximately $1.3 million, or 1.0%, to $134.4 million from $135.7 million for fiscal 2008 primarily due to a decrease in merchandise revenues, partially offset by a slight increase in merchandise margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 30.4% for fiscal 2009, compared to 30.1% for fiscal 2008, primarily resulting from continued improvements in inventory management.
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

Seasonality and Inflation
Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

	Quarter
Fiscal year 2009:	First	Second	Third	Fourth

Total revenues (1)	$125,693	$117,192	$112,338	$176,123
Operating income (loss)	$3,086	$(367)	$(4,727)	$13,440
% of full year:
Total revenues	23.7%	22.1%	21.1%	33.1%
Operating income (loss)	27.0%	(3.2%)	(41.3%)	117.5%

	Quarter
Fiscal year 2008:	First	Second	Third	Fourth

Total revenues	$131,936	$125,666	$114,268	$166,878
Operating income (loss)	$5,317	$1,528	$(4,687)	$7,118
% of full year:
Total revenues	24.5%	23.3%	21.2%	31.0%
Operating income (loss)	57.3%	16.5%	(50.5%)	76.7%
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

On December 4, 2009, we entered into a stock transfer agreement with the Marmaduke Family Limited Partnership (the “Partnership”). Under the stock transfer agreement, for a period of three years following the death of Mr. John H. Marmaduke, the Company’s President and Chief Executive Officer, the Partnership may tender for purchase to the Company, and, if so tendered, the Company will be required to purchase, the number of shares of the Company’s common stock belonging to the Partnership that equal an aggregate fair market value of $5.0 million. During this three year period, the Partnership may elect to tender portions of such _____shares in various lots and parcels, at any time and from time to time, and any tender shall not exhaust or limit the Partnership’s right to tender an additional amount of such shares, subject to the limitations set within the stock transfer agreement. Under the stock transfer agreement, the Company is not obligated to purchase, and the Partnership does not have the right to tender, any amount of such shares with an aggregate fair market value in excess of $5.0 million. In the event that Mr. Marmaduke resigns as an officer or director of the Company prior to his death, the Partnership’s right to tender the shares to the Company shall terminate. The stock transfer agreement shall terminate on the earlier of February 9, 2019, or four years after the death of Mr. Marmaduke. The Company is currently the beneficiary of a $10 million key-man life insurance policy on Mr. Marmaduke; a portion of the proceeds of which would be used to complete any purchases of shares resulting from the stock transfer agreement.

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

Stock Options

Under our incentive stock plans, options may be granted to directors, officers and associates with an exercise price equal to the fair market value of our common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury _____shares.

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

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
Restricted Stock Awards

Restricted stock awards, including restricted stock units and performance-based restricted stock awards, may be granted to eligible directors, officers, and associates with a grant date fair value equal to the average of the opening and closing stock price of Hastings Common Stock on the day on which they are granted. Restricted stock units entitle the grantee to receive shares of stock at the end of a vesting period, based solely on the grantee’s continuing employment. Restricted stock units will typically vest ratably over two years from the date of grant. Performance-based restricted stock awards have specific performance conditions that must be met before shares will be issued. Once issued, the _____shares typically vest ratably over two years from the date the performance conditions are achieved. Compensation expense for performance-based restricted stock awards is recognized from the date of grant through the vesting date, once it is deemed probable that the performance conditions will be met.

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

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(17)	Interim Financial Results (Unaudited)

	Quarter
Fiscal year 2009:	First	Second	Third	Fourth

Total revenues (1)	$125,693	$117,192	$112,338	$176,123
Total cost of revenues	78,707	73,680	71,333	112,778
Gross profit	46,986	43,512	41,005	63,345
Selling, general and administrative expenses (2)	43,898	43,878	45,732	49,905
Pre-opening expenses	2	1	—	—

Operating income (loss)	3,086	(367)	(4,727)	13,440
Interest (expense) and other income, net (3)	(277)	(211)	(194)	1,570
Income (loss) before taxes	2,809	(578)	(4,921)	15,010
Income tax expense (benefit)	1,107	(182)	(1,485)	5,947
Net income (loss)	1,702	(396)	(3,436)	9,063

Basic income (loss) per share	$0.17	$(0.04)	$(0.36)	$0.95
Diluted income (loss) per share	$0.17	$(0.04)	$(0.36)	$0.94

	Quarter
Fiscal year 2008:	First	Second	Third	Fourth

Total revenues	$131,936	$125,666	$114,268	$166,878
Total cost of revenues	82,923	79,779	72,997	111,029
Gross profit	49,013	45,887	41,271	55,849
Selling, general and administrative expenses (2)	43,694	44,348	45,860	48,609
Pre-opening expenses	2	11	98	122
Operating income (loss)	5,317	1,528	(4,687)	7,118
Interest (expense) and other income, net	(455)	(430)	(444)	(439)
Income (loss) before taxes	4,862	1,098	(5,131)	6,679
Income tax expense (benefit)	1,873	438	(1,475)	2,613
Net income (loss)	2,989	660	(3,656)	4,066

Basic income (loss) per share	$0.29	$0.06	$(0.36)	$0.41
Diluted income (loss) per share	$0.28	$0.06	$(0.36)	$0.41

(1)	The fourth quarter of fiscal 2009 includes approximately $8.5 million of gift card breakage revenue.

(2)	Includes store asset impairments of approximately $1.6 million and $0.9 million recognized in the fourth quarter of fiscal 2009 and 2008, respectively.

(3)	The fourth quarter of fiscal 2009 includes approximately $1.4 million related to gain from insurance proceeds.

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

HASTINGS ENTERTAINMENT, INC.
Date: January 28, 2011	By:	/s/ Dan Crow
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

Signature	Title	Date

/s/ John H. Marmaduke	Chairman of the Board, President and Chief Executive Officer	January 28, 2011
John H. Marmaduke	(Principal Executive Officer)

/s/ Danny W. Gurr Danny W. Gurr	Director	January 28, 2011

/s/ Daryl L. Lansdale Daryl L. Lansdale	Director	January 28, 2011

/s/ Ann S. Lieff Ann S. Lieff	Director	January 28, 2011

/s/ Frank O. Marrs Frank O. Marrs	Director	January 28, 2011

/s/ Jeffrey G. Shrader Jeffrey G. Shrader	Director	January 28, 2011

/s/ Dan Crow Dan Crow	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2011