Form 10-K
period 2011-01-31
HASTINGS ENTERTAINMENT INC
filed 2011-04-20
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $34.2 million based on the closing sale price as reported on the NASDAQ Stock Market, LLC.
Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2011
Common Stock, $0.01 par value per share	8,711,350 shares
DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders of	Part III
the registrant to be held June 8, 2011 (Proxy Statement)

HASTINGS ENTERTAINMENT, INC.
Form 10-K Annual Report
For the Fiscal Year Ended January 31, 2011

PART I
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the degree to which we enter into and maintain vendor relationships; the challenging times that the U.S. and global economies are currently experiencing, the effects of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers, and the possibility that general economic conditions could deteriorate further; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; the effect of inclement weather on the ability of consumers to reach our stores and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS.
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-Ray, video games, video game consoles and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of March 31, 2011, we operated 145 superstores principally in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate one concept store, Sun Adventure Sports, opened in 2010 and located in Amarillo, Texas. Sun Adventure Sports sells a wide range of bicycles and related accessories, skateboards, and various other athletic equipment, apparel, and shoes, and offers bicycle repair services and cycling classes. We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, movies on DVD and Blu-Ray, music, trends, and electronics. We fill orders for new and used product placed at the website and also through Amazon Marketplace using our proprietary goShip program, which allows us to ship directly from stores. We have one wholly-owned subsidiary, Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ended January 31, 2011 is referred to as fiscal 2010.

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

	Minimum	Maximum
Product Category	Title Count	Title Count
Books	17,000	47,000
Rental DVD and Video Games	14,000	25,000
Used DVD, Video Games, Music	7,000	32,000
Music	7,000	16,000
DVD and Video Games	6,000	14,000
Trends and Consumables	6,000	17,000
Used Books	3,000	45,000
Periodicals	1,000	3,000
Consumer Electronics	1,000	2,000
The following table shows our revenue mix as a percentage of total revenues (excluding gift card breakage), for both used and new products, for the last three fiscal years:

	Fiscal Year
Product Category	2010	2009	2008
Books	22%	23%	23%
Video	22%	21%	22%
Rental	16%	16%	16%
Music	12%	13%	15%
Video Games	12%	12%	11%
Trends	7%	6%	5%
Consumables and Hardback Café	4%	4%	3%
Electronics	3%	3%	4%
Other	2%	2%	1%
All stores carry a core product assortment for each product category. This assortment is supplemented with tailored components to accommodate the particular demographic profile and demand of the local market in which the store operates through the utilization of our proprietary purchasing and inventory management systems. We believe that our multimedia format reduces our reliance on and exposure to any particular entertainment segment and enables us to efficiently add exciting new entertainment categories to our existing product lines.
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

Customer-Oriented Format. We design our stores to provide an easy-to-shop, open store atmosphere by offering major product categories in a “store-within-a-store” format. Most of our stores position product with customer affinities together in three departments (e.g., books, music/video games/trends and video/rental) that are designed to allow customers to view the entire store. Currently, 100 stores utilize some form of the three across department format, and the Company plans to expand this model in fiscal 2011 to an additional new store, two relocated stores, and two remodeled stores. This store configuration produces significant cross-marketing opportunities among the various departments, which we believe results in higher average transaction volumes and impulse purchases. We position product with customer affinities together around a wide racetrack aisle in stores not using the three department format. To encourage browsing and the perception of Hastings as a community gathering place, we have continued to invest in our Hardback Coffee Cafés. At March 31, 2011, we had seventy-six Hardback Coffee Cafés serving gourmet coffee and pastries, thirty-eight of which allow the customer to place drive-thru orders. We have plans to open Hardback Coffee Cafés in one additional new store and two relocated stores in fiscal 2011, both of which will facilitate drive-thru orders. All Hardback Coffee Cafés currently offer Wi-Fi accessibility to customers. Stores without Hardback Coffee Cafés have incorporated other amenities, such as comfortable chairs for reading, soft drinks and snacks, video game auditioning stations, interactive information kiosks, children’s reading areas and in-store promotional events.
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
Used and Budget-Priced Products. Since 1992, we have bought or traded for customers’ CDs to sell as used product in order to leverage the value of our CD offering. During 2001, we added DVDs and video games and in 2004 we added books to our used product offerings. Additionally, we purchase used product directly from outside vendors, although the majority of our purchases come straight from customers selling back product. In addition to used products, we offer budget-priced products in all of our major product categories in order to promote value to a broad base of budget conscious consumers. By offering used and budget products, we allow the customer to choose between a new or a less expensive used copy of the same title. During fiscal 2010, 2009, and 2008, we generated approximately 14.5%, 14.2% and 12.7%, respectively, of our total revenues (excluding breakage revenue) from used and budget-priced products. We believe customer loyalty and additional visits are created by customers trading in unwanted entertainment media for cash or credit.
Internet. During July 2009, we introduced our new and improved Internet e-commerce web site, www.goHastings.com, which includes updated branding, expanded product availability, improved searching and browsing capabilities and increased interactivity for users. The site enables customers to access over 800,000 unique new and used entertainment products and unique contemporary gifts and offers customers exceptional merchandise pricing. The new site also offers third-party product reviews, recommendations based on the items a customer has viewed, the option to set up a wish-list that a customer can share with family and friends for better gift giving and the ability to check gift card balances. Customers can watch trailers for movies and video games, sample music titles, digitally download music selections and even reserve a copy of an upcoming release online to be picked up in the store or shipped to them upon release. The new site integrates more seamlessly with stores, allowing customers to look up specific store information, store hours, unique store events, and to check online to see if an item is in stock at their local store. The site also features an Investor Relations section with links to press releases and filings with the Securities and Exchange Commission (the “SEC”), including officer certifications of financial information listed as exhibits to such filings and our board committee charters, code of conduct and biographies for board members and executive officers.
We prominently display the website in our weekly advertisements and in-store to drive direct visits to www.goHastings.com. In order to widen our reach to customers that may not live near a Hastings store, we use various channels to market our website. Affiliate marketing, which includes using partner websites to advertise our promotions, is a strong channel. When a customer clicks on our link from an affiliate website they are sent to www.goHastings.com where they can purchase our product. For fiscal 2010, we had approximately 642,000 customers click on an affiliate link and 5.4% of those visits resulted in a sale. Total sales through affiliate marketing were approximately $1.3 million for fiscal 2010. Through another channel, we send semiweekly emails notifying customers of promotions and special offers. We have also begun user segmentation by sending emails to customers about the departments they are interested in. A growing channel we take part in is Social Media. Social Media is the new “word of mouth” marketing influencing the buying decisions of customers. Facebook and Twitter are two primary Social Media channels that we utilize. Our Facebook page, which currently has over 50,000 fans, allows us to let fans know about current events at their local stores and current sales or promotions. It also gives us a forum to communicate with fans who post questions or comments about their Hastings experiences. Through Twitter, we “tweet” our latest sales, promotions, and events. Other marketing channels we employ include comparison shopping engines, display advertisement (on various online websites), pay-per-click, referrals, and search engine optimization. Through each marketing channel, we work to turn “clicks” into sales and reach customers nationwide.

Expansion Strategy
We plan to open three stores, relocate or remodel five stores, and close two stores during fiscal 2011. We have identified potential locations for future stores in under-served, medium-sized markets that meet our new-market criteria. Management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores. We believe that with our current information systems and distribution capabilities, our infrastructure can support more than our anticipated rate of expansion and growth for at least the next several years.
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
Inventory Management. Inventory management systems interface with other store systems and accommodate electronic receiving and returns to maintain perpetual inventory information. Cycle counting procedures allow us to perform all physical inventory functions, including the counting of a portion of each store’s inventory on a weekly basis, resulting in the equivalent of full wall-to-wall inventory counts over the course of the year. The system provides reports to assist in researching any variances. We utilize Advanced Ship Notifications (ASN’s) from our vendors to efficiently and accurately receive inventory.
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
Store Systems. Each store has a dedicated server within the store for processing information, which is connected through a wide area network. This connectivity provides consolidation of individual transactions and allows store management and Store Support associates easy access to the information needed to make informed decisions. Transactions at the store are summarized and used to assist in staff scheduling, loss prevention and inventory control. Our proprietary Point Of Sale system allows the scanning of merchandise and rental products as well as customer membership cards, allowing for maximum customer efficiency at checkout. Our proprietary data transfer system copies data between the stores and the Store Support Center, including, among other things, sales and inventory transactions.
Warehouse Management. Our warehouse management system provides for increased product picking and shipping efficiencies, faster product introduction and movement from dock to store shipment. The increased level of detail reporting in our system allows us to refine product movement within the warehouse, effectively manage the cost per unit of transactions, and increase on-hand accuracy. It has simplified data sharing across the enterprise, and includes event management, analysis and reporting capabilities.
Data Center. Our state-of-the-art data facility includes redundant power, climate control and communications as well as a backup generator. The physical building has been reinforced and is anticipated to withstand most natural disasters.
goShip. We fill Internet orders for new and used product placed at www.goHastings.com and Amazon Marketplace through our proprietary goShip program, which allows us to ship product to customers directly from store inventories. The goShip system allows us to list the selected stores’ inventory on www.goHastings.com and Amazon Marketplace. When orders are placed, they are sourced to the stores and generally shipped to the customer within 72 hours. This has allowed us to leverage our store inventory to a wider group of customers, which increases store revenue and enhances the performance of the product inventory. As of March 31, 2011, we had 145 stores participating in goShip.
Distribution and Vendors
Our distribution center is located in a 198,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 39,000 products offered in substantially every store. The primary purpose of the distribution center is to warehouse large deal purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to carry high velocity products purchased from vendors that have long lead times to ensure adequate in-stock positions. The distribution facility is also used to receive, process and ship items that are to be returned to manufacturers and distributors, as well as to rebalance merchandise inventories among our stores. This facility currently provides inventory to all Hastings stores and is designed to support our anticipated rate of expansion and growth for the next two years. We ship products weekly to each Hastings store, facilitating quick and responsive inventory replenishment. We send additional shipments to various stores one to two times per week for new release or hot selling products that need replenishment in between weekly shipments. Approximately 30% of our total product, based on store receipts, is distributed through the distribution center. Approximately 70% of our total product is shipped directly from vendors to the stores.

Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low-pricing structure. In fiscal 2010, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three vendors accounted for approximately 20% of total products purchased during fiscal 2010. While selections from a particular artist or author generally are produced by a single studio or publisher, we strive to maintain vendor relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor. Typically, vendors charge a fee for the return of product. In addition to this fee, we incur freight and handling costs to return product to vendors.
Store Operations
Most of our stores employ one store manager and one manager in training. Store managers and managers in training are responsible for the execution of all operational, merchandising, human resources and marketing strategies for the store in which they work. Stores also generally have department managers, who are individually responsible for their respective departments: books, lifestyles, video, customer service, café, and stocking. Hastings stores are generally open Sunday through Thursday from 9:00 a.m. to 10:00 p.m. and Friday and Saturday from 9:00 a.m. to 11:00 p.m. The only day our stores are closed is Christmas.
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
Trademarks and Servicemarks
We believe our trademarks and service marks, including the marks HASTINGS, HASTINGS BOOK MUSIC VIDEOS, HASTINGS YOUR ENTERTAINMENT SUPERSTORE, SUN ADVENTURE SPORTS, SUN ADVENTURE SPORTS (Design), GOHASTINGS, GOHASTINGS.COM, GOHASTINGS.COM (Design), HARD BACK COFFEE CAFÉ, HARDBACK CAFÉ, HARDBACK CAFÉ (Design), and HASTINGS DISCOVER YOUR ENTERTAINMENT (Design) have significant value and are important to our marketing efforts. We have registered each of the above as service marks with the United States Patent and Trademark Office. We are currently claiming common law rights in the marks BUY SELL TRADE RENT, HASTINGS HARD BACK CAFÉ, HASTINGS HARD BACK COFFEE CAFÉ, and HASTINGS YOUR ENTERTAINMENT SUPERSTORE HARD BACK CAFÉ. We maintain a policy of pursuing registration of our principal marks and vigorously opposing any infringement of our marks.
Associates
We refer to our employees as associates because of the critical role they play in the success of each Hastings store and the Company as a whole. As of March 31, 2011, we employed 5,848 associates, of which 1,889 are full-time and 3,959 are part-time associates. Of this number, 5,392 were employed at retail stores, 208 were employed at our distribution center and 248 were employed at our corporate offices. None of our associates are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company
Below is certain information about the executive officers of Hastings.

Name	Age	Position
John H. Marmaduke	63	Chairman of the Board, President and Chief Executive Officer
Alan Van Ongevalle	43	Executive Vice President of Merchandising
Dan Crow	64	Vice President of Finance and Chief Financial Officer
Scott Voth	49	Vice President of Stores
Kevin Ball	54	Vice President of Marketing
Phil McConnell	48	Vice President, Divisional Merchandise Manager
John Hintz	46	Vice President of Information Technology
Victor Fuentes	44	Vice President, Divisional Merchandise Manager
All executive officers are chosen by the Board of Directors and serve at the Board’s discretion. Information concerning the business experience of our executive officers is as follows:
John H. Marmaduke, age 63, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company’s former parent company, Western Merchandisers, Inc. (“Western”), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart Stores, Inc. Mr. Marmaduke also serves on the board of directors of the Entertainment Merchants Association. Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 40 years.
Alan Van Ongevalle, age 43, has served as Executive Vice President of Merchandising of the Company since August 2009. From February 2007 to August 2009, Mr. Van Ongevalle served as Senior Vice President of Merchandising. From February 2003 until February 2007, Mr. Van Ongevalle served as Vice President of Information Technology and Distribution. From August 2002 to February 2003, Mr. Van Ongevalle served as Vice President of Marketing and Distribution. From May 2000 to August 2002, Mr. Van Ongevalle served as Vice President of Marketing. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and from September 1998 to August 1999 as Director of Advertising. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager and Director of New Stores for the Southern Kansas area through September 1998.
Dan Crow, age 64, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and Financial Executives International.
Scott Voth, age 49, has served as Vice President of Store Operations since January 2011. Mr. Voth has served as Senior Director of Field Operations since November 2010. Mr. Voth joined the Company in May 2009 and previously served as a Regional Manager and Director of Field Operations. Prior to joining the Company, Mr. Voth worked as a Market Manager for Wal-Mart Stores, Inc. (Sam’s Club Division), an international retailer not affiliated with the Company, from 1998 through 2008. He holds over 25 years of retailing experience.
Kevin Ball, age 54, has served as Vice President of Marketing of the Company since May 2004. From 2001 to 2004, Mr. Ball served as Vice President of Marketing at Organized Living, a specialty retailer of home organization products, headquartered in Kansas City. From 2000 to 2001, Mr. Ball held the position of Vice President of Marketing at Crown Books in Washington, D.C., and from 1995 to 2000 was the Director of Marketing at Trans World Entertainment in Albany, N.Y.
Phil McConnell, age 48, has served as Vice President and Divisional Merchandise Manager, responsible for Music, Trends, Consumables, Distribution and Inventory Management of the Company, since June 2006. Prior to that, Mr. McConnell most recently served for nine years as Vice President of Merchandising for VMI Services for Alliance Entertainment Corporation (AEC), the largest wholesale distributor of prerecorded music and movies in the nation. Previously, Mr. McConnell served in senior merchandising positions with Best Buy and Circuit City.
John Hintz, age 46, has served as Vice President of Information Technology of the Company since February 2007. Mr. Hintz previously served as Senior Director of Application Development since August 2006. From February 2006 to August 2006, he served as the Director of Application Development. From August 2003 to August 2006, he served as Director of Retail Technologies. He was promoted to Director of Store Systems in August of 2001. Mr. Hintz joined Hastings in 1987 as a store associate.

Victor Fuentes, age 44, has served as Vice President and Divisional Merchandise Manager, responsible for Books, Movies, Video Games, Consumer Electronics and all Used Product Initiatives, since October 2007. Mr. Fuentes has served as Divisional Merchandise Manager of Movies, Video Games, and Consumer Electronics of the Company, since June 2006. From June 2000 to June 2006, he served as Senior Product Director of Movies and Video Games. Mr. Fuentes joined Hastings in 1987 as a store associate. In September 1989, he was promoted to the corporate office and subsequently held various positions in the Company prior to serving as Senior Buyer from September 1994 to May 2000.
Available Information
We file annual, quarterly and current reports, proxy statements and other information with the SEC. The public may read and copy any materials we file with the SEC at the SEC’s public Reference Room at 100 F Street, N.E., Washington, D.C. 20549 on official business days during the hours of 10:00 a.m. to 3:00 p.m. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The address of that site is www.sec.gov.
The address of our Internet web site is www.gohastings.com and through the links on the Investor Relations portion of our web site, we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other items filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such material is made available through our web site as soon as reasonably practicable after we electronically file with or furnish the material to the SEC. In addition, links to press releases, the committee charters of the Audit and Compensation Committees of our board and our code of ethics for financial and other executive officers are posted in the Investor Relations section of our web site.

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
Revenues generated from the sale and rental of books, music, videos and other products we carry have historically been dependent upon discretionary consumer spending, which may be affected by general economic conditions, energy prices, interest rates, consumer confidence and other factors beyond our control. During fiscal 2008, the economy entered a recession that affected and continues to affect consumer spending. A continued deterioration of U.S. markets could have a material adverse effect on our financial condition and results of operation. A decline in consumer spending on the products we offer could have a material adverse effect on our financial condition and results of operations and our ability to fund our expansion strategy.

Intense competition from traditional retail sources and the Internet may adversely affect our business.
We operate in a highly competitive industry. For all of our product categories, we compete directly with national store operators, regional chains, specialty retailers and independent single store operators, discount stores, warehouse and mail order clubs and mass merchandisers. In addition, the Internet is a significant channel for retailing for most of the product categories that we offer. In particular, the retailing of books, music and video over the Internet is highly competitive, and increased competition may come as it becomes easier for smaller, individual sellers to list products for sale on the Internet. In addition, we face competition from companies engaged in the business of selling books, music and movies and the renting of movies via electronic means, including the downloading of music content, in-home video delivery and the delivery of books to electronic book readers. An increase in competition in the physical or electronic markets in which we operate could have a material adverse effect on our operations.
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

We believe that the increased consumer purchases are due in part to consumer interest in building DVD libraries of classic movies and personal favorites and that the studios will remain dependent on the traditional in-store video retailer to generate revenues for the studios from titles that are not classics or current box office hits. Approximately 60% of most studios’ revenues are derived from their home entertainment divisions. We therefore believe the importance of the video rental industry to the studios will continue to be a factor in studio pricing decisions. However, we cannot control or predict studio pricing policies with certainty, and we cannot assure that consumers will not increasingly desire to purchase rather than rent movies as a result of further decreases in studio sell-through pricing and/or sustained or further depressed pricing by competitors. Additionally, studios entering into exclusive alliances with our competitors could negatively affect our ability to purchase rental titles at competitive prices. Personal DVD libraries could also cause consumers to rent or purchase fewer movies in the future. Our profitability could therefore be negatively affected if, in light of any such consumer behavior, we were unable to (i) grow our rental business, (ii) replace gross profits from generally higher-margin rentals with gross profits from increased sales of generally lower-margin sell-through product or (iii) otherwise positively affect gross profits, such as through price increases or cost reductions. Our ability to achieve one or more of these objectives is subject to risks, including the risk that we may not be able to compete effectively with other DVD retailers, some of whom may have competitive advantages such as the pricing flexibility described above or favorable consumer perceptions regarding value.
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
Our business has been and will continue to be negatively impacted by new technology that provides alternate methods of video, music and book delivery.
Advances in technologies such as video-on-demand, rental video kiosks and electronic book readers, or certain changes in consumer behavior driven by these or other technologies and methods of delivery could have a negative effect on our business. In particular, our business could be impacted if (i) newly released movies were to be made widely available by the studios to these technologies at the same time or before they are made available to in-store video retailers for rental and (ii) these technologies were to be more widely accepted by consumers. In addition, advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a negative effect on our video rental business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers’ homes. Also, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers’ homes.
The growing popularity of technological advances that allow consumers to download music directly from the Internet could continue to have a negative impact on our music business. Additionally, the emergence of rental video kiosks could continue to have an adverse affect on our movie rental business. Electronic book readers that allow consumers to download books directly to a portable device has and could continue to have a negative impact on our book business.
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
We use a number of computerized information systems to manage our new release allocations, selection management, merchandise planning, pricing, markdowns and inventory replenishment at each store and at our distribution facility. These major systems collectively support our supply chain. Through continuing processes of review and evaluation, the Company is implementing modifications, enhancements and upgrades to its information technology systems. In some cases these changes include replacing legacy systems with successor systems. There are inherent risks associated with modifying or replacing these core systems, including timely, accurate movement and processing of data, which could possibly result in supply chain disruptions. We believe that the appropriate processes, procedures and controls are in place through our software development life cycle, design, testing and staging implementation, and as a result of obtaining appropriate commercial contracts and application documentation with third-party vendors supplying such replacement technologies. There are no assurances that we will successfully modify, integrate or launch these new systems or changes as planned or that they will occur without supply chain or other disruptions or without impacts on inventory valuation. These disruptions or impacts, if not anticipated and appropriately mitigated, could have a negative effect on our financial condition and results of operations.
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
Our principal sources of cash are our operating activities and borrowings under our revolving credit facility. The crisis in the financial markets beginning in fiscal 2008 has had a significant adverse impact on a number of financial institutions. The inability of the financial institution providing our credit facility to fund its commitment could adversely affect our ability to generate cash. We cannot predict with any certainty the impact of any continued deterioration in the financial markets or any resulting material impact on our lender’s liquidity, future financing costs or results of operations.

Global economic conditions, including recessions or slow economic growth, and continuing credit market disruptions in the United States, could continue to adversely affect our business and financial results.
The continued uncertainty in the economy could have a significant negative impact on consumer spending, particularly discretionary spending for the products we sell. Consumer confidence, recessionary and inflationary trends, consumer credit availability, interest rates, consumers’ disposable income and spending levels, fuel prices, unemployment rates and income tax rates may directly affect our financial results. Specifically, these economic conditions could negatively impact:
•	consumer demand for our products, including shifting consumer purchasing patterns to lower-cost options,

•	the mix of our products’ sales, and

•	the ability of certain suppliers to fill our orders for various products or other goods and services.
Ongoing volatility in global commodity, currency and financial markets resulted in uncertainty in the business environment beginning in 2009, which is expected to continue into 2011. We rely on access to the credit markets, specifically our revolving credit facility, to provide supplemental funding for our operations. Although we have not experienced a disruption in our ability to borrow under this facility, it is possible that we may have difficulty accessing the credit markets in the future, which may disrupt our businesses or further increase our cost of funding its operations.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
As of March 31, 2011, we operated 145 superstores in 20 states located as indicated in the following table:

Name of State	Number of Stores
Alabama	1
Arkansas	11
Arizona	7
Colorado	4
Georgia	1
Idaho	9
Indiana	1
Kansas	8
Kentucky	1
Louisiana	1
Missouri	7
Montana	6
Nebraska	4
New Mexico	15
Oklahoma	12
Tennessee	7
Texas	38
Utah	2
Washington	7
Wyoming	3

Total	145
Additionally, we operated one Sun Adventure Sports store in Amarillo, Texas.
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
We actively manage our existing stores and from time to time close under-performing stores. We closed three stores during fiscal 2010 and four stores during fiscal 2009. Additionally, we plan to close two stores during fiscal 2011, when the leases for these stores expire.
The terms of our store leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a store.
The following table sets forth, as of March 31, 2011, the number of superstores that have current lease terms that will expire during each of the following fiscal years and the associated number of stores for which we have options to extend the lease term:

	Number of Stores	Options
Fiscal Year 2011	13	13
Fiscal Year 2012	19	19
Fiscal Year 2013	18	16
Fiscal Year 2014	27	27
Fiscal Year 2015	19	18
Thereafter	49	47

Total	145	140
In addition to the table set forth above, our Sun Adventure Sports store has a lease that will expire during fiscal 2020, with an option available to extend the lease term.

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
Information regarding our legal proceedings is set forth in Note 14 to the consolidated financial statements, which information is incorporated herein by reference.

ITEM 4.	(REMOVED AND RESERVED).

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
The shares of Hastings’ common stock are listed and traded on The Nasdaq National Market (“Nasdaq”) under the symbol “HAST.” Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on Nasdaq:

	High	Low
2010:
First Quarter	$9.38	$3.82
Second Quarter	$8.02	$5.10
Third Quarter	$7.55	$6.35
Fourth Quarter	$6.87	$5.21

2009:
First Quarter	$3.84	$1.85
Second Quarter	$4.61	$3.25
Third Quarter	$4.74	$3.60
Fourth Quarter	$4.59	$3.90
As of March 31, 2011, there were 289 holders of record of our common stock.
The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements and our operating and financial condition, among other factors. Our current revolving credit facility prohibits the payment of dividends. Accordingly, we have not declared or paid any dividend during fiscal 2010 or 2009, nor do we intend to pay dividends in the foreseeable future. For more information on the restrictions surrounding the payment of dividends, see Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operation and the notes to the consolidated financial statements included in Item 8.
A summary of our purchases of shares of our common stock for the three months ended January 31, 2011 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total number of	Approximate
			shares	dollar value of
			purchased as	shares that may
	Total number	Average	part of publicly	yet be purchased
	of shares	price paid	announced plans	under the plans or
Period	purchased (1)	per share	or programs	programs (2)
November 1 to November 30, 2010	24,200	$6.67	24,200	N/A
December 1 to December 31, 2010	80,160	6.05	80,160	N/A
January 1 to January 31, 2011	42,600	6.00	42,600	N/A

Total	146,960	$6.14	146,960	$8,265,089

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

(2)	A total of 4,678,640 shares have been purchased under the repurchase plan at a total cost of approximately $29.2 million, or approximately $6.25 per share.

Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	January 31,	January 31,	January 31,	January 31,	January 31,	January 31,
	2006	2007	2008	2009	2010	2011

Hastings	$100.00	$110.28	$163.36	$47.10	$79.25	$103.55
S&P 500 Index	100.00	112.36	107.69	64.52	83.89	100.47
Nasdaq Composite Index	100.00	106.86	103.64	64.03	93.13	117.10
The graph above compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and the Nasdaq Composite Index over the same period. The graph assumes the investment of $100 in Hastings common stock, the S&P 500 Index and the Nasdaq Composite Index on January 31, 2006 and the reinvestment of all dividends.
EQUITY COMPENSATION PLAN INFORMATION
The following table sets forth information concerning stock options outstanding, the weighted average exercise price of those options and options remaining to be granted under existing option plans, whether approved or not approved by security holders, as of January 31, 2011. The purpose of this table is to illustrate the potential dilution that could occur from past and future equity grants. Hastings does not have any outstanding warrants or stock appreciation rights.

	Number of securities			Number of securities
	to be issued		Weighted-average	remaining available for
	upon exercise of		exercise price of	future issuance under
	outstanding options,		outstanding options,	equity compensation
Plan category	warrants and rights		warrants and rights	plans
Equity compensation plans approved by security holders	777,193	(1)	$4.54	385,262
Equity compensation plans not approved by security holders	—		—	—

Total	777,193		$4.54	385,262

Not included in the above table are 315,282 restricted stock units that will result in the issuance of Hastings Common Stock upon the vesting of such restricted stock units. The restricted stock units were granted under equity compensation plans that have been approved by security holders.

ITEM 6.	SELECTED FINANCIAL DATA.
The data set forth below should be read in conjunction with Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s Financial Statements and notes thereto.

	Fiscal Year
(In thousands, except per share and square foot data)	2010	2009	2008	2007	2006

Income Statement Data:
Merchandise revenue	$440,038	$441,462	$451,492	$458,076	$454,142
Rental revenue	80,216	81,374	87,256	89,609	94,190
Gift card breakage revenue (1)	801	8,510	—	—	—

Total revenues	521,055	531,346	538,748	547,685	548,332
Merchandise cost of revenue	303,714	307,074	315,780	321,438	326,025
Rental asset cost of revenue	29,950	29,424	30,948	31,107	33,862

Total cost of revenues	333,664	336,498	346,728	352,545	359,887
Gross profit	187,391	194,848	192,020	195,140	188,445
Selling, general and administrative expenses (2)	184,142	183,413	182,511	177,028	177,467
Pre-opening expenses	—	3	233	120	94

Operating income	3,249	11,432	9,276	17,992	10,884
Interest expense	(1,014)	(1,014)	(1,961)	(2,919)	(3,260)
Other, net (3)	156	1,902	193	123	642

Income before income taxes	2,391	12,320	7,508	15,196	8,266
Income tax expense (4)	686	5,387	3,449	4,951	3,247

Net income	$1,705	$6,933	$4,059	$10,245	$5,019

Basic income per share	$0.19	$0.72	$0.40	$0.95	$0.45

Diluted income per share	$0.18	$0.71	$0.39	$0.93	$0.44

Weighted-average common shares outstanding — basic	9,036	9,610	10,122	10,797	11,244

Weighted-average common shares outstanding — diluted	9,326	9,752	10,324	11,055	11,518

Other Data:
Depreciation (5)	$17,273	$18,957	$20,019	$19,400	$19,865
Capital expenditures (6)	$11,906	$11,265	$25,539	$15,256	$18,566

Store Data:
Total selling square footage at end of period	3,017,739	3,065,477	3,137,692	3,134,912	3,121,737
Comparable-store revenues increase (decrease) (7)	1.4%	(3.1%)	(1.6%)	(0.1%)	1.8%
Revenue per selling square footage(8)	$172.40	$170.58	$171.69	$174.70	$175.63

	January 31,
	2011	2010	2009	2008	2007

Balance Sheet Data:
Working capital (9)	$83,870	$88,740	$75,373	$76,983	$71,941
Total assets	$229,683	$238,800	$253,703	$260,221	$257,498

Total long-term debt	$31,766	$38,174	$44,507	$40,616	$41,922
Dividends declared	$—	$—	$—	$—	$—
Total shareholders’ equity(4)	$104,726	$108,158	$102,036	$101,808	$97,553

(1)
In fiscal 2010 and fiscal 2009, we recorded approximately $0.8 million and $8.5 million, respectively, of revenue for the estimated breakage on gift cards we previously issued and sold. See Note 1 of the financial statements for additional discussion.

(2)
Includes approximately $0.7 million, $1.6 million, $0.8 million, and $0.9 million of impairment charges for fiscal 2010, 2009, 2008, and 2006, respectively. No impairment charges were recognized during fiscal 2007.

(3)	For fiscal 2009, includes approximately $1.4 million related to gain from insurance proceeds. See Note 15 of the financial statements for additional discussion.

(4)
The results for fiscal 2010 include a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service (“IRS”) audit of the Company’s previously filed Federal tax returns. The results for fiscal 2009 include a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an IRS audit of the Company’s previously filed tax returns. The results for fiscal 2008 reflect a discrete tax charge of approximately $0.8 million related to an IRS audit of the Company’s previously filed federal tax returns. The IRS audit resulted in a change in our tax method used to account for gift cards and the $0.8 million represents interest due as a result of the audit. On February 1, 2007, we recognized an increase in the liability for uncertain tax positions plus interest and penalties totaling $0.8 million as a result of the adoption of ASC 740, with a corresponding adjustment to retained earnings. The results for fiscal 2007 reflect an income tax benefit of approximately $0.9 million related to a favorable settlement of a prior year’s state tax liability.

(5)
Excludes amounts associated with our rental asset cost depreciation of $11.9 million, $12.3 million, $14.8 million, $13.4 million, and $15.8 million, for fiscal 2010, 2009, 2008, 2007, and 2006, respectively.

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

(8)	Excludes gift card breakage revenue of approximately $0.8 million and $8.5 million for fiscal 2010 and 2009, respectively.

(9)	Working capital is calculated as total current assets less total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.
The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this Annual Report on Form 10-K.
Overview
Hastings is a leading multimedia entertainment retailer that buys, sells, trades and rents various home entertainment products, including books, music, software, periodicals, new and used CDs, movies on DVD and Blu-ray, video games, video game consoles and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise through our entertainment stores and our Internet web site. As of March 31, 2011, we operated 145 stores averaging approximately 24,000 square feet in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. Each of the stores, operated on leased premises, is wholly-owned by us and is operated under the name of Hastings. We also operate one concept store, Sun Adventure Sports, opened in 2010 and located in Amarillo, Texas, which is wholly-owned by us.
Over the past three years, our financial performance has been adversely impacted by a number of factors, including the economic downturn and the expanding digital delivery of entertainment. As the economy improves, we expect our total revenues to improve. However, as consumer spending patterns shift toward digital delivery of content and internet retailers, particularly with regard to books, we expect the negative trends in sales of new books to continue and therefore expect a single digit decrease in Book Comp sales for at least the next two years. We expect Music Comp Sales, which have had mid single to double digit decreases for the last four years driven primarily by digital content delivery, to have a slight decrease for fiscal 2011.
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

Our stock price volatility and expected option lives involve management’s best estimates at the grant date, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the vesting period of the option.
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
Gift Card Breakage Revenue. We sell gift cards through each of our stores and through our web site www.goHastings.com. The gift cards we sell have no stated expiration dates or fees and are subject to potential escheatment rights in some of the jurisdictions in which we operate. Gift card liabilities are recorded as deferred revenue at the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. Prior to the fourth quarter of fiscal 2009, the liability was relieved and revenue was recognized only upon redemption of the gift cards. Beginning in the fourth quarter of fiscal 2009, we had sufficient historical data to analyze gift card redemption patterns and a final determination of the escheatment laws applicable to our operations. As a result, during the fourth quarter of fiscal 2009, we recorded approximately $8.5 million of revenue related to the initial change in estimated breakage on gift cards we previously issued and sold. Subsequent to the initial change in estimate related to gift card breakage, gift card breakage revenue is recognized as gift cards are redeemed, based upon an analysis of the aging and utilization of gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations.

Results of Operations
The following tables present our statement of earnings data, expressed as a percentage of revenue, and the number of stores open at the end of period for the three most recent fiscal years.

	Fiscal Year
	2010	2009	2008

Merchandise revenue	84.5%	83.1%	83.8%
Rental asset revenue	15.4	15.3	16.2
Gift card breakage revenue	0.1	1.6	—

Total revenues	100.0	100.0	100.0
Merchandise cost of revenue	69.0	69.6	69.9
Rental asset cost of revenue	37.3	36.2	35.5

Total cost of revenues	64.0	63.3	64.4
Gross profit	36.0	36.7	35.6
Selling, general and administrative expenses	35.4	34.5	33.9
Pre-opening expenses	—	—	—

	35.4	34.5	33.9

Operating income	0.6	2.2	1.7
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.3)
Other, net	—	0.3	—

	(0.2)	0.1	(0.3)

Income before income taxes	0.4	2.3	1.4
Income tax expense	0.1	1.0	0.6

Net income	0.3%	1.3%	0.8%

	Fiscal Year
	2010	2009	2008
Hastings Stores(1):
Beginning number of stores	149	153	153
Openings	—	—	2
Closings	(3)	(4)	(2)

Ending number of stores	146	149	153

(1)	We operate one concept store, Sun Adventure Sports, which is not included in summary of Hastings Stores activity.

Fiscal 2010 Compared to Fiscal 2009
Operating income for fiscal 2010 was $3.2 million as compared to $11.4 million for fiscal 2009. Adjusted operating income, which excludes gift card breakage revenue, store impairment costs and stock compensation expense, was $3.9 million for fiscal 2010 as compared to $4.9 million for fiscal 2009. Earnings before interest, taxes, depreciation and amortization (“EBITDA”) was approximately $20.7 million for fiscal 2010 as compared to $32.3 million for fiscal 2009. Adjusted EBITDA, which excludes gift card breakage revenue, store impairment costs, stock compensation expense and gain on casualty loss, was approximately $21.3 million for fiscal 2010 as compared to $24.3 million for fiscal 2009. Free cash flow for fiscal 2010 was $11.6 million compared to $15.3 million for fiscal 2009.
Reconciliations of non-GAAP financial measures to the most comparable GAAP financial measures are included in the tables following this section along with a discussion of why management believes these measures provide meaningful information regarding the Company’s performance.
Revenues. Total revenues for fiscal 2010 decreased approximately $10.2 million, or 1.9%, to $521.1 million compared to $531.3 million for fiscal 2009. Excluding gift card breakage revenue, total revenues for the period decreased approximately $2.6 million, or 0.5%. Comparable store sales, which exclude gift card breakage revenue and the impact of operating fewer stores during the current period, increased approximately 1.4%. The following is a summary of our revenues results (dollars in thousands):

	Fiscal Year Ended January 31,
	2011		2010
		Percent		Percent	Decrease
	Revenues	Of Total	Revenues	of Total	Dollar	Percent
Merchandise revenue	$440,038	84.5%	$441,462	83.1%	$(1,424)	-0.3%
Rental revenue	80,216	15.4%	81,374	15.3%	(1,158)	-1.4%
Gift card breakage revenue	801	0.1%	8,510	1.6%	(7,709)	-90.6%

Total Revenues	$521,055	100.0%	$531,346	100.0%	$(10,291)	-1.9%

Comparable-store revenues (“Comp”)

Total	1.4%
Merchandise	1.5%
Rental	1.0%
Below is a summary of the Comp results for our major merchandise categories:

	Fiscal Year Ended January 31,
	2011	2010
Trends	9.7%	6.4%
Hardback Café	9.7%	13.0%
Movies	6.3%	-3.2%
Video Games	4.7%	3.2%
Consumables	2.7%	4.1%
Electronics	2.0%	-2.0%
Books	-4.2%	-0.9%
Music	-4.8%	-12.6%

Trends Comps increased 9.7% for fiscal 2010 resulting primarily from strong sales of new and used comics, “As Seen on TV” products such as Pillow Pets, shaped rubber bands, Hex Bugs, collectible card games such as Magic: The Gathering, and action figures. The increase in new and used comics is primarily due to an expanded comic footprint in 126 stores. The increase in action figure sales was driven by an increase in action figures sold through our proprietary goShip program and the addition of collectible action figures to our product mix. Hardback Café Comps increased 9.7% for fiscal 2010 primarily due to increased sales of specialty café drinks. Movie Comps increased 6.3% for fiscal 2010 primarily driven by strong sales of new and used Blu-ray movies, DVD boxed sets and used DVDs, partially offset by lower sales of new DVDs. Video Game Comps increased 4.7% for fiscal 2010 primarily as a result of increased sales of new and used video games for the Sony Playstation 3 and Microsoft XBOX 360 and strong sales of video game accessories, partially offset by lower sales of new video games for the Nintendo Wii, older generation video games, and games for handheld gaming systems including the Nintendo DS and Sony PSP. Lower sales of new video games for the Nintendo Wii were a direct result of low allocations of Nintendo first-party titles. Consumables Comps increased 2.7% for fiscal 2010 primarily due to increased sales of assorted candies and gums, including candies and snacks cross merchandised on our video rental wall, and seasonal candy. Electronics Comps increased 2.0% for fiscal 2010 resulting from increased sales of MP3 players and related accessories, headphones and PC accessories, partially offset by lower sales of digital converter boxes, Blu-ray players and refurbished iPods. Books Comps decreased 4.2% for fiscal 2010 primarily driven by lower sales of new trade paperbacks, mass-market books, and hardbacks, which to some degree is attributable to the increasing popularity of electronic book readers, and lower sales of magazines, partially offset by increased sales of used trade paperbacks and hardbacks. The decrease in new trade paperbacks was also driven by a less favorable comparison to prior year sales of titles in The Twilight Saga series by Stephenie Meyer as sales of these titles decreased approximately $0.6 million, or 75.4%, for fiscal 2010. We expect a single digit decrease in Book Comps for fiscal 2011, primarily due to lower sales of new books. In order to address the increasing popularity of electronic book readers, we will continue to focus on increasing sales of used and bargain books as a means to offset lower sales of new books. Comp sales of used and bargain books increased 16.7% for fiscal 2010. We also anticipate a positive sales impact will result from competitor stores closing in many of our markets. Additionally, we are currently exploring the possibility of offering e-books for sale on our website www.goHastings.com. Music Comps decreased 4.8% for fiscal 2010 primarily due to lower sales of new and used CDs, resulting directly from a continued industry decline as consumer spending patterns shift towards digital delivery of content and internet retailers. In addressing the current music environment, we have reduced the music footprint in approximately two-thirds of our stores, which has allowed us to expand successful categories and introduce new product lines. Sales of used music has been impacted by lower price points for new music, due to the fact that we are now able to offer many new release CD’s for less than $10. We have worked closely with vendors to negotiate lower product costs which significantly mitigate the negative impact on gross margins resulting from lower price points and declining music sales. While Music Comps decreased for the period, units sold increased approximately 6.1%. We expect a low single digit decrease in Music Comps during fiscal 2011.
Rental Comps increased 1.0% for fiscal 2010, primarily due to fewer promotional sales being offered during the current period. Units rented increased 3.3% for fiscal 2010 as compared to fiscal 2009. Rental Video Comps increased 2.0% for the period while Rental Video Game Comps decreased 0.6% for the period. We expect Rental Video Comps will be positively impacted as we benefit from competitor stores closing in many of the markets in which we operate and as we continue to utilize the “28 Day Window” program offered by some of our vendors. The program makes available New Releases to traditional bricks and mortar stores, to rent and sell, 28 days prior to making them available to online subscription services or rental kiosks.
For fiscal 2011, we are projecting a positive total Comp in the low single digits for both merchandise and rental sales. Generally, it is difficult for us to project future Comp sales. Our Comp sales are to a great extent dependent upon the quantity and quality of new releases from the studios, publishers, and hardware manufacturers, as well as general economic conditions and other factors not under our control.
Gross Profit — Merchandise. For fiscal 2010, total merchandise gross profit dollars increased approximately $1.9 million, or 1.4%, to $136.3 million from $134.4 million for fiscal 2009, due to higher margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 31.0% for fiscal 2010, compared to 30.4% for fiscal 2009 primarily due to improvements in margin management, lower markdown expense, and lower costs to return product. These decreases were partially offset by an increase in freight costs, which resulted directly from increased shipments related to our goShip program, and increased shrinkage expense. We saw a slight decrease in shrinkage expense for the fourth quarter, as compared to the fourth quarter of fiscal 2009, which was a direct result of our comprehensive store audit program that assesses store level execution and controls designed to reduce shrink, with a strong focus on our high-shrinkage stores.
Gross Profit — Rental. For fiscal 2010, total rental gross profit dollars decreased approximately $1.7 million, or 3.3%, to $50.3 million from $52.0 million for fiscal 2009 resulting from lower margin rates and lower revenues. As a percentage of total rental revenue, rental gross profit decreased to 62.7% for fiscal 2010 compared to 63.8% for fiscal 2009 primarily as a result of increased shrinkage and lower rental revenues partially offset by lower rental depreciation expense. Rental depreciation is a function of rental purchases over approximately a six month period.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue (excluding gift card breakage), SG&A increased to 35.4% for fiscal 2010 compared to 35.1% for the same period in the prior year. SG&A increased approximately $0.7 million, or 0.4%, to $184.1 million compared to $183.4 million for fiscal 2009 primarily due to an increase of approximately $1.3 million in labor costs which was primarily store labor, an increase in associate health insurance of approximately $0.6 million, an increase of approximately $0.6 million in store supplies expense, and an increase in stock-based compensation expense of approximately $0.4 million. Increases were partially offset by a decrease in depreciation expense of approximately $1.7 million related to a reduction in capital expenditures and a decrease of approximately $0.9 million in impairment charges for underperforming and closed stores.
Other Income. During the fourth quarter of fiscal 2009, the Company recorded a gain of approximately $1.4 million resulting from the receipt of insurance proceeds during fiscal 2009 related to a casualty loss incurred in fiscal 2008. During fiscal 2010, no such items were recorded.
Income Tax Expense. During fiscal 2010, the Company recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an IRS audit of the Company’s previously filed Federal tax returns. During fiscal 2009, the Company recorded a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an IRS audit of the Company’s previously filed tax returns. Primarily as a result of these discrete tax items, the effective tax rates for fiscal 2010 and 2009 were 28.7% and 43.7%, respectively.
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
Revenues. Total revenues for fiscal 2009 decreased approximately $7.4 million, or 1.4%, to $531.3 million compared to $538.7 million for fiscal 2008. We believe the financial crisis and its impact on consumer spending had a significant impact on our revenues during fiscal 2009. Excluding gift card breakage revenue, total revenues for fiscal 2009 decreased approximately $15.9 million, or 3.0%, from fiscal 2008. Approximately $7.2 million of the annual decline in revenue was attributable to operating fewer stores during fiscal 2009. Included in fiscal 2008 was approximately $2.0 million in revenues resulting from an additional day of sales due to the leap year. Excluding the extra day of sales for fiscal 2008 and gift card breakage revenue in fiscal 2009, total revenues for fiscal 2009 decreased approximately $13.9 million, or 2.6%, from fiscal 2008. The following is a summary of our revenues results (dollars in thousands):

	Fiscal Year Ended January 31,
	2010		2009
		Percent		Percent	Increase(Decrease)
	Revenues	Of Total	Revenues	of Total	Dollar	Percent
Merchandise revenue	$441,462	83.1%	$451,492	83.8%	$(10,030)	-2.2%
Rental revenue	81,374	15.3%	87,256	16.2%	(5,882)	-6.7%
Gift card breakage revenue	8,510	1.6%	—	0.0%	8,510	—

Total Revenues	$531,346	100.0%	$538,748	100.0%	$(7,402)	-1.4%

Comparable-store revenues:

	Fiscal year ended January 31,
			2010
	2010	2009	(excludes leap day)
Total	-3.1%	-1.6%	-2.7%
Merchandise	-2.4%	-1.5%	-2.1%
Rental	-6.7%	-2.5%	-6.2%

Below is a summary of the comparable-store revenues (“Comp”) results for our major merchandise categories:

	Fiscal Year Ended January 31,
			2010
	2010	2009	(excluding leap day)
Hard Back Café	13.0%	8.7%	13.4%
Trends	6.4%	22.1%	6.7%
Consumables	4.1%	14.6%	4.5%
Video Games	3.2%	0.5%	3.6%
Books	-0.9%	1.3%	-0.5%
Electronics	-2.0%	10.0%	-1.7%
Movies	-3.2%	-2.4%	-2.8%
Music	-12.6%	-16.3%	-12.3%
The following discussion of fiscal 2009 merchandise and rental Comp sales excludes the additional day of sales in fiscal 2008 due to the leap year. Prior year Comp sales have been revised to reflect current year classification of Comp sale categories, and include the leap day in fiscal 2008.
Hardback Café Comps increased 13.4% during fiscal 2009, primarily as a result of increased sales of specialty café drinks, partially offset by increased promotions during fiscal 2009 as compared to fiscal 2008. Trends Comps increased 6.7% for fiscal 2009 resulting from increased sales of action figures, “As Seen on TV” products such as the Snuggie and Bendaroos, novelty items and apparel. Key drivers in the novelty category included barware, lighting and lamps and sports merchandise. Key drivers in the apparel category included accessories, sports clothing, jewelry, seasonal clothing and t-shirts. Consumables Comps increased 4.5% primarily due to strong sales of seasonal candies and increased sales of assorted candies and gums, including candy and snacks cross-merchandised on our video rental wall, and fountain drinks. Video Game Comps increased 3.6% for fiscal 2009, primarily due to increased sales of new and used video games for the Sony Playstation 3, Microsoft XBOX 360 and Nintendo Wii consoles, partially offset by lower sales of older generation video games and lower sales of video game consoles. Books Comps decreased 0.5% during fiscal 2009, resulting primarily from lower sales of new hardbacks and trade paperbacks, magazines and calendars partially offset by increased sales of used trade paperbacks and hardbacks and fewer promotions during fiscal 2009 as compared to fiscal 2008. Electronics Comps decreased 1.7% during fiscal 2009 resulting from lower sales of refurbished iPods partially offset by increased sales of new iPods, MP3 players and related accessories and strong sales of digital converter boxes. Movies Comps decreased 2.8% for fiscal 2009, primarily due to lower sales of new and used DVDs and DVD boxed sets, partially offset by increased sales of new and used Blu-ray movies. Music Comps decreased 12.3% during fiscal 2009 primarily due to a continued industry decline as consumer spending patterns shift towards digital delivery of content and internet retailers. In addressing the current music environment, we have reduced the music footprint in approximately two-thirds of our stores, which has allowed us to expand successful categories and introduce new product lines. We have also worked closely with vendors to negotiate lower product costs which significantly mitigate the negative impact on gross margins resulting from declining music sales. Merchandise Comps, excluding the sale of new music, increased 0.1% for fiscal 2009.
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

Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue (excluding gift card breakage revenue), SG&A increased to 35.1% for fiscal 2009 compared to 33.9% for fiscal 2008 due to deleveraging resulting from lower revenues. SG&A increased approximately $0.9 million during fiscal 2009, or 0.5%, to $183.4 million compared to $182.5 million for fiscal 2008 primarily due to an increase in impairment charges for underperforming and closed stores of approximately $0.7 million to $1.6 million for fiscal 2009 compared to $0.9 million for fiscal 2008, and additional costs associated with the operation of expanded and relocated stores and higher advertising costs. These expenses were partially offset by lower depreciation expense and store labor costs.
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

	Fiscal year ended January 31,
	2011	2010	2009
Net cash provided by operating activities	$23,457	$26,601	$27,103
Purchase of property and equipment, net	(11,906)	(11,265)	(25,539)

Free cash flow	$11,551	$15,336	$1,564

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

	Fiscal year ended January 31,
	2011	2010	2009
Net Income	$1,705	$6,933	$4,059
Adjusted for
Interest expense, net	1,014	1,014	1,961
Income tax expense	686	5,387	3,449
Property and equipment depreciation expense	17,273	18,957	20,019

EBITDA	20,678	32,291	29,488

Gift card breakage revenue	(801)	(8,510)	—
Gain on casualty loss	—	(1,412)	—
Stock-based compensation	749	354	113
Store asset impairments	678	1,595	947

Adjusted EBITDA	$21,304	$24,318	$30,548

Adjusted Operating Income (Loss)
Adjusted operating income (loss) is defined as operating income (loss) excluding gift card breakage revenue, stock based compensation expense, and store asset impairment expense. The following table reconciles operating income (loss), a GAAP financial measure, to adjusted operating income (loss), a non-GAAP financial measure (in thousands):

	Fiscal year ended January 31,
	2011	2010	2009
Operating income	$3,249	$11,432	$9,276
Adjusted for
Gift card breakage revenue	(801)	(8,510)	—
Stock-based compensation	749	354	113
Store asset impairments	678	1,595	947

Adjusted operating income	$3,875	$4,871	$10,336

Free cash flow, EBITDA, adjusted EBITDA, and adjusted operating income (loss) are considered non-GAAP financial measures under the SEC’s Regulation G and therefore should not be considered in isolation of, or as a substitute for, net income (loss), operating income (loss), cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. The financial measures of non-GAAP free cash flow, EBITDA, adjusted EBITDA, and adjusted operating income (loss) may vary among other companies. Therefore, our free cash flow, EBITDA, adjusted EBITDA, and adjusted operating income (loss) may not be comparable to similarly titled measures used by other companies.
Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source in 2010 and 2009 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, and store reformations through fiscal 2011.

At January 31, 2011, total outstanding debt was $31.8 million. We project our outstanding debt level at January 31, 2012 will be in the range of $23.0 to $25.0 million. At January 31, 2011, we had approximately $53.7 million in excess availability under the Facility (as defined below), after the $10 million availability reserve.
Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities totaled $23.5 million for fiscal 2010 compared to $26.6 million for fiscal 2009. Net income for fiscal 2010 was approximately $1.7 million for the year compared to $6.9 million for fiscal 2009. Merchandise inventories decreased approximately $13.4 million during fiscal 2010, compared to a decrease of $9.6 million during fiscal 2009 primarily due to a continued focus on inventory management and operating fewer stores. Merchandise inventories, net of trade payables, decreased approximately $17.2 million for fiscal 2010 compared to a decrease of $12.2 million during fiscal 2009. Accrued expenses and other liabilities decreased approximately $1.8 million during fiscal 2010 compared to a decrease of approximately $12.5 million during fiscal 2009, primarily as a result of a change in estimate surrounding our recognition of gift card breakage revenue during fiscal 2009. Purchases of rental video increased to $25.6 million during fiscal 2010, compared to $20.9 million during fiscal 2009, resulting primarily from increased purchases to support additional demand resulting from competitor stores that have closed during fiscal 2010 in markets in which we operate. During fiscal 2011, we estimate net cash provided by operations of approximately $25.0 to $27.0 million. The expected increase from fiscal 2010 net cash provided by operations to estimated fiscal 2011 net cash provided by operations results primarily from projected changes in various balance sheet accounts partially offset by projected increases in the purchases of rental inventory during fiscal 2011 and a projected increase in net income for fiscal 2011.
Investing Activities. Net cash used in investing activities increased $0.6 million, or 5.3%, from $11.3 million in fiscal 2009 to $11.9 million in fiscal 2010. This increase was primarily due to increased expenditures related to relocated, remodeled and reformatted stores during fiscal 2010. In fiscal 2011, the Company projects capital expenditures to be approximately $16.1 million. The planned increase is primarily due to increased expenditures related to our plans to open three stores, remodel three stores and relocate two stores during fiscal 2011.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For fiscal 2010, cash used in financing activities was $14.3 million compared to cash used in financing activities of $13.9 million for fiscal 2009. Net repayments to our revolving credit facility during fiscal 2010 were approximately $6.4 million compared to net repayments for fiscal 2009 of approximately $6.3 million. The Company purchased $6.4 million of treasury stock in fiscal 2010, as compared to $1.3 million in fiscal 2009. We plan to purchase up to $6.4 million of treasury stock during fiscal 2011, which will be dependent upon movement of our stock price and actual fiscal 2011 operating results. Changes in our cash overdraft position decreased from cash used of $6.3 million for fiscal 2009 to a use of $1.3 million for fiscal 2010, due to timing of payments issued to vendors at the end of each year.
On September 18, 2001, we announced a stock repurchase program of up to $5.0 million of our common stock. As of January 31, 2011, the Board of Directors has approved increases in the program totaling $32.5 million. During fiscal year 2010, we purchased a total of 939,795 shares of common stock at a cost of approximately $6.4 million, or $6.76 per share. As of January 31, 2011, a total of 4,678,640 shares had been purchased under the program at a cost of approximately $29.2 million, for an average cost of approximately $6.25 per share. As of January 31, 2011, approximately $8.3 million remained available for repurchases under the stock repurchase program.
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
At January 31, 2011, we had approximately $53.7 million in excess availability, after the $10 million availability reserve, under the Amended Agreement. We expect to have approximately $60.0 to $63.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2012. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest incurred for the fiscal years ending January 31, 2011 and 2010 were 2.5% and 2.4%, respectively. Deferred financing costs that were amortized into interest expense during the fiscal year ended January 31, 2011 are excluded from the calculation of the average rate of interest for the period.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2011, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.
At January 31, 2011, our minimum lease commitments for fiscal 2011 were approximately $24.7 million. Total existing minimum operating lease commitments for fiscal years 2011 through 2025 were approximately $169.6 million as of January 31, 2011.
Contractual Obligations and Off-Balance Sheet Arrangements. In the ordinary course of business, we routinely enter into purchase commitments for various aspects of our operations, such as warehouse equipment and office equipment. However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of January 31, 2011, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.

The following summarizes our contractual obligations at January 31, 2011, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
		Less than	1 to 3	3 to 5	More than
Contractual Obligations	Total	1 year	Years	Years	5 Years
Long-term debt (principal only) (1)	$31,766	—	—	31,766	—
Operating leases (2)	169,648	24,721	47,170	35,504	62,253
Revenue sharing (3)	559	559	—	—	—

Total (4)	$201,973	25,280	47,170	67,270	62,253

(1)	Based on our internal forecasts, we estimate interest payments for FY 2011 to be approximately $1.4 million.

(2)
Amounts include the direct lease obligations, excluding any taxes, insurance, maintenance and other related expenses. For the fiscal year ended January 31, 2011, payments for taxes, insurance, maintenance, and other related expenses, which are variable in nature, were approximately $5.7 million.

(3)
As of January 31, 2011, we were a party to revenue-sharing arrangements with various studios. These agreements include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to non-revenue sharing purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included amounts owed and an estimate of our contractual obligation under these agreements for performance guarantees and minimum purchase requirements for the period in which they can reasonably be estimated, which is approximately two months in the future. Although these contracts may extend beyond the estimated two month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues that will be recognized during fiscal 2011.

(4)
Uncertain tax position obligations including unrecognized tax benefits of $186,000 and accrued interest and penalties related to unrecognized tax benefits of $248,000, as of January 31, 2011, were not included in this table. Due to the uncertainty surrounding the timing of any future cash outflows related to uncertain tax position liabilities, we are not able to reasonably estimate the period of cash settlement with the respective taxing authority.

Seasonality and Inflation
Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

	Quarter
Fiscal year 2010:	First	Second	Third	Fourth

Total revenues	$129,098	$119,131	$112,284	$160,542
Operating income (loss)	$1,531	$13	$(4,885)	$6,590
% of full year:
Total revenues	24.8%	22.9%	21.5%	30.8%
Operating income (loss)	47.1%	0.4%	(150.3%)	202.8%

	Quarter
Fiscal year 2009:	First	Second	Third	Fourth(1)

Total revenues	$125,693	$117,192	$112,338	$176,123
Operating income (loss)	$3,086	$(367)	$(4,727)	$13,440
% of full year:
Total revenues	23.7%	22.1%	21.1%	33.1%
Operating income (loss)	27.0%	(3.2%)	(41.3%)	117.5%
We do not believe that inflation has materially impacted net income during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

(1)	The fourth quarter of fiscal 2009 included a change in estimate related to gift card breakage resulting in an increase in revenue of approximately $8.5 million.

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
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders’ base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2011, outstanding balance of the variable rate debt would be approximately $0.3 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
HASTINGS ENTERTAINMENT, INC.
Index to Consolidated Financial Statements
and Financial Statement Schedule

Page

Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets as of January 31, 2011 and 2010	36

Consolidated Statements of Earnings for the years ended January 31, 2011, 2010, and 2009	37

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2011, 2010, and 2009	38

Consolidated Statements of Cash Flows for years ended January 31, 2011, 2010, and 2009	39

Notes to Consolidated Financial Statements	40

Schedule

Financial Statement Schedule II — The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 15(a). Exhibits and Financial Statement Schedules	66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Hastings Entertainment, Inc.
We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. as of January 31, 2011 and 2010, and the related consolidated statements of earnings, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. at January 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Ernst & Young LLP
Fort Worth, Texas
April 20, 2011

HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
January 31, 2011 and 2010
(In thousands, except share data)

	January 31,
	2011	2010
Assets
Current assets
Cash and cash equivalents	$6,149	$8,863
Merchandise inventories, net	146,636	148,149
Deferred income taxes	6,022	7,804
Prepaid expenses and other current assets	11,742	10,120

Total current assets	170,549	174,936
Rental assets, net of accumulated depreciation of $20,312 and $21,444 at January 31, 2011 and 2010, respectively	13,129	13,127
Property and equipment, net	41,588	47,695
Deferred income taxes	1,668	1,310
Intangible assets	391	391
Other assets	2,358	1,341

	$229,683	$238,800

Liabilities and Shareholders’ Equity
Current liabilities
Trade accounts payable	$60,555	$58,068
Accrued expenses and other current liabilities	26,124	28,128

Total current liabilities	86,679	86,196
Long-term debt, excluding current maturities	31,766	38,174
Other liabilities	6,512	6,272

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued in fiscal 2010 and 2009; 8,743,550 shares outstanding in fiscal 2010 and 9,463,838 shares outstanding in fiscal 2009	119	119
Additional paid-in capital	36,673	36,920
Retained earnings	88,589	86,884
Accumulated other comprehensive income	107	37
Treasury stock, at cost	(20,762)	(15,802)

	104,726	108,158

	$229,683	$238,800

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Consolidated Statements of Earnings
Years Ended January 31, 2011, 2010 and 2009
(In thousands, except per share data)

	Fiscal Year
	2010	2009	2008

Merchandise revenue	$440,038	$441,462	$451,492
Rental asset revenue	80,216	81,374	87,256
Gift card breakage revenue	801	8,510	—

Total revenues	521,055	531,346	538,748

Merchandise cost of revenue	303,714	307,074	315,780
Rental asset cost of revenue	29,950	29,424	30,948

Total cost of revenues	333,664	336,498	346,728

Gross profit	187,391	194,848	192,020

Selling, general and administrative expenses	184,142	183,413	182,511
Pre-opening expenses	—	3	233

Operating income	3,249	11,432	9,276

Other income (expense):
Interest expense	(1,014)	(1,014)	(1,961)
Other, net	156	1,902	193

Income before income taxes	2,391	12,320	7,508

Income tax expense	686	5,387	3,449

Net income	$1,705	$6,933	$4,059

Basic income per share	$0.19	$0.72	$0.40

Diluted income per share	$0.18	$0.71	$0.39

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Consolidated Statements of Shareholders’ Equity
Years ended January 31, 2011, 2010 and 2009
(In thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnins	Income (Loss)	Shares	Amount	Equity
Balances at January 31, 2008	11,944,544	$119	$37,125	$75,892	$(15)	1,555,205	$(11,313)	$101,808
Issuance of stock to directors	—	—	7	—	—	(5,750)	43	50
Purchase of treasury stock	—	—	—	—	—	764,199	(4,350)	(4,350)
Exercise of stock options and other, net of taxes	—	—	(194)	—	—	(88,428)	652	458
Grant of performance-based restricted stock	—	—	(350)	—	—	(47,500)	350	—
Other stock-based compensation	—	—	63	—	—	—	—	63
Comprehensive income:
Net income	—	—	—	4,059	—	—	—	4,059
Unrealized losses in investments held for sale in Supplemental Executive Retirement Plan, net of $42 in taxes	—	—	—	—	(52)	—	—	(52)

Total comprehensive income								4,007

Balances at January 31, 2009	11,944,544	119	36,651	79,951	(67)	2,177,726	(14,618)	102,036
Issuance of stock to directors	—	—	(24)	—	—	(11,250)	74	50
Purchase of treasury stock	—	—	—	—	—	318,896	(1,287)	(1,287)
Exercise of stock options and other, net of taxes	—	—	(11)	—	—	(4,666)	29	18
Other stock-based compensation	—	—	304	—	—	—	—	304
Comprehensive income:
Net income	—	—	—	6,933	—	—	—	6,933
Unrealized gains in investments held for sale in Supplemental Executive Retirement Plan, net of $66 in taxes	—	—	—	—	104	—	—	104

Total comprehensive income								7,037

Balances at January 31, 2010	11,944,544	119	36,920	86,884	37	2,480,706	(15,802)	108,158
Issuance of stock to directors	—	—	8	—	—	(6,525)	42	50
Purchase of treasury stock	—	—	—	—	—	939,795	(6,376)	(6,376)
Exercise of stock options, vesting of restricted stock units and other, net of taxes	—	—	(954)	—	—	(212,982)	1,374	420
Other stock-based compensation	—	—	699	—	—	—	—	699
Comprehensive income:
Net income	—	—	—	1,705	—	—	—	1,705
Unrealized gains in investments held for sale in Supplemental Executive Retirement Plan, net of $43 in taxes	—	—	—	—	70	—	—	70

Total comprehensive income								1,775

Balances at January 31, 2011	11,944,544	$119	$36,673	$88,589	$107	3,200,994	$(20,762)	$104,726

See accompanying notes to the consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Consolidated Statements of Cash Flows
Years ended January 31, 2011, 2010, and 2009
(In thousands)

	Fiscal Year
	2010	2009	2008
Cash flows from operating activities:
Net income	$1,705	$6,933	$4,059
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	11,887	12,266	14,833
Purchases of rental assets	(25,628)	(20,864)	(30,695)
Property and equipment depreciation expense	17,273	18,957	20,019
Loss on rental assets lost, stolen and defective	1,830	1,131	1,198
Loss on disposal or impairment of property and equipment, excluding rental assets	740	1,746	1,620
Deferred income taxes	1,424	4,500	(7,417)
Non-cash stock-based compensation	749	354	113
Changes in operating assets and liabilities:
Merchandise inventories	13,422	9,610	35,924
Other current assets	(1,622)	557	(182)
Trade accounts payable	3,789	2,565	(16,445)
Accrued expenses and other liabilities	(1,814)	(12,484)	4,071
Excess tax benefit from stock-based compensation	(190)	(2)	(132)
Other assets and liabilities, net	(108)	1,332	137

Net cash provided by operating activities	23,457	26,601	27,103

Cash flows from investing activities:
Purchase of property, equipment and improvements	(11,906)	(11,812)	(25,539)
Proceeds from insurance on casualty loss	—	547	—

Net cash used in investing activities	(11,906)	(11,265)	(25,539)

Cash flows from financing activities:
Borrowings under revolving credit facility	538,564	536,570	556,589
Repayments under revolving credit facility	(544,972)	(542,903)	(552,698)
Purchase of treasury stock	(6,376)	(1,287)	(4,350)
Change in cash overdraft	(1,302)	(6,320)	1,904
Deferred financing costs paid	(599)	—	—
Proceeds from exercise of stock options	230	16	326
Excess tax benefit from stock-based compensation	190	2	132

Net cash provided by (used in) financing activities	(14,265)	(13,922)	1,903

Net increase (decrease) in cash and cash equivalents	(2,714)	1,414	3,467
Cash and cash equivalents at beginning of year	8,863	7,449	3,982

Cash and cash equivalents at end of year	$6,149	$8,863	$7,449

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

We operate in one reportable segment. Our fiscal years ended January 31, 2011, 2010 and 2009 are referred to as fiscal 2010, 2009 and 2008, respectively.

(d)	Cash and Cash Equivalents

We consider all debit and credit card receivables totaling $1.5 million and $3.9 million at January 31, 2011 and 2010, respectively, from MasterCard, Visa, Discover, and American Express to be cash equivalents. All balances related to debit and credit card receivables typically settle within five days. We utilize a cash management process under which a book cash overdraft may exist for our primary disbursement accounts. These overdrafts represent un-cleared checks in excess of cash balances in bank accounts at the end of the reporting period and have been reclassified to accounts payable on the consolidated balance sheets. We transfer cash on an as-needed basis to fund clearing checks.

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

We sell gift cards through each of our stores and through our web site www.goHastings.com. The gift cards we sell have no stated expiration dates or fees and are subject to potential escheatment rights in some of the jurisdictions in which we operate. Gift card liabilities are recorded as deferred revenue at the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. Prior to the fourth quarter of fiscal 2009, the liability was relieved and revenue was recognized only upon redemption of the gift cards. Beginning in the fourth quarter of fiscal 2009, we had sufficient historical data to analyze gift card redemption patterns and a final determination of the escheatment laws applicable to our operations. As a result, during the fourth quarter of fiscal 2009, we recorded approximately $8.5 million of revenue for the estimated breakage on gift cards we previously issued and sold. Subsequent to the initial change in estimate related to gift card breakage, gift card breakage revenue is recognized as gift cards are redeemed, based upon an analysis of the aging and utilization of gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations. For fiscal 2010, we recorded approximately $0.8 million of revenue related to gift card breakage. Unredeemed gift cards, net of estimated gift card breakage, approximated $11.1 million at both January 31, 2011 and 2010.

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

We transfer rental assets that have been converted to previously viewed titles for sale, from ‘Rental Assets’ to ‘Merchandise Inventories.’ The transfer to ‘Merchandise Inventories’ is recorded at the time of conversion, which is the first date the product is made available for sale. During fiscal 2010, 2009, and 2008, $11.9 million, $9.8 million, and $12.3 million, respectively, were transferred from rental assets to merchandise inventory at the lower of net book value or market.

Merchandise inventory owned by us is generally returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or changes in product offerings. At the end of any reporting period, in order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, returns expense accruals are required for inventory that has been returned to vendors, is in the process of being returned to vendors, or has been identified to be returned to vendors. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. To accrue for such costs and estimate this allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the allowance can have a material effect on the financial results of an annual or interim period. There were no material adjustments in fiscal 2010, 2009, or 2008.

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

Our financial instruments include cash and cash equivalents, available for sale investments related to our non-qualified supplemental executive retirement plan, accounts payable, and long-term debt. The fair value of cash and cash equivalents and accounts payable approximates carrying values due to their short-term duration. See Note 6 Fair Value Measurements for discussion of the fair value of the available for sale investments and long-term debt.

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

Advertising costs for newspaper, television and other media are expensed as incurred. Advertising expenses, net of reimbursement allowances from vendors, for the fiscal years 2010, 2009, and 2008 were $7.7 million, $7.8 million, and $7.4 million, respectively.

We receive payments and credits from vendors pursuant to cooperative advertising programs and display allowance agreements. During fiscal years 2010, 2009, and 2008, we received a total of approximately $7.7 million, $8.3 million, and $8.5 million, respectively, for such payments and credits. To the extent such payments are a reimbursement for a specific incremental and identifiable cost such amounts are recorded as a reduction in SG&A expenses at the time the associated advertisement is publicly released. The remainder of these payments and allowances are recorded as a reduction of merchandise inventory and the cost of rental assets and recognized in income as the related product is sold or rented.

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

We have evaluated subsequent events and transactions occurring between the end of our fiscal year, January 31, 2011 and the date the financial statements were issued, for possible recognition or disclosure in the financial statements. As a result of this evaluation, there were no subsequent events that required either recognition or disclosure in the financial statements.

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

(2)	Merchandise Inventories
Merchandise inventories consist of the following:

	January 31,
	2011	2010

Books	$50,027	$52,897
Videos	35,848	36,150
Video Games	19,534	19,503
Music	22,402	22,039
Trends	16,338	14,195
Consumer Electronics	6,528	6,941
Other	2,147	1,636

	152,824	153,361

Less allowance for inventory shrinkage and obsolescence	6,188	5,212

	$146,636	$148,149

During both fiscal 2010 and 2009, we purchased approximately 20% of all products (defined herein as merchandise inventories and rental assets) from our top three vendors.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(3)	Property and Equipment
Property and equipment consist of the following:

	January 31,
	2011	2010

Furniture, equipment and software	$176,925	$169,485
Leasehold improvements	68,449	67,060
Buildings and land	258	258
Work in progress	181	1,499

	245,813	238,302
Less accumulated depreciation	204,225	190,607

Property and equipment, net	$41,588	$47,695

We evaluate underperforming stores on a quarterly basis to determine whether projected future cash flows over the remaining lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the estimated fair value is less than the carrying value of such assets. The carrying value of leasehold improvements as well as certain other property and equipment is subject to impairment write-down. During fiscal 2010, 2009 and 2008, we recorded impairment charges of approximately $0.7 million, $1.6 million and $0.9 million, respectively. See Note 6 on Fair Value Measurements for a discussion of the inputs used to estimate the fair value of store assets and the related impairment charges.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(4)	Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consist of the following:

	January 31,
	2011	2010

Allowance for cost of inventory returns	$833	$891
Deferred gift card revenue	11,062	11,147
Salaries, vacation, bonus and benefits	4,199	4,453
Short term lease obligations	626	611
Sales taxes payable	1,666	2,374
Federal income tax payable	444	966
Other accrued expenses	7,294	7,686

Total	$26,124	$28,128

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
Deferred gift card revenue as of the end of each period reflects our estimate of breakage on previously issued and sold gift cards.
In the ordinary course of business, we accrue estimated amounts for settlements with certain vendors related to disputed merchandise purchases and returns. Because the ultimate settlement may differ from our estimates, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term. During fiscal 2010, 2009, and 2008 we reduced merchandise cost of revenues by approximately $2.0 million, $1.9 million, and $1.6 million, respectively, related to these vendor settlements.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(5)	Long-term Debt
On January 31, 2011 and January 31, 2010, the balances on our revolving credit facility were $31.8 million and $38.2 million, respectively.
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
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2011, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.
At January 31, 2011, we had approximately $53.7 million in excess availability, after the $10 million availability reserve, under the Amended Agreement. The average rates of interest being charged under the Facility for fiscal years ending January 31, 2011 and 2010 were 2.5% and 2.4%, respectively. Deferred financing costs that were amortized into interest expense during the fiscal year ended January 31, 2011 are excluded from the calculation of the average rate of interest for the respective period.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(6)	Fair Value Measurements
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
At January 31, 2011 and 2010, we had approximately $1.4 million and $1.0 million, respectively, in assets that are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
At January 31, 2011 and 2010, we also had non-financial assets measured at fair value on a non-recurring basis, related to our store asset impairments. The store asset impairment calculation compared the carrying amount of property and equipment to the individual stores’ fair values based on projected cash flows that we estimated would be used by a market participant in valuing these assets, a Level 3 input.
Our long-term debt approximates fair value as of January 31, 2011, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into the Amended Agreement with Bank of America on July 22, 2010, at which time our current interest rates were determined. See Note 5 on Debt for a more detailed discussion of the Amended Agreement.
At January 31, 2010, the estimated fair value of our long-term debt was approximately $36.8 million. The carrying value of our long-term debt at January 31, 2010 was approximately $38.2 million. The fair value of our long-term debt at January 31, 2010 was estimated using a discounted cash flow analysis that applied interest rates currently being offered on borrowings of similar amounts and terms to those outstanding at the time, while also taking into consideration our credit worthiness at that time.

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

	Fiscal Year
	2010	2009	2008

Minimum rentals	$26,692	$26,581	$25,903
Contingent rentals	83	222	267
Less sublease income	(92)	(127)	(130)

Rental expense	$26,683	$26,676	$26,040

Future minimum lease payments under non-cancelable operating leases as of January 31, 2011 are:

2011	$24,721
2012	24,898
2013	22,272
2014	19,553
2015	15,951
Thereafter	62,253

Total minimum lease payments	169,648
Less sublease income	56

Net minimum lease payments under operating leases	$169,592

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(8)	Income Taxes
Income tax expense is comprised of the following:

	Fiscal Year
	2010	2009	2008

Current federal	$(815)	$504	$10,589
Current state and local	121	449	235
Deferred federal, state, and local	1,380	4,434	(7,375)

	$686	$5,387	$3,449

The difference between expected federal income tax expense based upon statutory rates and actual income tax expense is as follows:

	Fiscal Year
	2010		2009		2008

Computed “expected” income tax expense	$813	34.0%	$4,312	35.0%	$2,628	35.0%
State and local income taxes, net of federal income tax effect	132	5.5%	551	4.4%	238	3.2%
Interest on settlement of federal tax exam	—	—	—	—	800	10.7%
Other adjustments	(259)	(10.8%)	524	4.3%	(217)	(3.0%)

	$686	28.7%	$5,387	43.7%	$3,449	45.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Year
	2010	2009
Deferred tax assets:
Deferred gift card revenue	$3,025	$4,321
Deferred rent and lease incentives	2,280	2,238
Inventories	1,660	1,523
Property and equipment	5,885	6,554
Other	2,017	1,582

Total deferred tax assets	14,867	16,218

Deferred tax liabilities:
Rental assets	(7,177)	(7,104)

Total deferred tax liabilities	(7,177)	(7,104)

Net deferred tax assets	$7,690	$9,114

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
We follow the provisions of ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in income taxes. Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits relating to uncertain tax positions, which are recorded in our Consolidated Balance Sheets.

	Fiscal Year
	2010	2009	2008
Unrecognized tax positions at beginning of period	$186	$186	$186
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions from current year	—	—	—
Settlements with taxing authorities	—	—	—
Lapse in statute of limitations	—	—	—

Unrecognized tax positions at end of period	$186	$186	$186

As of January 31, 2011 and January 31, 2010, the Company had unrecognized tax benefits related to certain state jurisdictions in the amount of approximately $186,000. If recognized, this amount would result in a favorable effect on our effective tax rate.
We classify interest expense and penalties related to our uncertain tax positions as a component of income tax expense in the statement of earnings. As of January 31, 2011 and 2010, we had current liabilities for penalties and interest in the amount of approximately $248,000 and $229,000, respectively. We recognized approximately $12,000 of interest as a component of income tax during each of the fiscal years ending January 31, 2011, 2010, and 2009.
Hastings and its subsidiary file a consolidated U.S. Federal income tax return as well as separate, unitary and combined income tax returns in several state jurisdictions. During fiscal 2008, the Internal Revenue Service (“IRS”) completed an audit of our previously filed U.S. federal tax returns for fiscal years 2004, 2005 and 2006. We recorded a discrete tax charge of approximately $0.8 million related to this audit in fiscal year 2008. The IRS audit resulted in a change in our tax method used to account for gift cards, and the $0.8 million represents interest due as a result of the audit. During fiscal 2009, the IRS initiated an audit of our U.S. federal tax return for fiscal year 2007. This audit was completed in February 2010, with no proposed changes. The Company is subject to U.S. Federal income tax examinations for fiscal years after fiscal 2007, and state jurisdictions have statutes of limitations generally ranging from three to five years.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(9)	Earnings Per Share
The computations of basic and diluted earnings per share are as follows:

	Fiscal Year
	2010	2009	2008

Net income	$1,705	$6,933	$4,059

Average shares outstanding:
Basic	9,036	9,610	10,122
Effect of dilutive stock-based awards	290	142	202

Diluted	9,326	9,752	10,324

Earnings per share:
Basic	$0.19	$0.72	$0.40

Diluted	$0.18	$0.71	$0.39

Options to purchase 257,744, 275,677, and 334,151 shares of common stock outstanding at January 31, 2011, 2010, and 2009, respectively, were not included in the computation of diluted income per share because their inclusion would have been anti-dilutive.
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
Our Associate Stock Ownership Plan (“ASOP”) permits full-time employees who have attained age 21 and completed one year of service and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the ASOP. Employer contributions are determined at the discretion of the Board of Directors (“Board”). The Board elected not to contribute to the ASOP during fiscal years 2010, 2009 or 2008, nor do they plan to contribute to the plan during fiscal 2011. The contribution is based on a percentage of participants’ eligible compensation. Common shares held by the ASOP were 362,542, 412,215, and 485,234, at January 31, 2011, 2010, and 2009, respectively. Shares issued and held under the ASOP are included as outstanding shares for the purposes of calculating earnings per share.
Amounts expensed related to the 401(k) plan were approximately $0.3 million, $0.2 million, and $0.3 million for fiscal 2010, 2009, and 2008, respectively.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
We maintain a defined contribution supplemental executive retirement plan (“SERP”). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under our other retirement plans. Annual contributions range from 5% to 10% of base pay plus bonus depending upon the participant’s age. For each of the five plan years beginning January 1, 2006 and ending December 31, 2010, we contributed, as a transitional contribution, an additional 10% of base pay plus bonus for participants, the sum of whose age and service with the Company was at least 60 on January 1, 2006. Contributions into the SERP are invested in available-for-sale securities. As of January 31, 2011 and 2010, we had approximately $1.4 million and $1.0 million, respectively in SERP assets, which are recorded at fair value on the consolidated balance sheets in “Other Assets.” The SERP accounts vest on the earliest occurrence of (i) the date the sum of the participant’s age and service with the Company equals 60, (ii) the participant’s death, (iii) the participant’s disability, (iv) the date of involuntary termination occurring within two years from the date of a change in control, or (v) the date the participant’s employment is terminated without cause, all as defined in the SERP. We recorded expenses related to the SERP of approximately $0.3 million during each of the fiscal years ended January 31, 2011, 2010, and 2009.
(11)	Shareholders’ Equity
We have eight stock award plans: the 1991 and 1994 Stock Option Plans; the 1996, 2002, 2006 and 2010 Incentive Stock Plans; and the 1996 and 2002 Outside Directors Plans (for non-employee directors). A total of 505,900 shares may be granted under each of the 1991 and 1994 Stock Option Plans, 632,375 shares may be granted under the 1996 Incentive Stock Plan, 500,000 shares may be granted under each of the 2002, 2006 and 2010 Incentive Stock Plans, 101,180 shares may be granted under the 1996 Outside Directors Plan and 200,000 shares may be granted under the 2002 Outside Directors Plan. As of January 31, 2011, we had 304,433 shares available for future grants under all stock award plans.
The 1991 and 1994 Stock Option Plans and the 1996, 2002, 2006 and 2010 Incentive Stock Plans authorize the award of both incentive stock options and non-qualified stock options to purchase common stock to officers, other associates and directors of the Company. The exercise price per share of incentive stock options may not be less than the market price of our common stock on the date the option is granted. The term of each option is determined by the Board of Directors and generally will not exceed ten years from the date of grant. In general, each option award vests at twenty percent per year over five years.
The 1996, 2002, 2006 and 2010 Incentive Stock Plans also authorize the granting of stock appreciation rights, restricted stock, dividend equivalent rights, stock awards, and other stock-based awards to officers, other associates, directors, and consultants of the Company.
We also have one stock grant plan, the 2002 Stock Grant Plan for Outside Directors, which authorizes the granting of shares of stock to outside directors. We issue annual grants of shares of common stock valued at $10,000 per outside director from this plan. As of January 31, 2011, we had 80,829 shares available for future grants under the 2002 Stock Grant Plan for Outside Directors.
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

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(12)	Stock-Based Compensation
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
The following assumptions were used in the calculation of fair value:

	Fiscal Year
	2010	2009	2008
Expected dividend yield	—	—	—
Risk-free interest rate	1.74%	2.11%	2.08%
Expected life in years	5.33	4.67	4.57
Historical Volatility	0.50	0.50	0.47

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
A summary of information with respect to stock option plans for fiscal years 2010, 2009, and 2008, and changes during the periods then ended, is presented below.

		Weighted-
	Options (in	average exercise
	actual shares)	price

Outstanding at January 31, 2008	905,373	$5.45
Granted	162,650	3.08
Exercised	(88,428)	3.70
Forfeited and expired	(18,150)	9.44

Outstanding at January 31, 2009	961,445	$5.14
Granted	183,650	4.30
Exercised	(4,666)	3.51
Forfeited under option exchange	(406,717)	7.05
Forfeited and expired	(40,981)	6.82

Outstanding at January 31, 2010	692,731	$3.70
Granted	215,150	6.60
Exercised	(71,855)	3.21
Forfeited and expired	(58,833)	3.88

Outstanding at January 31, 2011	777,193	$4.54

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2011, 2010 and 2009 was approximately $155,000, $4,000 and $405,000, respectively. The total fair value of stock options granted for the fiscal years ended January 31, 2011, 2010, and 2009 was approximately $640,000, $335,000 and $201,000, respectively. The total fair value of stock option shares vested during the fiscal years ended January 31, 2011, 2010, and 2009 was approximately $120,000, $83,000 and $132,000, respectively.
As of January 31, 2011 and 2010, we had a total of 413,416 option shares with a weighted average exercise price of $5.22 and 305,753 option shares with a weighted average exercise price of $3.73, respectively, that were unvested.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
At January 31, 2011, the options outstanding, both exercisable and unexercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

			Weighted-
		Weighted-	average
		average exercise	remaining	Aggregate
	Options	price	contractual life	intrinsic value

Range: $1.69 to $4.99
Options outstanding and exercisable at January 31, 2011	292,743	$3.08	3.31 years	$1,994,597
Options outstanding and unexercisable at January 31, 2011	190,586	$3.49	7.66 years	$381,523

Range: $5.00 to $8.70
Options outstanding and exercisable at January 31, 2011	71,034	$6.57	4.71 years	$14,518
Options outstanding and unexercisable at January 31, 2011	222,830	$6.70	8.97 years	—
At January 31, 2011, the number of options exercisable was 363,777 and the weighted-average exercise price of those options was $3.76.
The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model is as follows:

	Weighted Average Exercise price for			Weighted Average Fair value for
	Fiscal Year			Fiscal Year
	2010	2009	2008	2010	2009	2008

Options granted at market price	$6.53	$4.23	$3.29	$3.06	$1.89	$1.36
Options granted at prices exceeding market price	$7.09	$4.68	$1.86	$2.41	$1.50	$0.53

Total options granted	$6.60	$4.30	$3.08	$2.97	$1.82	$1.24
Option Exchange
On June 3, 2009, Hastings shareholders approved a proposal to allow for a one-time stock option exchange program (“Option Exchange”), designed to provide eligible associates with an opportunity to exchange certain under-water stock options for a lesser amount of restricted stock units. Stock options eligible for exchange were those with an exercise price of $5.00 or greater, regardless of whether the options were vested or not. Hastings commenced the Option Exchange on June 15, 2009, and the Option Exchange expired on July 13, 2009. A total of 406,717 eligible stock options were tendered by associates, representing 97.2% of the total stock options eligible for exchange. On July 14, 2009, Hastings granted 135,575 restricted stock units in exchange for the eligible stock options surrendered. The Option Exchange resulted in an incremental cost of approximately $126,000, which represents the difference between the fair value of the restricted stock units granted and the exchange date fair value of the eligible options surrendered. The grant date fair value of the restricted stock units was $4.20, which represents the average of the opening and closing prices of our common stock on July 14, 2009. The exchange date fair value of the eligible options surrendered was determined using the Black-Scholes option pricing model. The incremental cost associated with the Option Exchange is being recognized over the vesting period of the restricted stock units, which vest ratably over two years from the date of grant. Approximately $60,000 and $34,000 of the incremental cost was recognized as compensation expense during fiscal 2010 and 2009, respectively.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
Restricted Stock Awards
Restricted stock awards, including restricted stock units and performance-based restricted stock awards, may be granted to eligible directors, officers, and associates with a grant date fair value equal to the average of the opening and closing stock price of our common stock on the day on which they are granted. Restricted stock units entitle the grantee to receive shares of stock at the end of a vesting period, based solely on the grantee’s continuing employment. Restricted stock units will typically vest ratably over two years from the date of grant. Performance-based restricted stock awards have specific performance conditions that must be met before shares will be issued. Once issued, the shares typically vest ratably over two years from the date the performance conditions are achieved. Compensation expense for performance-based restricted stock awards is recognized from the date of grant through the vesting date, once it is deemed probable that the performance conditions will be met.
A summary of information with respect to restricted stock awards for fiscal years 2010, 2009, and 2008, and changes during the periods then ended, is presented below.

	Awards	Weighted-average
	(in actual shares)	grant date fair value

Outstanding at January 31, 2008	283,330	$8.23
Granted	—	—
Vested	—	—
Forfeited and expired	(108,330)	7.78

Outstanding at January 31, 2009	175,000	$8.50
Granted	288,075	4.25
Vested	(23,750)	5.37
Forfeited and expired	(130,000)	9.67

Outstanding at January 31, 2010	309,325	$4.40
Granted	190,000	6.45
Vested	(164,877)	4.52
Forfeited and expired	(19,166)	5.57

Outstanding at January 31, 2011	315,282	$5.83

During fiscal 2007, the performance conditions related to 47,500 performance-based restricted stock awards were met, and these awards were issued during fiscal 2008. We recognized approximately $32,000 and $96,000 of stock compensation expense related to these awards during fiscal 2009 and 2008, respectively. During fiscal 2009, 23,750 of these performance-based restricted stock awards vested, and during fiscal 2010 the remaining 23,750 awards vested. As of January 31, 2010, all stock compensation expense related to outstanding and vested performance-based restricted stock awards had been recognized.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(13)	Supplemental Cash Flow Information
Cash payments for interest during fiscal 2010, 2009 and 2008 totaled $1.0 million, $1.1 million, and $2.1 million, respectively. Cash payments for income taxes during fiscal 2010, 2009 and 2008 totaled $2.9 million, $7.6 million and $6.4 million, respectively.
(14)	Commitments and Contingencies
The Company is obligated to pay certain studios minimum amounts associated with certain revenue-sharing agreements related to rental assets. As of January 31, 2011, such minimum future payments approximated $0.6 million, which are expected to be paid during fiscal 2011.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
(15)	Involuntary Conversion of Property and Equipment
In December, 2008, our Flagstaff, Arizona store sustained a roof collapse. The building’s contents were declared a total loss. We were adequately insured to enable us to recover the retail value of our merchandise inventory and replace all of our property and equipment that was destroyed. For fiscal 2009, we recorded a gain from this involuntary conversion of assets of approximately $1.4 million, which is included in Other Income on the Consolidated Statements of Earnings. The insurance proceeds were reinvested in the store, which reopened in fiscal 2009.

Hastings Entertainment, Inc.
Notes to the Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
(16)	Interim Financial Results (Unaudited)

	Quarter
Fiscal year 2010:	First	Second	Third	Fourth

Total revenues	$129,098	$119,131	$112,284	$160,542
Total cost of revenues	82,131	74,476	71,494	105,563
Gross profit	46,967	44,655	40,790	54,979
Selling, general and administrative expenses (2)	45,436	44,642	45,675	48,389
Pre-opening expenses	—	—	—	—
Operating income (loss)	1,531	13	(4,885)	6,590
Interest (expense) and other income, net	(112)	(164)	(328)	(254)
Income (loss) before taxes	1,419	(151)	(5,213)	6,336
Income tax expense (benefit)	401	(69)	(2,134)	2,488
Net income (loss)	1,018	(82)	(3,079)	3,848

Basic income (loss) per share	$0.11	$(0.01)	$(0.35)	$0.44
Diluted income (loss) per share	$0.11	$(0.01)	$(0.35)	$0.43

	Quarter
Fiscal year 2009:	First	Second	Third	Fourth

Total revenues (1)	$125,693	$117,192	$112,338	$176,123
Total cost of revenues	78,707	73,680	71,333	112,778
Gross profit	46,986	43,512	41,005	63,345
Selling, general and administrative expenses (2)	43,898	43,878	45,732	49,905
Pre-opening expenses	2	1	—	—

Operating income (loss)	3,086	(367)	(4,727)	13,440
Interest (expense) and other income, net (3)	(277)	(211)	(194)	1,570
Income (loss) before taxes	2,809	(578)	(4,921)	15,010
Income tax expense (benefit)	1,107	(182)	(1,485)	5,947
Net income (loss)	1,702	(396)	(3,436)	9,063

Basic income (loss) per share	$0.17	$(0.04)	$(0.36)	$0.95
Diluted income (loss) per share	$0.17	$(0.04)	$(0.36)	$0.94

(1)	The fourth quarter of fiscal 2009 includes approximately $8.5 million of revenue related a change in estimate of gift card breakage.

(2)	Includes store asset impairments of approximately $0.7 million and $1.6 million recognized in the fourth quarter of fiscal 2010 and 2009, respectively.

(3)	The fourth quarter of fiscal 2009 includes approximately $1.4 million related to gain from insurance proceeds.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, based upon the forgoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of January 31, 2011. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:
Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, it used the criteria set forth by COSO in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of January 31, 2011, our internal control over financial reporting is effective based on those criteria.
Changes in Internal Control over Financial Reporting
There has not been any change in our internal control over financial reporting during our fiscal quarter ending January 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by this item regarding our directors will be set forth in our Proxy Statement for our 2011 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2010 (our “Proxy Statement”), under the heading “Proposal No. 1: Election of One Director,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	1. The following consolidated financial statements of the Company are included in Part II, Item 8:
2.	The following financial statement schedule and other information required to be filed by Items 8 and 15(d) of Form 10-K are included in Part IV:

Financial Statement Schedule II — Valuation and Qualifying Accounts and Reserves	66
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

Exhibit
Number		Description
3.1	(1)	Third Restated Articles of Incorporation of the Company.
3.1	(2)	Amended and Restated Bylaws of the Company.
4.1	(3)	Specimen of Certificate of Common Stock of the Company.
4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(2)	Amended and Restated Bylaws of the Company (see 3.1 above).
10.1	(4)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.
10.2	*(5)	Hastings Amended 1996 Incentive Stock Plan.
10.3	*(6)	Hastings 1994 Stock Option Plan.
10.4	*(7)	Hastings 1991 Stock Option Plan.
10.5	*(8)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.
10.6	*(9)	Hastings Employee Stock Ownership Plan Trust Agreement.
10.7	*(10)	Chief Executive Officer Stock Option, as amended.
10.8	*(11)	Corporate Officer Incentive Plan.
10.9	*(12)	Management Stock Purchase Plan.
10.10	*(13)	Management Incentive Plan.
10.11	*(14)	Salary Incentive Plan.
10.12	*(15)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.
10.13	*(16)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company.
10.14	(17)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.
10.15	(18)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.
10.16	*(19)	Stock Grant Plan for Outside Directors.
10.17	*(20)	Form of Employment Agreement by and between the Company and certain of its executives.

Exhibit
Number		Description
10.18	(21)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.
10.20	(22)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.
10.22	(23)	Severance Agreement and Release with Robert Berman, dated March 19, 2005.
10.24	(23)	Severance Agreement and Release with Steve Hicks, dated December 16, 2005.
10.26	(24)	Severance Agreement and Release with David Moffatt, dated April 5, 2006.
10.27	(24)	Employment Agreement with Michael Rigby, dated December 5, 2005.
10.29	(25)	Amendments to the Employment Agreement by and between the Company and Dan Crow, dated August 1, 2008.
10.30	(25)	Amendments to the Employment Agreement by and between the Company and Alan Van Ongevalle (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.
10.31	(25)	Amendments to the Employment Agreement by and between the Company and Susan Dasse (as described in the Form 8-K filed by the Company on May 2, 2008), dated August 1, 2008.
10.32	(25)	Amendments to the Employment Agreement by and between the Company and Kevin Ball, dated August 1, 2008.
10.33	(25)	Amendments to the Employment Agreement by and between the Company and John Hintz (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.
10.34	(25)	Amendments to the Employment Agreement by and between the Company and Victor Fuentes (as described in the Form 8-K filed by the Company on October 18, 2007), dated August 1, 2008.
10.35	(25)	Amendments to the Employment Agreement by and between the Company and Philip McConnell (as described in the Form 8-K filed by the Company on June 12, 2006), dated August 1, 2008.
10.36	(26)	Amendments to the Employment Agreement by and between the Company and John H Marmaduke, dated February 1, 2009.
10.37	(27)	Stock transfer agreement between the Company and the John H. Marmaduke Family Limited Partnership.
10.38	(29)
Amended and Restated Loan and Security Agreement, dated as of July 22, 2010, by and between Hastings Entertainment, Inc. and Bank of America, N.A., acting in its capacity as agent for various lenders identified therein.

10.39	(29)	Employment Agreement by and between the Company and Scott Voth, dated January 5, 2011.
21.1	(28)	Subsidiaries of the Company.
23.1	(29)	Consent of Ernst & Young LLP.
24.1	(29)	Powers of Attorney (included on signature page).
31.1	(29)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	(29)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	(29)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Previously filed Exhibit 3.1 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008, and incorporated herein by reference.

(3)
Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(4)
Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(5)
Previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(6)
Previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(7)
Previously filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(8)
Previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(9)
Previously filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(10)
Previously filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(11)
Previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(12)
Previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(13)
Previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(14)
Previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(15)
Previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(16)	Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.

(17)
Previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, dated June 11, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(18)
Previously filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(19)
Previously filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(20)
Previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(21)	Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.

(22)	Previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.

(23)
Previously filed as an exhibit (with an exhibit number corresponding to the one used in the above table) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2006, and incorporated herein by reference.

(24)
Previously filed as an exhibit (with an exhibit number corresponding to the one used in the above table) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, and incorporated herein by reference.

(25)
Previously filed as an exhibit (with an exhibit number corresponding to the one used in the above table) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, and incorporated herein by reference

(26)	Previously filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-24381) filed on April 16, 2009, and incorporated herein by reference.

(27)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-24381) filed December 4, 2009, and incorporated herein by reference.

(28)	Previously filed as Exhibit 21.1 to the Company’s Form 10-K for the fiscal year ended January 31, 2010, as amended, and incorporated herein by reference.

(29)	Filed herewith.

Financial Statement Schedule II —
HASTINGS ENTERTAINMENT, INC.
Valuation and Qualifying Accounts and Reserves
Years Ended January 31, 2011, 2010 and 2009
(Amounts in thousands)

	Fiscal Year
	2010	2009	2008
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
Balance at the beginning of period	$5,288	$5,750	$5,612
Additions charged to costs and expenses	13,064	13,194	13,481
Deductions for write-offs	(11,978)	(13,656)	(13,343)

Balance at end of period	$6,374	$5,288	$5,750

Reserves added to liabilities:
Allowance for costs of inventory returns:
Balance at the beginning of period	$891	$962	$1,343
Additions charged to costs and expenses	4,388	4,352	5,247
Deductions for write-offs and payments	(4,446)	(4,423)	(5,628)

Balance at end of period	$833	$891	$962

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.
Date: April 20, 2011	By:	/s/ Dan Crow
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

Signature	Title	Date

/s/ John H. Marmaduke John H. Marmaduke	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 20, 2011

/s/ Danny W. Gurr Danny W. Gurr	Director	April 20, 2011

/s/ Daryl L. Lansdale Daryl L. Lansdale	Director	April 20, 2011

/s/ Ann S. Lieff Ann S. Lieff	Director	April 20, 2011

/s/ Frank O. Marrs Frank O. Marrs	Director	April 20, 2011

/s/ Jeffrey G. Shrader Jeffrey G. Shrader	Director	April 20, 2011

/s/ Dan Crow Dan Crow	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 20, 2011