Form 10-Q
period 2011-04-30
HASTINGS ENTERTAINMENT INC
filed 2011-06-08
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common Stock, $.01 par value per share	8,614,150 shares

HASTINGS ENTERTAINMENT, INC.
Form 10-Q
For the Quarterly Period Ended April 30, 2011

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
April 30, 2011 and January 31, 2011
(Dollars in thousands, except par value)

	April 30,	January 31,
	2011	2011
	(Unaudited)

Assets

Current assets:
Cash and cash equivalents	$6,040	$6,149
Merchandise inventories, net	148,340	146,636
Deferred income taxes	6,433	6,022
Prepaid expenses and other current assets	11,121	11,742

Total current assets	171,934	170,549
Rental assets, net of accumulated depreciation of $20,470 and $20,312 at April 30, 2011 and January 31, 2011, respectively	13,392	13,129
Property, equipment and improvements, net of accumulated depreciation of $208,027 and $204,225 at April 30, 2011 and January 31, 2011, respectively	40,774	41,588
Deferred income taxes	1,713	1,668
Intangible assets, net	391	391
Other assets	2,318	2,358

Total Assets	$230,522	$229,683

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$66,470	$60,555
Accrued expenses and other current liabilities	26,093	26,124

Total current liabilities	92,563	86,679
Long term debt	26,431	31,766
Other liabilities	6,703	6,512

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,614,150 shares outstanding at April 30, 2011; 11,944,544 shares issued and 8,743,550 shares outstanding at January 31, 2011	119	119
Additional paid-in capital	36,975	36,673
Retained earnings	89,002	88,589
Accumulated other comprehensive income	147	107
Treasury stock, at cost 3,330,394 shares and 3,200,994 shares at April 30, 2011 and January 31, 2011, respectively	(21,418)	(20,762)

Total Shareholders’ Equity	104,825	104,726

Total Liabilities and Shareholders’ Equity	$230,522	$229,683

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Operations
For the Three Months Ended April 30, 2011 and 2010
(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2011	2010

Merchandise revenue	$104,463	$108,125
Rental revenue	19,528	20,779
Gift card breakage revenue	146	194

Total revenues	124,137	129,098

Merchandise cost of revenue	72,120	74,426
Rental cost of revenue	7,285	7,705

Total cost of revenues	79,405	82,131

Gross profit	44,732	46,967

Selling, general and administrative expenses	43,710	45,436
Pre-opening expenses	58	—

Operating income	964	1,531

Other income (expense):
Interest expense	(202)	(132)
Other, net	19	20

Income before income taxes	781	1,419

Income tax expense	368	401

Net income	$413	$1,018

Basic income per share	$0.05	$0.11

Diluted income per share	$0.05	$0.11

Weighted-average common shares outstanding:
Basic	8,711	9,432
Dilutive effect of stock awards	211	236

Diluted	8,922	9,668

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended April 30, 2011 and 2010
(Dollars in thousands)

	Three Months Ended
	April 30,
	2011	2010

Cash flows from operating activities:
Net income	$413	$1,018
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	2,889	2,654
Purchases of rental assets	(5,869)	(5,980)
Property and equipment depreciation expense	4,155	4,321
Deferred income taxes	(456)	(637)
Loss on rental assets lost, stolen and defective	495	470
Loss on disposal or impairment of property and equipment, excluding rental assets	34	19
Non-cash stock-based compensation	302	143
Changes in operating assets and liabilities:
Merchandise inventories	519	(2,105)
Prepaid expenses and other current assets	621	756
Trade accounts payable	4,034	12,092
Accrued expenses and other current liabilities	(31)	(1,951)
Other assets and liabilities, net	271	(4)

Net cash provided by operating activities	7,377	10,796

Cash flows from investing activities:
Purchases of property, equipment, and improvements	(3,376)	(2,260)

Net cash used in investing activities	(3,376)	(2,260)

Cash flows from financing activities:
Borrowings under revolving credit facility	122,754	93,421
Repayments under revolving credit facility	(128,089)	(105,160)
Purchase of treasury stock	(656)	(959)
Change in cash overdraft	1,881	(187)
Proceeds from exercise of stock options	—	106

Net cash used in financing activities	(4,110)	(12,779)

Net decrease in cash and cash equivalents	(109)	(4,243)
Cash and cash equivalents at beginning of period	6,149	8,863

Cash and cash equivalents at end of period	$6,040	$4,620

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
1. Basis of Presentation
The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiary (“Hastings,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating earnings, is generated in the fourth fiscal quarter, which includes the holiday selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
The balance sheet at January 31, 2011 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2012 is referred to as fiscal year 2011.
2. Stock-Based Compensation
We have various stock incentive plans, which allow us to issue stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other awards. Stock-based compensation is discussed more fully in Note 12 in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
For the three months ended April 30, 2011 and 2010, we recognized approximately $0.3 million and $0.1 million, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, and restricted stock units.
As of April 30, 2011, we had 304,433 shares available to grant as stock-based compensation awards under our various stock incentive plans.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
3. Long-term Debt
On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with Bank of America, N.A., as agent, which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”). The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement prohibits the payment of dividends, includes certain other debt and acquisition limitations and requires a minimum availability of $10.0 million at all times. The Amended Agreement is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary.
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
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2011, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.
At April 30, 2011, we had approximately $61.9 million in excess availability, after the $10 million availability reserve, under the Amended Agreement. The average rates of interest incurred for the three months ended April 30, 2011 and 2010 were 2.6% and 1.9%, respectively. Deferred financing costs that were amortized into interest expense during the three months ended April 30, 2011 are excluded from the calculation of the average rate of interest for that period.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Income per Share
The computations for basic and diluted income per share are as follows:

	Three Months Ended April 30,
	2011	2010

Net income	$413	$1,018

Average shares outstanding:
Basic	8,711	9,432
Effect of stock awards	211	236

Diluted	8,922	9,668

Income per share:
Basic	$0.05	$0.11

Diluted	$0.05	$0.11

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended April 30,
	2011	2010
Shares of common stock underlying options	419	326

Exercise price range per share	$4.25 to $8.70	$3.53 to $12.26
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
At April 30, 2011 and January 31, 2011, we had approximately $1.5 million and $1.4 million, respectively, in assets which are carried at fair value on a recurring basis. These assets, which are reflected in Other Assets in the consolidated balance sheets, consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
Our long-term debt approximates fair value as of both April 30, 2011 and January 31, 2011, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into the Amended Agreement with Bank of America on July 22, 2010, at which time our current interest rates were determined. See Note 3 on Debt for a more detailed discussion of the Amended Agreement.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
6. Income Taxes
During the three months ended April 30, 2010, we recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service audit of our previously filed Federal tax returns. No discrete tax items were recorded during the three months ended April 30, 2011. Primarily as a result of this discrete tax benefit, the effective tax rate for the first quarter of fiscal 2011 increased to 47.1% compared to 28.3% for the first quarter of fiscal 2010.
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
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-ray, video games, video game consoles and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of April 30, 2011, we operated 146 superstores principally in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate one concept store, Sun Adventure Sports, located in Amarillo, Texas.
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
References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ending January 31, 2012 is referred to as fiscal 2011.

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
The costs of rental product purchased pursuant to revenue-sharing arrangements, which are recorded in rental cost of sales on the consolidated statements of operations, typically include a lower initial product cost than traditional rental purchases with a certain percentage of the net rental revenues shared with studios over an agreed period of time. Any up-front costs exceeding the designated salvage value are amortized on an accelerated basis, and revenue-sharing payments pursuant to the applicable arrangement are expensed as rental cost of sales as the related revenue is earned. Additionally, certain titles have performance guarantees. We analyze titles that are subject to performance guarantees and recognize an estimated expense for under-performing titles throughout the applicable period based upon our analysis of the estimated rental revenue shortfall. We revise these estimates on a monthly basis, based on actual results.
Impairment or Disposal of Long-Lived Assets. We evaluate under-performing stores on a quarterly basis to determine whether projected future cash flows over the remaining lease term are sufficient to recover the carrying value of the fixed asset investment in each individual store. If projected future cash flows are less than the carrying value of the fixed asset investment, an impairment charge is recognized if the estimated fair value is less than the carrying value of such assets. The carrying value of leasehold improvements, in addition to certain other property and equipment, is subject to impairment write-down.

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
Gift Card Breakage Revenue. We sell gift cards through each of our stores and through our web site www.goHastings.com. The gift cards we sell have no stated expiration dates or fees and are subject to potential escheatment rights in some of the jurisdictions in which we operate. Gift card liabilities are recorded as deferred revenue at the time of sale of such cards, with the costs of designing, printing and distributing the cards recorded as expense as incurred. Prior to the fourth quarter of fiscal 2009, the liability was relieved and revenue was recognized only upon redemption of the gift cards. Beginning in the fourth quarter of fiscal 2009, we had sufficient historical data to analyze gift card redemption patterns and a final determination of the escheatment laws applicable to our operations. As a result, during the fourth quarter of fiscal 2009, we recorded approximately $8.5 million of revenue related to the initial change in estimated breakage on gift cards we previously issued and sold. Subsequent to the initial change in estimate related to gift card breakage, gift card breakage revenue is recognized as gift cards are redeemed, based upon an analysis of the aging and utilization of gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations.

Results of Operations
The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended
	April 30,
	2011	2010

Merchandise revenue	84.2%	83.8%
Rental revenue	15.7	16.1
Gift card breakage revenue	0.1	0.1

Total revenues	100.0	100.0

Merchandise cost of revenue	69.0	68.8
Rental cost of revenue	37.3	37.1

Total cost of revenues	64.0	63.6

Gross profit	36.0	36.4

Selling, general and administrative expenses	35.2	35.2
Pre-opening expenses	—	—

Operating income	0.8	1.2

Other income (expense):
Interest expense	(0.2)	(0.1)
Other, net	—	—

Income before income taxes	0.6	1.1

Income tax expense	0.3	0.3

Net income	0.3%	0.8%

Summary of Superstore Activity(1)

	Three Months Ended		Year Ended
	April 30,		January 31,
	2011	2010	2011

Beginning number of stores	146	149	149
Openings	1	—	—
Closings	(1)	(2)	(3)

Ending number of stores	146	147	146

(1)	We operate one concept store, Sun Adventure Sports, which is not included in the summary of superstore activity.

Financial Results for the First Quarter of Fiscal Year 2011
Operating income was approximately $1.0 million for the first quarter of fiscal 2011 compared to approximately $1.5 million for the first quarter of fiscal 2010. Adjusted operating income, which excludes gift card breakage revenue and stock compensation expense, was approximately $1.1 million for the first quarter of fiscal 2011 compared to approximately $1.5 million in the first quarter of fiscal 2010. Earnings before interest, taxes, property and equipment depreciation expense and amortization (“EBITDA”) was approximately $5.1 million for the first quarter of fiscal 2011 compared to approximately $5.9 million for the first quarter of fiscal 2010. Adjusted EBITDA, which excludes gift card breakage revenue and stock compensation expense, was approximately $5.3 million for the first quarter of fiscal 2011 compared to approximately $5.8 million for the first quarter of fiscal 2010.
Reconciliations of non-GAAP financial measures to comparable GAAP financial measures are included in the tables following this section along with a discussion of why management believes these measures provide meaningful information regarding the Company’s performance.
Revenues. Total revenues for the first quarter decreased approximately $5.0 million, or 3.8%, to $124.1 million compared to $129.1 million for the first quarter of fiscal 2010. As of April 30, 2011, we operated one less superstore, as compared to April 30, 2010, and operated one concept store, Sun Adventure Sports, which opened during July 2010. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended April 30,
	2011		2010
		Percent		Percent	Decrease
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$104,463	84.2%	$108,125	83.8%	$(3,662)	-3.4%
Rental Revenue	19,528	15.7%	20,779	16.1%	(1,251)	-6.0%
Gift Card Breakage Revenue	146	0.1%	194	0.1%	(48)	-24.7%

Total Revenues	$124,137	100.0%	$129,098	100.0%	$(4,961)	-3.8%

Comparable-store revenues (“Comp”)

Total	-3.4%
Merchandise	-2.9%
Rental	-5.8%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended April 30,
	2011	2010
Trends	11.9%	8.9%
Hardback Café	5.2%	15.6%
Video Games	2.5%	25.2%
Music	1.3%	-4.8%
Electronics	-1.9%	4.1%
Consumables	-6.0%	9.4%
Movies	-6.5%	11.1%
Books	-9.1%	-1.2%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the internet and gift card breakage are not included, and closed stores are removed from each comparable period for the purpose of calculating Comps.

Trends Comps increased 11.9% for the quarter primarily driven by increased sales of new and used comics, apparel, “As Seen on TV” products including Pillow Pets, and strong sales of shaped rubber bands and collectible card games, such as Magic: The Gathering. The increase in new and used comic sales is primarily due to an expanded comic footprint in 126 stores. Key drivers in the apparel category included hats, jewelry, and bags. Hardback Café Comps increased 5.2% due to increased sales of specialty café drinks. Video Game Comps increased 2.5% primarily due to increased sales of video game consoles, used video games for the Microsoft XBOX 360, Nintendo Wii, and Sony Playstation 3, new and used video gaming accessories and new Microsoft XBOX 360 video games. These increases were partially offset by lower sales of new Sony Playstation 3 and Nintendo Wii video games. Sales of new Nintendo Wii games were impacted by low allocations of Nintendo first party titles. Music Comps increased 1.3% for the quarter due to increased sales of new CDs partially offset by lower sales of used CDs. Sales of new music, which have been in decline for several years, were up 4.6% for the first quarter. Sales of new music were positively impacted by the fact that we are now able to offer many new release CDs for less than $10. We have worked closely with vendors to negotiate lower product costs which significantly mitigate the negative impact on gross margins resulting from lower price points. Electronics Comps decreased 1.9% for the quarter resulting from lower sales of Blu-ray players and recordable media, partially offset by increased sales of iPods and MP3 players and increased sales of PC Accessories. Sales of Blu-ray players were negatively impacted by a lower average selling price during the current quarter as compared to the same period in the prior year. Consumables Comps decreased 6.0% for the quarter primarily driven by lower sales of fountain drinks and bottled drinks. Movies Comps decreased 6.5% for the quarter primarily due to lower sales of new DVDs, partially offset by increased sales of new and used DVD boxed set and used Blu-ray movies. Movie sales were negatively impacted by a 25% drop in box office value of movies that came to Blu-ray and DVD during the first quarter as compared to the same period in the prior year. Our top three selling movies during the current quarter generated approximately 54% less revenue than the top three selling movies during the comparable period in the prior year. Books Comps decreased 9.1% for the quarter primarily due to lower sales of new and used mass market books, trade paperbacks and hardbacks. Sales of new books, which decreased 8.6% for the quarter, were impacted by several books that were made into movies during the first quarter of fiscal 2010. The movie tie-ins helped drive sales of related books. Some titles with movie tie-ins during the first three months of fiscal 2010 included Rick Riordan’s Percy Jackson and the Olympians series, and Dear John and The Last Song by Nicholas Sparks. There were no comparable strong movie tie-ins during the current quarter. Sales of new books were also impacted by a weaker slate of new book releases as compared to the same period in the prior year and the increasing popularity of electronic book readers. One initiative we are currently working on to help address the increasing popularity of electronic book readers is to begin selling electronic books via our website, www.goHastings.com, by the end of the third quarter of fiscal 2011. Sales of used books, which decreased 19.6% for the quarter, were also impacted by the weaker slate of new book release which in turn led to a less favorable inventory of used titles. These decreases were partially offset by increased sales of value books, which increased 8.7% for the period.
Rental Comps decreased 5.8% for the quarter, primarily due to fewer rentals of DVDs and books on CD partially offset by increased rentals of games and Blu-ray movies. Rental Video Comps decreased 7.0% for the quarter and units rented decreased 9.0%. Rental Video Comps sales were negatively impacted by fewer titles released in the $20 million to $80 million gross box office range, which typically represent our best renters. Rental Video Game Comps increased 7.7%, and units rented increased 2.8%. We are currently exiting the Book on CD category of our rental business.
Gross Profit — Merchandise. For the first quarter, total merchandise gross profit dollars decreased approximately $1.4 million, or 4.2%, to $32.3 million from $33.7 million for the same period in the prior year, primarily due to lower revenues. As a percentage of total merchandise revenue, merchandise gross profit decreased to 31.0% for the quarter compared to 31.2% for the same period in the prior year, resulting primarily from increased costs to return products partially offset by lower shrinkage expense. The decrease in shrinkage expense is a direct result of our comprehensive store audit program that assesses store level execution and controls designed to reduce shrink, with a strong focus on our high-shrinkage stores.
Gross Profit — Rental. For the first quarter, total rental gross profit dollars decreased approximately $0.9 million, or 6.9%, to $12.2 million from $13.1 million for the same period in the prior year, primarily due to lower revenues. As a percentage of total rental revenue, rental gross profit decreased to 62.7% for the quarter compared to 62.9% for the same period in the prior year.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A remained consistent for the first quarter at 35.2%. SG&A decreased approximately $1.7 million during the quarter, or 3.7%, to $43.7 million compared to $45.4 million for the same quarter last year. The primary drivers of the decrease in total SG&A included a decrease of approximately $0.8 million in store advertising expense, a decrease of approximately $0.3 million in store labor costs, and a decrease of approximately $0.2 million in depreciation expense.

Interest Expense. For the first quarter, interest expense increased approximately $0.1 million, or 100%, to $0.2 million, compared to $0.1 million for the same period in the prior year, primarily as a result of higher interest rates incurred under our Amended and Restated Loan and Security Agreement partially offset by lower average debt levels outstanding during the quarter. The average rate of interest charged for the quarter increased to 2.6% compared to 1.9% for the same period in the prior year.
Income Tax Expense. During the three months ended April 30, 2010, the Company recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service audit of the Company’s previously filed Federal tax returns. No discrete tax items were recorded during the three months ended April 30, 2011. Primarily as a result of this discrete tax benefit, the effective tax rate for the first quarter of fiscal 2011 increased to 47.1% compared to 28.3% for the first quarter of fiscal 2010.
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

	Three months ended April 30,
	2011	2010
Net cash provided by operating activities	$7,377	$10,796
Purchase of property, equipment and improvements, net	(3,376)	(2,260)

Free cash flow	$4,001	$8,536

EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before interest expense (net), income tax expense (benefit), property and equipment depreciation expense and amortization. Adjusted EBITDA, as presented herein, is EBITDA excluding gift card breakage revenue, stock-based compensation expense and store asset impairments. The following table reconciles net income (loss), a GAAP financial measure, to EBITDA and adjusted EBITDA, non-GAAP financial measures (in thousands):

	Three months ended April 30,
	2011	2010
Net income	$413	$1,018
Adjusted for
Interest expense, net	202	132
Income tax expense	368	401
Property and equipment depreciation expense	4,155	4,321

EBITDA	5,138	5,872

Gift card breakage revenue	(146)	(194)
Non-cash stock-based compensation	302	143

Adjusted EBITDA	$5,294	$5,821

Adjusted Operating Income (Loss)
Adjusted operating income (loss) is defined as operating income (loss) excluding gift card breakage revenue, stock based compensation expense and store asset impairments. The following table reconciles operating income (loss), a GAAP financial measure, to adjusted operating income (loss), a non-GAAP financial measure (in thousands):

	Three months ended April 30,
	2011	2010
Operating income	$964	$1,531
Adjusted for
Gift card breakage revenue	(146)	(194)
Non-cash stock-based compensation	302	143

Adjusted operating income	$1,120	$1,480

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
Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first quarters of fiscal 2011 and 2010 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, and store reformations for the next twelve months.

At April 30, 2011, total outstanding debt was approximately $26.4 million. We project our outstanding debt level will be in the range of $23.0 million to $25.0 million by the end of fiscal 2011. At April 30, 2011, we had approximately $61.9 million in excess availability, after the $10 million availability reserve, under the Amended Agreement (as defined below).
Consolidated Cash Flows
Operating Activities. Net cash provided by operating activities totaled approximately $7.4 million for the first quarter, compared to $10.8 million for the first quarter of fiscal 2010. Net income for the quarter was approximately $0.4 million compared to $1.0 million for the first quarter of the prior period. Merchandise inventories decreased approximately $0.5 million for the current quarter, compared to an increase of $2.1 million during the same period in fiscal 2010, primarily due to lower revenues during the current period and a continued focus on inventory management. Trade accounts payable increased $4.0 million for the current quarter compared to an increase of $12.1 million during the same period in fiscal 2010, primarily due to the difference in inventory build between the periods and variance in the timing of payments to vendors. Merchandise inventories, net of trade accounts payable increased approximately $4.6 million for the current three months compared to an increase of $10.0 million for the same period in the prior year. Accrued expenses and other liabilities decreased approximately $31,000 during the quarter compared to a decrease of $2.0 million during the same period in fiscal 2010 primarily due to the timing of payments of federal income taxes and sales taxes. For fiscal 2011, we estimate net cash provided by operations of approximately $25.0 to $27.0 million. The expected increase from fiscal 2010 net cash provided by operations to estimated fiscal 2011 net cash provided by operations results primarily from projected changes in various balance sheet accounts and a projected increase in net income for fiscal 2011, partially offset by projected increases in the purchase of rental inventory during fiscal 2011.
Investing Activities. Net cash used in investing activities increased approximately $1.1 million from $2.3 million for the three months ended April 30, 2010, to $3.4 million for the three months ended April 30, 2011. This increase was primarily due to increased expenditures related to a new store opened during the current quarter. For fiscal 2011, we project capital expenditures to be approximately $16.1 million. The planned increase is primarily due to increased expenditures related to our plans to open three stores, remodel three stores and relocate two stores during fiscal 2011.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the three months ended April 30, 2011, cash used in financing activities was approximately $4.1 million compared to cash used in financing activities of $12.8 million for the three months ended April 30, 2010. For the current three months, net repayments to our revolving credit facility were approximately $5.3 million compared to net repayments of approximately $11.7 million for same period in the prior year. Changes in our cash overdraft position increased from a use of $0.2 million for the three months ended April 30, 2010 to cash provided of $1.9 million for the three months ended April 30, 2011, due to the timing of payments issued to vendors during the period. The Company purchased approximately $0.7 million of treasury stock during the three months ended April 30, 2011 compared to $1.0 million during the three months ended April 30, 2010.
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

Capital Structure. On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement (the “Amended Agreement”) with Bank of America, N.A., as agent, which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”). The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement prohibits the payment of dividends, includes certain other debt and acquisition limitations and requires a minimum availability of $10.0 million at all times. The Amended Agreement is secured by substantially all of the assets of the Company and our subsidiary and is guaranteed by our subsidiary.
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
At April 30, 2011, we had approximately $61.9 million in excess availability, after the $10 million availability reserve, under the Amended Agreement. We expect to have approximately $60.0 million to $63.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2012. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest incurred for the three months ended April 30, 2011 and 2010 were 2.6% and 1.9%, respectively. Deferred financing costs that were amortized into interest expense during the three months ended April 30, 2011 are excluded from the calculation of the average rate of interest for that period.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2011, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.
At April 30, 2011, our minimum lease commitments for the remainder of fiscal 2011 were approximately $18.1 million. Total existing minimum operating lease commitments for fiscal years 2011 through 2026 were approximately $164.2 million as of April 30, 2011.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of April 30, 2011, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At April 30, 2011, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Seasonality
As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating income, is generated in the fourth fiscal quarter, which includes the holiday selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of the fourth quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses that may have been incurred in the first three quarters of the year. We experience reduced rental activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games or the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music, video and video game titles, as well as the popularity of electronics and trends merchandise, the cost of new release or “best renter” titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events and other factors that may affect our operations.

ITEM 3	— QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based, at our option, on the lender’s Base Rate or LIBOR, plus a specified percentage. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2011 outstanding balance of the variable rate debt would be approximately $0.3 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

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
There has not been any change in our internal control over financial reporting during our fiscal quarter ended April 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1	— LEGAL PROCEEDINGS.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A	— RISK FACTORS.
Our Annual Report on Form 10-K for the fiscal year ended January 31, 2011 includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.

ITEM 2	— UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of common stock for the three months ended April 30, 2011 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total number of	value of shares that
		Average	shares purchased	may yet be
	Total number	price	as part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
Period	purchased (1)	share	or programs	programs (2)
February 1, 2011 through February 28, 2011	—	—	—	N/A
March 1, 2011 through March 31, 2011	32,200	4.91	32,200	N/A
April 1, 2011 through April 30, 2011	97,200	5.10	97,200	N/A

Total	129,400	$5.05	129,400	$7,611,491

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

(2)	A total of 4,808,040 shares have been purchased under the repurchase plan at a total cost of approximately $29.9 million, or approximately $6.22 per share.

ITEM 6	— EXHIBITS.
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

(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

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

HASTINGS ENTERTAINMENT, INC
Date: June 8, 2011	/s/ Dan Crow
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

(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.

(3)
Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(4)	Filed herewith.