Form 10-Q
period 2011-07-31
HASTINGS ENTERTAINMENT INC
filed 2011-09-09
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011

Common Stock, $.01 par value per share	8,608,956 shares

HASTINGS ENTERTAINMENT, INC.
Form 10-Q
For the Quarterly Period Ended July 31, 2011

PART I — FINANCIAL INFORMATION

ITEM 1	— FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
July 31, 2011 and January 31, 2011
(Dollars in thousands, except par value)

	July 31,	January 31,
	2011	2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$7,277	$6,149
Merchandise inventories, net	158,067	146,636
Deferred income taxes	6,237	6,022
Prepaid expenses and other current assets	12,756	11,742

Total current assets	184,337	170,549
Rental assets, net of accumulated depreciation of $20,372 and $20,312 at July 31, 2011 and January 31, 2011, respectively	13,056	13,129
Property, equipment and improvements, net of accumulated depreciation of $211,325 and $204,225 at July 31, 2011 and January 31, 2011, respectively	41,092	41,588
Deferred income taxes	421	1,668
Intangible assets, net	391	391
Other assets	2,267	2,358

Total Assets	$241,564	$229,683

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$62,690	$60,555
Accrued expenses and other current liabilities	25,424	26,124

Total current liabilities	88,114	86,679
Long term debt	45,955	31,766
Other liabilities	6,712	6,512

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,608,956 shares outstanding at July 31, 2011; 11,944,544 shares issued and 8,743,550 shares outstanding at January 31, 2011	119	119
Additional paid-in capital	36,935	36,673
Retained earnings	84,947	88,589
Accumulated other comprehensive income	118	107
Treasury stock, at cost 3,335,588 shares and 3,200,994 shares at July 31, 2011 and January 31, 2011, respectively	(21,336)	(20,762)

Total Shareholders’ Equity	100,783	104,726

Total Liabilities and Shareholders’ Equity	$241,564	$229,683

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended July 31, 2011 and 2010
(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Merchandise revenue	$92,828	$98,588	$197,291	$206,713
Rental revenue	17,423	20,349	36,951	41,128
Gift card breakage revenue	284	194	430	388

Total revenues	110,535	119,131	234,672	248,229

Merchandise cost of revenue	63,889	66,869	136,009	141,295
Rental cost of revenue	6,886	7,607	14,171	15,312

Total cost of revenues	70,775	74,476	150,180	156,607

Gross profit	39,760	44,655	84,492	91,622

Selling, general and administrative expenses	44,717	44,642	88,427	90,078
Pre-opening expenses	154	—	212	—

Operating income (loss)	(5,111)	13	(4,147)	1,544

Other income (expense):
Interest expense	(287)	(189)	(489)	(321)
Other, net	118	25	137	45

Income (loss) before income taxes	(5,280)	(151)	(4,499)	1,268

Income tax expense (benefit)	(1,225)	(69)	(857)	332

Net income (loss)	$(4,055)	$(82)	$(3,642)	$936

Basic income (loss) per share	$(0.47)	$(0.01)	$(0.42)	$0.10

Diluted income (loss) per share	$(0.47)	$(0.01)	$(0.42)	$0.10

Weighted-average common shares outstanding:
Basic	8,600	9,090	8,655	9,258
Dilutive effect of stock awards	—	—	—	290

Diluted	8,600	9,090	8,655	9,548

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended July 31, 2011 and 2010
(Dollars in thousands)

	Six Months Ended
	July 31,
	2011	2010

Cash flows from operating activities:
Net income (loss)	$(3,642)	$936
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Rental asset depreciation expense	5,923	5,697
Purchases of rental assets	(12,163)	(12,129)
Property, equipment and improvements depreciation expense	8,674	8,624
Deferred income taxes	1,025	(709)
Loss on rental assets lost, stolen and defective	872	981
Loss on disposal or impairment of property and equipment, excluding rental assets	59	26
Non-cash stock-based compensation	639	337
Changes in operating assets and liabilities:
Merchandise inventories	(5,988)	34
Prepaid expenses and other current assets	(1,014)	(528)
Trade accounts payable	1,750	2,163
Accrued expenses and other current liabilities	(685)	(2,266)
Excess tax benefit from stock-based compensation	(15)	(37)
Other assets and liabilities, net	377	(52)

Net cash provided by (used in) operating activities	(4,188)	3,077

Cash flows from investing activities:
Purchases of property, equipment and improvements	(8,239)	(5,483)

Net cash used in investing activities	(8,239)	(5,483)

Cash flows from financing activities:
Borrowings under revolving credit facility	265,053	263,344
Repayments under revolving credit facility	(250,864)	(257,644)
Purchase of treasury stock	(979)	(4,401)
Change in cash overdraft	385	(995)
Deferred financing costs paid	(68)	(549)
Proceeds from exercise of stock options	13	178
Excess tax benefit from stock-based compensation	15	37

Net cash provided by (used in) financing activities	13,555	(30)

Net increase (decrease) in cash and cash equivalents	1,128	(2,436)
Cash and cash equivalents at beginning of period	6,149	8,863

Cash and cash equivalents at end of period	$7,277	$6,427

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
2. Stock-Based Compensation
We have various stock incentive plans, which allow us to issue stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other awards. Stock-based compensation is discussed more fully in Note 12 to the Audited Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
For the three months ended July 31, 2011 and 2010, we recognized approximately $0.3 million and $0.1 million, respectively, of stock-based compensation expense. For the six months ended July 31, 2011 and 2010, we recognized approximately $0.6 million and $0.3 million, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, and restricted stock units.
As of July 31, 2011, we had 307,021 shares available to grant as stock-based compensation awards under our various stock incentive plans.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
3. Long-term Debt
On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”), and on July 21, 2011, we entered into an amendment (the “First Amendment”) to the Amended Agreement with Bank of America, N.A (collectively, the “Amended Agreement”). The First Amendment increased the revolving credit facility from $100 million to $115 million increased our borrowing base, lowered our interest rates, and allowed for the payment of dividends, which was previously prohibited under the Amended Agreement. The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement includes certain debt and acquisition limitations and requires a minimum availability of 10% of the lesser of (a) the Borrowing Base, and (b) the Revolving Credit Ceiling, provided however that we must also maintain Availability that is greater than or equal to $10 million at all times. Our obligations under the Amended Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.
The amount outstanding under the Amended Agreement is limited by a borrowing base predicated on the sum of (a) 85% of Eligible Credit Card Receivables plus (b) either (i) at all times during the year, other than those stated in (ii), 90% of the liquidation value of eligible inventory or (ii) from September 1st through and including December 27th of each year, 92.5% of the liquidation value of eligible inventory, less (c) Availability Reserves (each term as defined in the Amended Agreement and First Amendment), and is limited to a ceiling of $115 million, less a minimum availability reserve that is greater than or equal to 10% of the lesser of (a) the Borrowing Base, and (b) the Revolving Credit Ceiling, provided however that we must also maintain Availability that is greater than or equal to $10 million at all times. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves.
Interest under the Amended Agreement will accrue, at our election, at a Base Rate or Libor Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Amended Agreement, with the Applicable Margin for Libor Rate loans ranging from 2.00% to 2.50% and the Applicable Margin for Base Rate loans ranging from 1.00% to 1.50%. In addition, unused line fees ranging from 0.30% to 0.375% (determined by reference to the level of usage under the Amended Agreement) are also payable on unused commitments.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2011, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.
At July 31, 2011, we had approximately $57.2 million in excess availability, after the availability reserve, under the Amended Agreement. The average rates of interest incurred for the three months ended July 31, 2011 and 2010 were 2.6% and 2.1%, respectively. The average rates of interest incurred for the six months ended July 31, 2011 and 2010 were 2.6% and 2.0%, respectively. Deferred financing costs that were amortized into interest expense during the three and six months ended July 31, 2011 are excluded from the calculation of the average rate of interest for each respective period.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Income per Share
The computations for basic and diluted income per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010

Net income (loss)	$(4,055)	$(82)	$(3,642)	$936

Average shares outstanding:
Basic	8,600	9,090	8,655	9,258
Effect of stock awards	—	—	—	290

Diluted	8,600	9,090	8,655	9,548

Income (loss) per share:
Basic	$(0.47)	$(0.01)	$(0.42)	$0.10

Diluted	$(0.47)	$(0.01)	$(0.42)	$0.10

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2011	2010	2011	2010
Shares of common stock underlying options	783	637	783	233

Exercise price range per share	$1.69 to $8.70	$1.69 to $8.70	$1.69 to $8.70	$4.25 to $8.70
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
At July 31, 2011 and January 31, 2011, we had approximately $1.5 million and $1.4 million, respectively, in assets which are carried at fair value on a recurring basis. These assets, which are reflected in Other Assets in the consolidated balance sheets, consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
Our long-term debt approximates fair value as of both July 31, 2011 and January 31, 2011, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into the First Amendment with Bank of America on July 21, 2011, at which time our current interest rates were determined. See Note 3 on Debt for a more detailed discussion of the Amended Agreement.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
6. Income Taxes
The effective tax rate for the three months ended July 31, 2011 was (23.2%), as compared to (45.7%) for the same period in the prior year. This rate difference resulted primarily from the relationship between permanent book to tax differences incurred (which typically stay consistent for each quarter in a fiscal year) in comparison to the level of book loss before taxes for the respective quarters. The rate was also affected by certain state margin and other franchise related taxes that are not based on income or loss before taxes and as such remain consistent between the periods while the Company’s loss before taxes was significantly more than the same period in the prior year.
The effective tax rate for the six months ended July 31, 2011 was (19.1%) compared to 26.2% for the same period in the prior year. This rate difference resulted primarily from the relationship between permanent book to tax differences incurred in comparison to the level of book income or loss before taxes for the respective periods. The rate was also affected by certain state margin and other franchise related taxes that are not based on income or loss before taxes and as such remain consistent between the periods while the Company’s loss before taxes was significantly more than the same period in the prior year. During the six months ended July 31, 2010, we recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service audit of our previously filed Federal tax returns.
7. Litigation and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
8. Recent Accounting Pronouncements
During June 2011, the Financial Accounting Standards Board issued ASU 2011-05: Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”) which amends existing guidance to allow companies two choices of how to present items of net income (loss), items of other comprehensive income (loss) and total comprehensive income (loss): (1) in one continuous statement of comprehensive income (loss) or (2) in two separate consecutive statements. Under the new guidance, companies will no longer be allowed to present other comprehensive income (loss) in the statement of stockholder’s equity. Also, companies will be required to present the components of other comprehensive income (loss) in their interim and annual financial statements. ASU 2011-05 requires retrospective application and is effective, for public companies, for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05 beginning with fiscal 2012 and does not anticipate any material impact on the Company’s consolidated financial statements.

ITEM 2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Forward-looking Statements
Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general opinions about future operating results are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the degree to which we enter into and maintain vendor relationships; the challenging times that the U.S. and global economies are currently experiencing, the effects of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers, and the possibility that general economic conditions could deteriorate further; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; the effect of inclement weather on the ability of consumers to reach our stores and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-ray, video games, video game consoles and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of July 31, 2011, we operated 145 superstores principally in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate two concept stores, Sun Adventure Sports, in Amarillo, Texas and TRADESMART, in Littleton, Colorado.
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

Income Taxes. In determining net income (loss), we make certain estimates and judgments in the calculation of the tax provision and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable earnings in the year when we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities on any change in income tax rates in the period that includes the enactment date.
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

	Three Months Ended		Six Months Ended
	July 31,		July 31,
	2011	2010	2011	2010

Merchandise revenue	84.0%	82.8%	84.1%	83.3%
Rental revenue	15.8	17.1	15.7	16.6
Gift card breakage revenue	0.2	0.1	0.2	0.1

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	68.8	67.8	68.9	68.4
Rental cost of revenue	39.5	37.4	38.4	37.2

Total cost of revenues	64.0	62.5	64.0	63.1

Gross profit	36.0	37.5	36.0	36.9

Selling, general and administrative expenses	40.5	37.5	37.7	36.3
Pre-opening expenses	0.1	—	0.1	—

Operating income (loss)	(4.6)	—	(1.8)	0.6

Other income (expense):
Interest expense	(0.3)	(0.2)	(0.2)	(0.1)
Other, net	0.1	—	0.1	—

Income (loss) before income taxes	(4.8)	(0.2)	(1.9)	0.5

Income tax expense (benefit)	(1.1)	(0.1)	(0.3)	0.1

Net income (loss)	(3.7)%	(0.1)%	(1.6)%	0.4%

Summary of Superstore Activity(1)

	Three Months Ended		Six Months Ended		Year Ended
	July 31,		July 31,		January 31,
	2011	2010	2011	2010	2011

Beginning number of stores	146	147	146	149	149
Openings	—	—	1	—	—
Closings	(1)	—	(2)	(2)	(3)

Ending number of stores	145	147	145	147	146

(1)
As of July 31, 2011, we operated one concept store, Sun Adventure Sports, which was not included in the summary of superstore activity. Our second concept store, TRADESMART, was opened on August 1, 2011.

Financial Results for the Second Quarter of Fiscal Year 2011
Operating loss and adjusted operating loss were approximately $5.1 million for the second quarter of fiscal 2011 compared to operating income and adjusted operating income of approximately $13,000 for the second quarter of fiscal 2010. Adjusted operating income (loss) excludes gift card breakage revenue and stock compensation expense. Earnings before interest, taxes, property and equipment depreciation expense and amortization (“EBITDA”) was approximately ($0.5 million) for the second quarter of fiscal 2011 compared to approximately $4.3 million for the second quarter of fiscal 2010. Adjusted EBITDA, which excludes gift card breakage revenue and stock compensation expense, was approximately ($0.4 million) for the second quarter of fiscal 2011 compared to approximately $4.3 million for the second quarter of fiscal 2010.
Reconciliations of non-GAAP financial measures to comparable GAAP financial measures are included in the tables following this section along with a discussion of why management believes these measures provide meaningful information regarding the Company’s performance.
Revenues. Total revenues for the second quarter decreased approximately $8.6 million, or 7.2%, to $110.5 million compared to $119.1 million for the second quarter of fiscal 2010. As of July 31, 2011, we operated two fewer superstores, as compared to July 31, 2010. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended July 31,
	2011		2010		Increase (Decrease)
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$92,828	84.0%	$98,588	82.8%	$(5,760)	-5.8%
Rental Revenue	17,423	15.8%	20,349	17.1%	(2,926)	-14.4%
Gift Card Breakage Revenue	284	0.2%	194	0.1%	90	46.4%

Total Revenues	$110,535	100.0%	$119,131	100.0%	$(8,596)	-7.2%

Comparable-store revenues (“Comp”)

Total	-8.1%
Merchandise	-6.6%
Rental	-15.1%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended July 31,
	2011	2010
Trends	9.9%	11.0%
Electronics	5.6%	0.8%
Hardback Café	3.8%	10.0%
Video Games	-5.1%	23.3%
Music	-5.7%	-7.5%
Books	-9.4%	-1.8%
Consumables	-9.7%	4.1%
Movies	-11.4%	9.3%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Sales via the internet and gift card breakage are not included, and closed stores are removed from each comparable period for the purpose of calculating Comps.

Trends Comps increased 9.9% for the quarter primarily driven by increased sales of apparel, action figures, comics, novelty items and collectible card games such as Magic: The Gathering. Key drivers in the apparel category included jewelry and hats. Key drivers in the novelty category included assorted tween merchandise, movie memorabilia items, and lighting and barware. Electronics Comps increased 5.6% for the quarter resulting from increased sales of refurbished iPods and headphones, partially offset by lower sales of other MP3 accessories. Hardback Café Comps increased 3.8% due to increased sales of specialty café drinks, primarily blended and iced drinks. Video Game Comps decreased 5.1% primarily due to lower sales of video game consoles, new Nintendo Wii video games, and older generation video games. These decreases were partially offset by increased sales of new and used games for the Microsoft XBOX 360 and Sony Playstation. Music Comps decreased 5.7% for the quarter due to lower sales of new and used CD’s. Books Comps decreased 9.4% for the quarter primarily due to lower sales of new and used mass market books and trade paperbacks, new hardbacks and magazines, partially offset by increased sales of used hardbacks and value books. Sales of new books, which decreased 8.1% for the quarter, were impacted by a weaker slate of titles released during the current quarter and the increasing popularity of electronic book readers. Sales of used books, which decreased 12.1% for the quarter, were also impacted by the weaker slate of new book release which in turn led to a less favorable inventory of used titles. These decreases were partially offset by a 2.1% increase in sales of value books. Consumables Comps decreased 9.7% for the quarter primarily driven by lower sales of bottled drinks and promotional candies. Movies Comps decreased 11.4% for the quarter primarily due to lower sales of new and used DVDs and DVD boxed sets, partially offset by increased sales of new and used Blu-ray movies. Our top three selling movies during the current quarter generated approximately 20% less revenue than the top three selling movies during the comparable period in the prior year.
Rental Comps decreased 15.1% for the quarter, primarily due to fewer rentals of DVDs partially offset by increased rentals of Blu-ray movies and a slight increase in rentals of video games. Rental Video Comps decreased 16.4% for the quarter and units rented decreased 16.9%. Rental Video Comps were negatively impacted by a lower quality of new releases during the current period and by competitor rental kiosks and subscription-based rental services. Rental Video Game Comps decreased 0.4%, and units rented decreased 3.3%
Gross Profit — Merchandise. For the second quarter, total merchandise gross profit dollars decreased approximately $2.8 million, or 8.8%, to $28.9 million from $31.7 million for the same period in the prior year, primarily due to lower revenues, along with lower margin rates. As a percentage of total merchandise revenue, merchandise gross profit decreased to 31.2% for the quarter compared to 32.2% for the same period in the prior year, resulting primarily from increased promotions during the quarter and a shift in mix of revenues by category as compared to the prior year, partially offset by lower shrinkage expense, lower costs to return products and lower markdown expense. The decrease in shrinkage expense is a direct result of our comprehensive store audit program that assesses store level execution and controls designed to reduce shrink, with a strong focus on our high-shrinkage stores.
Gross Profit — Rental. For the second quarter, total rental gross profit dollars decreased approximately $2.2 million, or 17.3%, to $10.5 million from $12.7 million for the same period in the prior year, primarily due to lower revenues. As a percentage of total rental revenue, rental gross profit decreased to 60.5% for the quarter compared to 62.6% for the same period in the prior year, also primarily due to lower revenues.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 40.5% for the second quarter compared to 37.5% for the same period in the prior year due to deleveraging resulting from lower revenues. SG&A increased approximately $0.1 million during the quarter, or 0.2%, to $44.7 million compared to $44.6 million for the same quarter last year. The main drivers increasing SG&A included an increase in maintenance costs of approximately $0.2 million, an increase of approximately $0.3 million in store occupancy costs, and an increase of approximately $0.2 million in new store expenses due to the opening of our new concept store, TRADESMART. These increases were primarily offset by a decrease in bonuses under our corporate officer and management bonus incentive programs of approximately $0.3 million as compared to the prior year due to the fact that no bonuses were earned for the first half of fiscal 2011.
Interest Expense. For the second quarter, interest expense increased approximately $0.1 million, or 50.0%, to $0.3 million, compared to $0.2 million for the same period in the prior year, primarily as a result of higher interest rates incurred during the quarter. The average rate of interest charged for the second quarter increased to 2.6% compared to 2.1% for the same period in the prior year.

Income Tax Expense. The effective tax rate for the three months ended July 31, 2011 was (23.2%), as compared to (45.7%) for the same period in the prior year. This rate difference resulted primarily from the relationship between permanent book to tax differences incurred (which typically stay consistent for each quarter in a fiscal year) in comparison to the level of book loss before taxes for the respective quarters. The rate was also affected by certain state margin and other franchise related taxes that are not based on income or loss before taxes and as such remain consistent between the periods while the Company’s loss before taxes was significantly more than the same period in the prior year.
Financial Results for the Six Months Ended July 31, 2011
Operating loss was approximately $4.1 million for the six months ended July 31, 2011 compared to operating income of approximately $1.5 million for the same period in the prior year. Adjusted operating loss, which excludes gift card breakage revenue and stock compensation expense, was approximately $3.9 million for the current six month period compared to adjusted operating income of approximately $1.5 million for the same period in the prior year. Earnings before interest, taxes, property and equipment depreciation expense and amortization (“EBITDA”) was approximately $4.7 million for the six months ended July 31, 2011 compared to approximately $10.2 million for the same period in the prior year. Adjusted EBITDA, which excludes gift card breakage revenue and stock compensation expense, was approximately $4.9 million for the current six month period compared to approximately $10.2 million for the same period in the prior year.
Revenues. Total revenues for the six months ended July 31, 2011 decreased approximately $13.5 million, or 5.5%, to $234.7 million compared to $248.2 million for the six months ended July 31, 2010. The following is a summary of our revenues results (dollars in thousands):

	Six Months Ended July 31,
	2011		2010		Increase (Decrease)
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$197,291	84.1%	$206,713	83.3%	$(9,422)	-4.6%
Rental Revenue	36,951	15.7%	41,128	16.6%	(4,177)	-10.2%
Gift Card Breakage Revenue	430	0.2%	388	0.1%	42	10.8%

Total Revenues	$234,672	100.0%	$248,229	100.0%	$(13,557)	-5.5%

Comparable-store revenues (“Comp”)

Total	-5.6%
Merchandise	-4.7%
Rental	-10.4%
Below is a summary of the Comp results for our major merchandise categories:

	Six Months Ended July 31,
	2011	2010
Trends	10.9%	9.9%
Hardback Café	4.6%	12.9%
Electronics	1.1%	2.7%
Video Games	-0.9%	24.4%
Music	-2.1%	-6.1%
Consumables	-7.8%	6.8%
Movies	-8.8%	10.3%
Books	-9.3%	-1.5%

Trends Comps increased 10.9% for the period primarily driven by increased sales of apparel, new and used comics, As Seen on TV products such as Pillow Pets and shaped rubber bands, and collectible card games such as Magic: The Gathering. Key drivers in the apparel category for the period included hats, jewelry and bags. Hardback Café Comps increased 4.6% due to increased sales of specialty café drinks. Electronics Comps increased 1.1% for the period resulting from increased sales of refurbished iPods, partially offset by lower sales of Blu-ray players. Video Game Comps decreased 0.9% primarily due to lower sales of new Nintendo Wii games and used video game consoles partially offset by increased sales of new and used games for the Microsoft XBOX 360 and gaming accessories. Sales of new Nintendo Wii games were directly impacted by low allocations of Nintendo first-party titles. Music Comps decreased 2.1% for the period due to lower sales of used CDs and music DVDs, partially offset by a slight increase in sales of new CDs. Consumables Comps decreased 7.8% for the period primarily driven by lower sales of bottled and fountain drinks. Movies Comps decreased 8.8% for the period primarily due to lower sales of new and used DVDs and DVD boxed sets, partially offset by increased sales of new and used Blu-ray movies. Movie sales were negatively impacted by a 17% drop in box office value of movies that came to Blu-ray and DVD during the current period as compared to the same period in the prior year, along with a lower quality of new releases during the current period. Books Comps decreased 9.3% for the period primarily due to lower sales of new mass market books, hardbacks and trade paperbacks and lower sales of magazines. Sales of new and used books were impacted by a weaker slate of titles released during the period and the increasing popularity of electronic book readers. These decreases were partially offset by a slight lift in used hardback sales and value books.
Rental Comps decreased 10.4% for the period, primarily due to fewer rentals of DVDs partially offset by an increase in rentals of Blu-ray movies and video games. Rental Video Comps decreased 12.1% for the period and units rented decreased 12.9%. Rental Video Comps sales were negatively impacted by fewer titles released in the $20 million to $80 million gross box office range, which typically represent our best renters, by a lower quality of new releases during the current period and by competitor rental kiosks and subscription-based rental services. Rental Video Game Comps increased 3.8%, and units rented decreased 0.3%.
Gross Profit — Merchandise. For the current six months, total merchandise gross profit dollars decreased approximately $4.1 million, or 6.3%, to $61.3 million from $65.4 million for the same period in the prior year, primarily due to lower revenues, along with lower margin rates. As a percentage of total merchandise revenue, merchandise gross profit decreased to 31.1% for the current six months, compared to 31.6% for the same period in the prior year, primarily due to increased promotions and increased costs to return products, partially offset by lower shrinkage expense and lower markdown expense. The decrease in shrinkage expense is a direct result of our comprehensive store audit program that assesses store level execution and controls designed to reduce shrink, with a strong focus on our high-shrinkage stores.
Gross Profit — Rental. For the current six months, total rental gross profit dollars decreased approximately $3.0 million, or 11.6%, to $22.8 million from $25.8 million for the same period in the prior year primarily due to lower revenues. As a percentage of total rental revenue, rental gross profit decreased to 61.6% for the current six month period compared to 62.8% for the same period in the prior year, also primarily as a result of lower rental revenues.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 37.7% for the current six months compared to 36.3% for the same period in the prior year primarily due to deleveraging resulting from lower revenues. SG&A decreased approximately $1.7 million, or 1.9%, to $88.4 million compared to $90.1 million for the same period last year. The main drivers of the decrease in SG&A included a decrease in bonuses under our bonus incentive programs of approximately $0.6 million, a decrease in associate health insurance costs of approximately $0.4 million, and a decrease in advertising expenses of approximately $0.6 million.
Interest Expense. For the current six months, interest expense increased approximately $0.2 million, or 66.7%, to $0.5 million, compared to $0.3 million for the same period in the prior year primarily as a result of higher interest rates. The average rate of interest charged for the current six months increased to 2.6% compared to 2.0% for the same period in the prior year.
Income Tax Expense. The effective tax rate for the six months ended July 31, 2011 was (19.1%) compared to 26.2% for the same period in the prior year. This rate difference resulted primarily from the relationship between permanent book to tax differences incurred in comparison to the level of book income or loss before taxes for the respective periods. The rate was also affected by certain state margin and other franchise related taxes that are not based on income or loss before taxes and as such remain consistent between the periods while the Company’s loss before taxes was significantly more than the same period in the prior year. During the six months ended July 31, 2010, we recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service audit of our previously filed Federal tax returns.

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
Free Cash Flow
Management defines free cash flow as net cash provided by (used in) operating activities for the period less purchases of property, equipment and improvements during the period. Purchases of property, equipment and improvements during the period are netted with any proceeds received from insurance on casualty loss that are directly related to the reinvestment of new capital expenditures. The following table reconciles net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure (in thousands):

	Six months ended July 31,
	2011	2010
Net cash provided by (used in) operating activities	$(4,188)	$3,077
Purchase of property, equipment and improvements, net	(8,239)	(5,483)

Free cash flow	$(12,427)	$(2,406)

EBITDA and Adjusted EBITDA
EBITDA is defined as net income (loss) before interest expense (net), income tax expense (benefit), property, equipment and impairments depreciation expense and amortization. Adjusted EBITDA, as presented herein, is EBITDA excluding gift card breakage revenue, stock-based compensation expense and store asset impairments. The following table reconciles net income (loss), a GAAP financial measure, to EBITDA and adjusted EBITDA, non-GAAP financial measures (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Net income (loss)	$(4,055)	$(82)	$(3,642)	$936
Adjusted for Interest expense, net	287	189	489	321
Income tax expense (benefit)	(1,225)	(69)	(857)	332
Property, equipment and improvements depreciation expense	4,519	4,303	8,674	8,624

EBITDA	(474)	4,341	4,664	10,213
Gift card breakage revenue	(284)	(194)	(430)	(388)
Non-cash stock-based compensation	337	194	639	337

Adjusted EBITDA	$(421)	$4,341	$4,873	$10,162

Adjusted Operating Income (Loss)

Adjusted operating income (loss) is defined as operating income (loss) excluding gift card breakage revenue, stock based compensation expense and store asset impairments. The following table reconciles operating income (loss), a GAAP financial measure, to adjusted operating income (loss), a non-GAAP financial measure (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2011	2010	2011	2010
Operating income (loss)	$(5,111)	$13	$(4,147)	$1,544
Adjusted for
Gift card breakage revenue	(284)	(194)	(430)	(388)
Non-cash stock-based compensation	337	194	639	337

Adjusted operating income (loss)	$(5,058)	$13	$(3,938)	$1,493

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
Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first six months of fiscal 2011 and 2010 being borrowings under our revolving credit facility. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, and store reformations for the next twelve months.
At July 31, 2011, total outstanding debt was approximately $46.0 million. We project our outstanding debt level will be in the range of $27.0 million to $29.0 million by the end of fiscal 2011. At July 31, 2011, we had approximately $57.2 million in excess availability, after the $10 million availability reserve, under the Amended Agreement (as defined below).

Consolidated Cash Flows
Operating Activities. Net cash used by operating activities totaled approximately $4.2 million for the six months ended July 31, 2011, compared to cash provided by operating activities of $3.1 million for the six months ended July 31, 2010. Net loss for the current period was approximately $3.6 million compared to net income of $0.9 million for same period in fiscal 2010. Merchandise inventories increased approximately $6.0 million for the current period, compared to a decrease of $34,000 during the same period in fiscal 2010. Trade accounts payable increased $1.8 million for the current period compared to an increase of $2.2 million during the same period in fiscal 2010, primarily due to the difference in inventory build between the periods and variance in the timing of payments to vendors. Merchandise inventories, net of trade accounts payable increased approximately $7.7 million for the current period compared to an increase of $2.1 million for the same period in the prior year primarily due to lower than anticipated sales along with the build of inventory for our new TRADESMART store which opened August 1, 2011. Accrued expenses and other liabilities decreased approximately $0.7 million during the current period compared to a decrease of $2.3 million during the same period in fiscal 2010 primarily due to the timing of payments of federal income taxes and sales taxes.
Investing Activities. Net cash used in investing activities increased approximately $2.7 million from $5.5 million for the six months ended July 31, 2010, to $8.2 million for the six months ended July 31, 2011. This increase was primarily due to increased expenditures related to two new stores, one of which opened during the current period and one which opened on August 1, 2011. For fiscal 2011, we project capital expenditures to be approximately $15.1 million. The planned increase is primarily due to increased expenditures related to our plans to open three stores, remodel three stores and relocate two stores during fiscal 2011.
Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the six months ended July 31, 2011, cash provided by financing activities was approximately $13.6 million compared to cash used in financing activities of approximately $30,000 for the six months ended July 31, 2010. For the current six months, net borrowings from our revolving credit facility were approximately $14.2 million compared to net borrowings of approximately $5.7 million for same period in the prior year. Changes in our cash overdraft position increased from a use of $1.0 million for the six months ended July 31, 2010 to cash provided of $0.4 million for the six months ended July 31, 2011, due to the timing of payments issued to vendors during the period. The Company purchased approximately $1.0 million of treasury stock during the six months ended July 31, 2011 compared to $4.4 million during the six months ended July 31, 2010.
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
Capital Structure. On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement (as amended, modified or otherwise supplemented from time to time, the “Amended Agreement”) with Bank of America, N.A., as agent, which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”), and on July 21, 2011, we entered into an amendment (the “First Amendment”) to the Amended Agreement with Bank of America, N.A (collectively, the “Amended Agreement”). The First Amendment increased the revolving credit facility from $100 million to $115 million increased our borrowing base, lowered our interest rates, and allowed for the payment of dividends, which was previously prohibited under the Amended Agreement. The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement includes certain debt and acquisition limitations and requires a minimum availability of 10% of the lesser of (a) the Borrowing Base, and (b) the Revolving Credit Ceiling, provided however that we must also maintain Availability that is greater than or equal to $10 million at all times. Our obligations under the Amended Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.

The amount outstanding under the Amended Agreement is limited by a borrowing base predicated on the sum of (a) 85% of Eligible Credit Card Receivables plus (b) either (i) at all times during the year, other than those stated in (ii), 90% of the liquidation value of eligible inventory or (ii) from September 1st through and including December 27th of each year, 92.5% of the liquidation value of eligible inventory, less (c) Availability Reserves (each term as defined in the Amended Agreement and First Amendment), and is limited to a ceiling of $115 million, less a minimum availability reserve that is greater than or equal to 10% of the lesser of (a) the Borrowing Base, and (b) the Revolving Credit Ceiling, provided however that we must also maintain Availability that is greater than or equal to $10 million at all times. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves.
Interest under the Amended Agreement will accrue, at our election, at a Base Rate or Libor Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Amended Agreement, with the Applicable Margin for Libor Rate loans ranging from 2.00% to 2.50% and the Applicable Margin for Base Rate loans ranging from 1.00% to 1.50%. In addition, unused line fees ranging from 0.30% to 0.375% (determined by reference to the level of usage under the Amended Agreement) are also payable on unused commitments.
At July 31, 2011, we had approximately $57.2 million in excess availability, after the availability reserve, under the Amended Agreement. We expect to have approximately $60.0 million to $63.0 million in excess availability, after the availability reserve and outstanding letters of credit, at January 31, 2012. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest incurred for the three months ended July 31, 2011 and 2010 were 2.6% and 2.1%, respectively. The average rates of interest incurred for the six months ended July 31, 2011 and 2010 were 2.6% and 2.0%, respectively. Deferred financing costs that were amortized into interest expense during the three and six months ended July 31, 2011 are excluded from the calculation of the average rate of interest for each respective period.
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2011, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.
At July 31, 2011, our minimum lease commitments for the remainder of fiscal 2011 were approximately $11.6 million. Total existing minimum operating lease commitments for fiscal years 2011 through 2026 were approximately $162.3 million as of July 31, 2011.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of July 31, 2011, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At July 31, 2011, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.

Seasonality
As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating income, is generated in the fourth fiscal quarter, which includes the holiday selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of the fourth quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses that may have been incurred in the first three quarters of the year. We experience reduced rental activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games and the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music, video and video game titles, as well as the popularity of electronics and trends merchandise, the cost of new release or “best renter” titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events and other factors that may affect our operations.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based, at our option, on the lender’s Base Rate or LIBOR, plus a specified percentage. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2011 outstanding balance of the variable rate debt would be approximately $0.5 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
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
There has not been any change in our internal control over financial reporting during our fiscal quarter ended July 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of common stock for the three months ended July 31, 2011 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total number of	value of shares that
		Average	shares purchased	may yet be
	Total number	price	as part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
Period	purchased (1)	share	or programs	programs (2)
May 1, 2011 through May 31, 2011	28,900	4.89	28,900	N/A
June 1, 2011 through June 30, 2011	700	3.94	700	N/A
July 1, 2011 through July 31, 2011	38,800	4.57	38,800	N/A

Total	68,400	$4.70	68,400	$7,290,321

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

(2)	A total of 4,876,440 shares have been purchased under the repurchase plan at a total cost of approximately $30.2 million, or approximately $6.20 per share.

ITEM 6 — EXHIBITS.
a.
The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. Any exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit
Number		Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.
3.2	(2)	Amended and Restated Bylaws of the Company.
4.1	(3)	Specimen of Certificate of Common Stock of the Company.
4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).
31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(5)	XBRL Instance Document
101.SCH	(5)	XBRL Taxonomy Extension Schema
101.CAL	(5)	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	(5)	XBRL Taxonomy Extension Label Linkbase
101.PRE	(5)	XBRL Taxonomy Extension Presentation Linkbase

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

(4)	Filed herewith.

(5)	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC
Date: September 9, 2011	/s/ Dan Crow
Dan Crow
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
Number		Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.
3.2	(2)	Amended and Restated Bylaws of the Company.
4.1	(3)	Specimen of Certificate of Common Stock of the Company.
4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).
31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(5)	XBRL Instance Document
101.SCH	(5)	XBRL Taxonomy Extension Schema
101.CAL	(5)	XBRL Taxonomy Extension Calculation Linkbase
101.LAB	(5)	XBRL Taxonomy Extension Label Linkbase
101.PRE	(5)	XBRL Taxonomy Extension Presentation Linkbase

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

(4)	Filed herewith.

(5)	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”