Form 10-Q
period 2011-10-31
HASTINGS ENTERTAINMENT INC
filed 2011-12-09
CIK 1054579

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common Stock, $.01 par value per share	8,381,747 shares

HASTINGS ENTERTAINMENT, INC.
Form 10-Q
For the Quarterly Period Ended October 31, 2011

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
HASTINGS ENTERTAINMENT, INC.
Consolidated Balance Sheets
October 31, 2011 and January 31, 2011
(Dollars in thousands, except par value)

	October 31,	January 31,
	2011	2011
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$5,092	$6,149
Merchandise inventories, net	181,996	146,636
Deferred income taxes	6,655	6,022
Prepaid expenses and other current assets	15,017	11,742

Total current assets	208,760	170,549
Rental assets, net of accumulated depreciation of $20,813 and $20,312 at October 31, 2011 and January 31, 2011, respectively	14,143	13,129
Property, equipment and improvements, net of accumulated depreciation of $214,024 and $204,225 at October 31, 2011 and January 31, 2011, respectively	41,443	41,588
Deferred income taxes	1,186	1,668
Intangible assets, net	391	391
Other assets	2,241	2,358

Total Assets	$268,164	$229,683

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$85,364	$60,555
Accrued expenses and other current liabilities	26,332	26,124

Total current liabilities	111,696	86,679
Long term debt	54,942	31,766
Other liabilities	6,788	6,512

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,381,747 shares outstanding at October 31, 2011; 11,944,544 shares issued and 8,743,550 shares outstanding at January 31, 2011	119	119
Additional paid-in capital	37,028	36,673
Retained earnings	79,424	88,589
Accumulated other comprehensive income	97	107
Treasury stock, at cost 3,562,797 shares and 3,200,994 shares at October 31, 2011 and January 31, 2011, respectively	(21,930)	(20,762)

Total Shareholders’ Equity	94,738	104,726

Total Liabilities and Shareholders’ Equity	$268,164	$229,683

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended October 31, 2011 and 2010
(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Merchandise revenue	$92,638	$94,462	289,929	301,175
Rental revenue	15,841	17,673	52,792	58,801
Gift card breakage revenue	145	149	575	537

Total revenues	108,624	112,284	343,296	360,513

Merchandise cost of revenue	65,177	65,038	201,186	206,333
Rental cost of revenue	6,299	6,456	20,470	21,768

Total cost of revenues	71,476	71,494	221,656	228,101

Gross profit	37,148	40,790	121,640	132,412

Selling, general and administrative expenses	46,180	45,675	134,607	135,753
Pre-opening expenses	30	—	242	—

Operating loss	(9,062)	(4,885)	(13,209)	(3,341)

Other income (expense):
Interest expense	(405)	(374)	(894)	(695)
Other, net	93	46	230	91

Loss before income taxes	(9,374)	(5,213)	(13,873)	(3,945)

Income tax benefit	(3,851)	(2,134)	(4,708)	(1,802)

Net loss	$(5,523)	$(3,079)	(9,165)	(2,143)

Basic loss per share	$(0.65)	$(0.35)	(1.07)	(0.23)

Diluted loss per share	$(0.65)	$(0.35)	(1.07)	(0.23)

Weighted-average common shares outstanding:
Basic	8,508	8,849	8,605	9,120
Dilutive effect of stock awards	—	—	—	—

Diluted	8,508	8,849	8,605	9,120

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended October 31, 2011 and 2010
(Dollars in thousands)

	Nine Months Ended
	October 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(9,165)	$(2,143)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Rental asset depreciation expense	8,422	8,224
Purchases of rental assets	(18,277)	(20,139)
Property, equipment and improvements depreciation expense	12,803	12,989
Deferred income taxes	(158)	208
Loss on rental assets lost, stolen and defective	1,069	1,403
Loss on disposal or impairment of property and equipment, excluding rental assets	218	64
Non-cash stock-based compensation	759	481
Changes in operating assets and liabilities:
Merchandise inventories, net	(27,586)	(11,009)
Prepaid expenses and other current assets	(3,275)	(2,994)
Trade accounts payable	21,789	21,254
Accrued expenses and other current liabilities	223	(1,220)
Excess tax benefit from stock-based compensation	(15)	(48)
Other assets and liabilities, net	458	(84)

Net cash provided by (used in) operating activities	(12,735)	6,986

Cash flows from investing activities:
Purchases of property, equipment and improvements	(12,878)	(9,259)

Net cash used in investing activities	(12,878)	(9,259)

Cash flows from financing activities:
Borrowings under revolving credit facility	389,033	381,020
Repayments under revolving credit facility	(365,857)	(375,087)
Purchase of treasury stock	(1,624)	(5,471)
Change in cash overdraft	3,020	3
Deferred financing costs paid	(68)	(599)
Proceeds from exercise of stock options	37	202
Excess tax benefit from stock-based compensation	15	48

Net cash provided by financing activities	24,556	116

Net decrease in cash and cash equivalents	(1,057)	(2,157)
Cash and cash equivalents at beginning of period	6,149	8,863

Cash and cash equivalents at end of period	$5,092	$6,706

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
For the three months ended October 31, 2011 and 2010, we recognized approximately $0.1 million of stock-based compensation expense. For the nine months ended October 31, 2011 and 2010, we recognized approximately $0.8 million and $0.5 million, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, and restricted stock units.
As of October 31, 2011, we had 379,621 shares available to grant as stock-based compensation awards under our various stock incentive plans.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
3. Long-term Debt
On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”), and on July 21, 2011, we entered into an amendment (the “First Amendment”) to the Amended Agreement with Bank of America, N.A (collectively, the “Amended Agreement”). The First Amendment increased the revolving credit facility from $100 million to $115 million, increased our borrowing base, lowered our interest rates, and allowed for the payment of dividends, which was previously prohibited under the Amended Agreement. The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement includes certain debt and acquisition limitations and requires a minimum availability of 10% of the lesser of (a) the Borrowing Base, or (b) the Revolving Credit Ceiling, provided however that we must also maintain Availability that is greater than or equal to $10 million at all times. Our obligations under the Amended Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.
The amount outstanding under the Amended Agreement is limited by a borrowing base predicated on the sum of (a) 85% of Eligible Credit Card Receivables plus (b) either (i) at all times during the year, other than those stated in (ii), 90% of the liquidation value of eligible inventory or (ii) from September 1st through and including December 27th of each year, 92.5% of the liquidation value of eligible inventory, less (c) Availability Reserves (each term as defined in the Amended Agreement), and is limited to a ceiling of $115 million, less a minimum availability reserve that is greater than or equal to 10% of the lesser of (a) the Borrowing Base, or (b) the Revolving Credit Ceiling, provided however that we must also maintain Availability that is greater than or equal to $10 million at all times. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves.
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
We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2011, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.
At October 31, 2011, we had approximately $46.2 million in excess availability, after the availability reserve, under the Amended Agreement. The average rates of interest incurred for the three months ended October 31, 2011 and 2010 were 2.7% and 3.0%, respectively. The average rates of interest incurred for the nine months ended October 31, 2011 and 2010 were 2.6% and 2.4%, respectively. Deferred financing costs that were amortized into interest expense during the three and nine months ended October 31, 2011 and 2010 are excluded from the calculation of the average rate of interest for each respective period.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
4. Loss per Share
The computations for basic and diluted loss per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010

Net loss	$(5,523)	$(3,079)	$(9,165)	$(2,143)

Average shares outstanding:
Basic	8,508	8,849	8,605	9,120
Effect of stock awards	—	—	—	—

Diluted	8,508	8,849	8,605	9,120

Loss per share:
Basic	$(0.65)	$(0.35)	$(1.07)	$(0.23)

Diluted	$(0.65)	$(0.35)	$(1.07)	$(0.23)

The following options to purchase shares of common stock were not included in the computation of diluted loss per share because their inclusion would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2011	2010	2011	2010
Shares of common stock underlying options	659	614	659	614

Exercise price range per share	$1.69 to $8.70	$1.69 to $8.70	$1.69 to $8.70	$1.69 to $8.70
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
At each of October 31, 2011 and January 31, 2011, we had approximately $1.4 million in assets which are carried at fair value on a recurring basis. These assets, which are reflected in Other Assets in the consolidated balance sheets, consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.
Our long-term debt approximates fair value as of both October 31, 2011 and January 31, 2011, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into the First Amendment with Bank of America on July 21, 2011, at which time our current interest rates were determined. See Note 3 on Debt for a more detailed discussion of our bank credit agreement.

Hastings Entertainment, Inc
Notes to Unaudited Consolidated Financial Statements
(Tabular amounts in thousands, except per share data or unless otherwise noted)
6. Income Taxes
The effective tax rate for the three months ended October 31, 2011 was 41.1%, as compared to 40.9% for the same period in the prior year.
The effective tax rate for the nine months ended October 31, 2011 was 33.9%, as compared to 45.7% for the same period in the prior year. This rate difference resulted primarily from the relationship between permanent book to tax differences incurred in comparison to the level of book income or loss before taxes for the respective periods. The rate was also affected by certain state margin and other franchise related taxes that are not based on income or loss before taxes and as such remain consistent between the periods while the Company’s loss before taxes was significantly more than the same period in the prior year. Additionally, during the nine months ended October 31, 2010, we recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service audit of our previously filed Federal tax returns.
7. Litigation and Contingencies
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.
8. Recent Accounting Pronouncements
During June 2011, the Financial Accounting Standards Board issued ASU 2011-05: Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”), which amends existing guidance to allow companies two choices of how to present items of net income (loss), items of other comprehensive income (loss) and total comprehensive income (loss): (1) in one continuous statement of comprehensive income (loss) or (2) in two separate consecutive statements. Under the new guidance, companies will no longer be allowed to present other comprehensive income (loss) in the statement of stockholder’s equity. Also, companies will be required to present the components of other comprehensive income (loss) in their interim and annual financial statements. ASU 2011-05 requires retrospective application and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company will adopt ASU 2011-05 beginning with fiscal 2012 and does not anticipate any material impact on the Company’s consolidated financial statements.

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
General
Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-ray, video games, video game consoles and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of October 31, 2011, we operated 143 superstores principally in medium-sized markets located in 20 states, primarily in the Western and Midwestern United States. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas, and TRADESMART, located in Littleton, Colorado.
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

	Three Months Ended		Nine Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

Merchandise revenue	85.3%	84.1%	84.5%	83.5%
Rental revenue	14.6	15.8	15.4	16.3
Gift card breakage revenue	0.1	0.1	0.1	0.2

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	70.4	68.9	69.4	68.5
Rental cost of revenue	39.8	36.5	38.8	37.0

Total cost of revenues	65.8	63.7	64.6	63.3

Gross profit	34.2	36.3	35.4	36.7

Selling, general and administrative expenses	42.5	40.7	39.2	37.7
Pre-opening expenses	—	—	0.1	—

Operating loss	(8.3)	(4.4)	(3.8)	(1.0)

Other income (expense):
Interest expense	(0.4)	(0.2)	(0.3)	(0.1)
Other, net	0.1	—	—	—

Loss before income taxes	(8.6)	(4.6)	(4.0)	(1.1)

Income tax benefit	(3.5)	(1.9)	(1.4)	(0.5)

Net loss	(5.1)%	(2.7)%	(2.7)%	(0.6)%

Summary of Superstore Activity (1)

	Three Months Ended		Nine Months Ended		Year Ended
	October 31,		October 31,		January 31,
	2011	2010	2011	2010	2011

Beginning number of stores	145	147	146	149	149
Openings	—	—	1	—	—
Closings	(2)	(1)	(4)	(3)	(3)

Ending number of stores	143	146	143	146	146

(1)
As of October 31, 2011, we operated three concept stores, including two Sun Adventure Sports and one TRADESMART, which were not included in the summary of superstore activity. TRADESMART was opened August 2011. Our two Sun Adventure Sports stores were opened June 2010 and October 2011.

Financial Results for the Third Quarter of Fiscal Year 2011
Revenues. Total revenues for the third quarter decreased approximately $3.7 million, or 3.3%, to $108.6 million compared to $112.3 million for the third quarter of fiscal 2010. As of October 31, 2011, we operated three fewer Hastings superstores, as compared to October 31, 2010. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended October 31,
	2011		2010		Decrease
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$92,638	85.3%	$94,462	84.1%	$(1,824)	-1.9%
Rental Revenue	15,841	14.6%	17,673	15.8%	(1,832)	-10.4%
Gift Card Breakage Revenue	145	0.1%	149	0.1%	(4)	-2.7%

Total Revenues	$108,624	100.0%	$112,284	100.0%	$(3,660)	-3.3%

Comparable-store revenues (“Comp”)

Total	-4.4%
Merchandise	-2.9%
Rental	-11.8%
Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended October 31,
	2011	2010
Trends	11.1%	19.0%
Hardback Café	6.7%	7.2%
Electronics	3.6%	-0.4%
Music	-2.6%	-6.2%
Movies	-3.4%	5.6%
Books	-4.5%	-6.2%
Consumables	-6.6%	3.4%
Video Games	-9.4%	6.7%
Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Gift card breakage revenues are not included, and closed stores are removed from each comparable period for the purpose of calculating Comps.
Trends Comps increased 11.1% for the quarter, primarily due to increased sales of apparel, action figures, novelty items, new comics and collectible card games such as Magic: The Gathering. Key drivers in the apparel category included hats, jewelry and bags. Key drivers in the novelty category included assorted tween merchandise, movie memorabilia merchandise and barware. Hardback Café Comps increased 6.7% during the quarter resulting from increased sales of blended, iced and hot specialty café drinks, partially offset by increased promotional pricing during the quarter. Electronics Comps increased 3.6% for the quarter primarily due to increased sales of headphones, computer accessories and MP3 player accessories, partially offset by lower sales of refurbished iPods. Sales of refurbished iPods were impacted by lower inventory due to reduced availability in the supply chain. Music Comps decreased 2.6% for the quarter primarily resulting from lower sales of used and new CDs. Movie Comps decreased 3.4% for the quarter primarily due to lower sales of new and used DVDs and DVD boxed sets, partially offset by increased sales of Blu-ray movies. Books Comps decreased 4.5% for the quarter resulting from increased promotional pricing during the quarter along with decreased sales of new mass market books and hardbacks and magazines, partially offset by increased sales of used hardbacks, trade paperbacks and mass market books. Sales of new books were negatively impacted by a weaker slate of new releases for the current quarter and by the increasing popularity of electronic book readers. Consumables Comps decreased 6.6% for the quarter primarily due to lower sales of assorted candies, popcorn and bottled drinks. Video Game Comps decreased 9.4% for the quarter primarily as a result of lower sales of video game consoles, new video games for the Nintendo Wii and Microsoft XBOX 360, and older generation video games. These decreases were partially offset by increased sales of used video game accessories and new Sony Playstation 3 video games. Sales of new video games were negatively impacted by a significantly weaker slate of new releases during the current quarter.

Rental Comps decreased 11.8% for the third quarter, primarily resulting from fewer rentals of DVDs, along with increased promotional pricing during the quarter, partially offset by increased rentals of Blu-ray movies. Rental Video Comps decreased 12.7% during the quarter, and units rented decreased 9.4%. Rental Video Comps were negatively impacted by a lower quality of new releases during the current period and by competitor rental kiosks and subscription-based rental services. Rental Video Game Comps decreased 5.1% for the quarter, and units rented decreased 8.4%.
Gross Profit — Merchandise. For the third quarter, total merchandise gross profit dollars decreased approximately $1.9 million, or 6.5%, to $27.5 million from $29.4 million for the same period in the prior year, primarily due to lower merchandise margin rates along with lower revenues. As a percentage of total merchandise revenue, merchandise gross profit decreased to 29.6% for the quarter compared to 31.1% for the same period in the prior year, resulting primarily from increased promotional pricing during the quarter and a shift in mix of revenues by category as compared to the prior year, along with increased freight costs, partially offset by lower shrinkage expense, lower costs to return products and lower markdown expense. The decrease in shrinkage expense is a direct result of our comprehensive store audit program that assesses store level execution and controls designed to reduce shrink, with a strong focus on our high-shrinkage stores.
Gross Profit — Rental. For the third quarter, total rental gross profit dollars decreased approximately $1.7 million, or 15.2%, to $9.5 million from $11.2 million for the same period in the prior year, primarily due to lower revenues along with lower rental margin rates. As a percentage of total rental revenue, rental gross profit decreased to 60.2% for the quarter compared to 63.5% for the same period in the prior year, also primarily due to lower revenues, partially offset by lower shrinkage expense.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 42.5% for the third quarter compared to 40.7% for the same period in the prior year due to deleveraging resulting from lower revenues. SG&A increased approximately $0.5 million during the quarter, or 1.1%, to $46.2 million compared to $45.7 million for the same quarter last year. The main drivers increasing SG&A included an increase in store labor costs of approximately $0.3 million, an increase of approximately $0.1 million in store maintenance costs and an increase of approximately $0.1 million in store supplies. These increases were primarily offset by a decrease in store utility costs of approximately $0.2 million and a decrease in occupancy costs of approximately $0.2 million.
Interest Expense. For the third quarter, interest expense remained consistent at $0.4 million. Higher average debt levels during the quarter were offset by a lower average rate of interest incurred during the quarter. The average rate of interest charged for the third quarter decreased to 2.7% compared to 3.0% for the same period in the prior year.

Financial Results for the Nine Months Ended October 31, 2011
Revenues. Total revenues for the nine months ended October 31, 2011 decreased approximately $17.2 million, or 4.8%, to $343.3 million compared to $360.5 million for the nine months ended October 31, 2010. The following is a summary of our revenues results (dollars in thousands):

	Nine Months Ended October 31,
	2011		2010		Increase (Decrease)
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$289,929	84.5%	$301,175	83.5%	$(11,246)	-3.7%
Rental Revenue	52,792	15.4%	58,801	16.3%	(6,009)	-10.2%
Gift Card Breakage Revenue	575	0.1%	537	0.2%	38	7.1%

Total Revenues	$343,296	100.0%	$360,513	100.0%	$(17,217)	-4.8%

Comparable-store revenues (“Comp”)

Total	-5.3%
Merchandise	-4.2%
Rental	-10.8%
Below is a summary of the Comp results for our major merchandise categories:

	Nine Months Ended October 31,
	2011	2010
Trends	10.9%	12.9%
Hardback Café	5.1%	10.9%
Electronics	1.8%	1.7%
Music	-2.3%	-6.2%
Video Games	-3.6%	18.4%
Movies	-7.1%	8.8%
Books	-7.8%	-3.0%
Consumables	-7.3%	5.7%
Trends Comps increased 10.9% for the period primarily due to increased sales of apparel, new comics, novelty items, action figures and collectible card games such as Magic: The Gathering. Key drivers in the apparel category included hats, jewelry and bags. Key drivers in the novelty category included assorted tween merchandise, movie memorabilia merchandise, barware and lighting. Hardback Café Comps increased 5.1% for the period primarily resulting from increased sales of specialty café drinks, primarily blended and iced drinks. Electronics Comps increased 1.8% during the period due to increased sales of headphones, computer accessories and refurbished iPods, partially offset by lower sales of Blu-ray players. Music Comps decreased 2.3% during the period resulting from lower sales of used CDs, partially offset by a slight increase in vinyl album sales. Video Game Comps decreased 3.6% for the period, primarily due to lower sales of new video games for the Nintendo Wii, new and used video game consoles and older generation video games. These decreases were partially offset by an increase in sales for used video gaming accessories and new and used video games for the Microsoft XBOX 360. Movie Comps decreased 7.1% during the period, primarily resulting from decreased sales of DVD boxed sets, along with new and used DVDs, partially offset by strong sales of Blu-ray movies. Consumable Comps decreased 7.3% during the period due to lower sales of bottled drinks, promotional and assorted candies and fountain drinks. Book Comps decreased 7.8% during the period primarily resulting from lower sales of new mass market books, hardbacks and trade paperbacks, along with magazines. Sales of new books were negatively impacted by the increasing popularity of electronic book readers. These decreases were partially offset by a slight increase in sales of used hardbacks and value books.
Rental Comps decreased 10.8% during the period primarily due to fewer rentals of DVDs partially offset by an increase in rentals of Blu-ray movies and a slight increase in video game rentals. Rental Video Comps decreased 12.2% for the period and units rented decreased 11.9%. Rental Video Comps were negatively impacted by a lower quality of new releases during the current period and by competitor rental kiosks and subscription-based rental services. Rental Video Game Comps increased 1.2%, while units rented decreased 2.6%.

Gross Profit — Merchandise. For the current nine months, total merchandise gross profit dollars decreased approximately $6.1 million, or 6.4%, to $88.7 million from $94.8 million for the same period in the prior year, primarily due to lower revenues, along with lower merchandise margin rates. As a percentage of total merchandise revenue, merchandise gross profit decreased to 30.6% for the current nine months, compared to 31.5% for the same period in the prior year, primarily due to increased promotional pricing, increased freight costs and increased costs to return products, partially offset by lower shrinkage expense and lower markdown expense. The decrease in shrinkage expense is a direct result of our comprehensive store audit program that assesses store level execution and controls designed to reduce shrink, with a strong focus on our high-shrinkage stores.
Gross Profit — Rental. For the current nine months, total rental gross profit dollars decreased approximately $4.7 million, or 12.7%, to $32.3 million from $37.0 million for the same period in the prior year primarily due to lower revenues, along with lower rental margin rates. As a percentage of total rental revenue, rental gross profit decreased to 61.2% for the current nine month period compared to 63.0% for the same period in the prior year, also primarily as a result of lower rental revenues.
Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 39.2% for the current nine months compared to 37.7% for the same period in the prior year primarily due to deleveraging resulting from lower revenues. SG&A decreased approximately $1.2 million, or 0.9%, to $134.6 million compared to $135.8 million for the same period last year. The main drivers of the decrease in SG&A included a decrease in bonuses under our bonus incentive programs of approximately $0.7 million, a decrease in associate health insurance costs of approximately $0.5 million, and a decrease in advertising expenses of approximately $0.6 million. These decreases were partially offset by an increase in store maintenance costs of approximately $0.5 million.
Interest Expense. For the current nine months, interest expense increased approximately $0.2 million, or 28.6%, to $0.9 million, compared to $0.7 million for the same period in the prior year primarily as a result of higher interest rates. The average rate of interest charged for the current nine months increased to 2.6% compared to 2.4% for the same period in the prior year.
Income Tax Benefit. The effective tax rate for the nine months ended October 31, 2011 was 33.9%, as compared to 45.7% for the same period in the prior year. This rate difference resulted primarily from the relationship between permanent book to tax differences incurred in comparison to the level of book income or loss before taxes for the respective periods. The rate was also affected by certain state margin and other franchise related taxes that are not based on income or loss before taxes and as such remain consistent between the periods while the Company’s loss before taxes was significantly more than the same period in the prior year. Additionally, during the nine months ended October 31, 2010, we recorded a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service audit of our previously filed Federal tax returns.
Store Closures
During the third quarter, we closed two underperforming stores which gave us a total of four superstore closures for the nine months ended October 31, 2011. We have decided to close two additional stores during the fourth quarter. These stores, which have previously been impaired, will have future lease payments remaining that will require the recording of additional abandoned lease charges. These charges will be recorded in our financial statements in the month they actually close, and depending on our ability to find subtenants or negotiate buyouts with the landlords, they could have a material impact on our earnings for the fourth quarter and full fiscal year. The closing of under performing stores is expected to have a favorable impact on future store operating profit.
Liquidity and Capital Resources
We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first nine months of fiscal 2011 and 2010 being borrowings under our revolving credit facility. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, and store reformations for the next twelve months.

At October 31, 2011, total outstanding debt was approximately $54.9 million. We project our outstanding debt level will be in the range of $45.0 million to 47.0 million by the end of fiscal 2011. At October 31, 2011, we had approximately $46.2 million in excess availability, after the $10 million availability reserve, under the Amended Agreement (as defined below).
Consolidated Cash Flows

Operating Activities. Net cash used by operating activities totaled approximately $12.7 million for the nine months ended October 31, 2011, compared to cash provided by operating activities of $7.0 million for the nine months ended October 31, 2010. Net loss for the current period was approximately $9.2 million compared to $2.1 million for same period in fiscal 2010. Merchandise inventories increased approximately $27.6 million for the current period, compared to $11.0 million during the same period in fiscal 2010 primarily due to differences in the timing and amount of inventory build-up based on anticipated sales for the holiday season, along with the build of inventory for our new TRADESMART store which opened August 1, 2011 and the build of inventory related to our roll-out of electronic book reader tablets. Trade accounts payable increased $21.8 million for the current period compared to an increase of $21.3 million during the same period in fiscal 2010. Merchandise inventories, net of trade accounts payable, increased approximately $5.8 million for the current period compared to a decrease of $10.2 million for the same period in the prior year primarily due to the higher increase in merchandise inventories in the current period and differences of timing of payments to vendors surrounding the holiday purchases in the current year compared to the prior year. Accrued expenses and other liabilities increased approximately $0.2 million during the current period compared to a decrease of $1.2 million during the same period in fiscal 2010 primarily due to the timing of payments of property taxes, along with higher salary accruals as compared to the prior year.

Investing Activities. Net cash used in investing activities increased approximately $3.6 million from $9.3 million for the nine months ended October 31, 2011, to $12.9 million for the nine months ended October 31, 2011. This increase was primarily due to increased expenditures related to two new stores opened during fiscal 2011. For fiscal 2011, we project capital expenditures to be approximately $16.1 million. The planned increase is primarily due to increased expenditures related to the opening of three stores, the remodeling of two stores, and the relocating of one store planned to take place during the fourth quarter.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the nine months ended October 31, 2011, cash provided by financing activities was approximately $24.6 million compared to $0.1 million for the nine months ended October 31, 2010. For the current nine months, net borrowings from our revolving credit facility were approximately $23.2 million compared to net borrowings of approximately $5.9 million for same period in the prior year. Changes in our cash overdraft position increased from cash provided of approximately $3,000 for the nine months ended October 31, 2010 to cash provided of $3.0 million for the nine months ended October 31, 2011, due to the timing of payments issued to vendors during the period. The Company purchased approximately $1.6 million of treasury stock during the nine months ended October 31, 2011 compared to $5.5 million during the nine months ended October 31, 2010.

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
Capital Structure. On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement (as amended, modified or otherwise supplemented from time to time, the “Amended Agreement”) with Bank of America, N.A., as agent, which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”), and on July 21, 2011, we entered into an amendment (the “First Amendment”) to the Amended Agreement with Bank of America, N.A (collectively, the “Amended Agreement”). The First Amendment increased the revolving credit facility from $100 million to $115 million, increased our borrowing base, lowered our interest rates, and allowed for the payment of dividends, which was previously prohibited under the Amended Agreement. The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement includes certain debt and acquisition limitations and requires a minimum availability of 10% of the lesser of (a) the Borrowing Base, and (b) the Revolving Credit Ceiling, provided however that we must also maintain Availability that is greater than or equal to $10 million at all times. Our obligations under the Amended Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.
The amount outstanding under the Amended Agreement is limited by a borrowing base predicated on the sum of (a) 85% of Eligible Credit Card Receivables plus (b) either (i) at all times during the year, other than those stated in (ii), 90% of the liquidation value of eligible inventory or (ii) from September 1st through and including December 27th of each year, 92.5% of the liquidation value of eligible inventory, less (c) Availability Reserves (each term as defined in the Amended Agreement), and is limited to a ceiling of $115 million, less a minimum availability reserve that is greater than or equal to 10% of the lesser of (a) the Borrowing Base, and (b) the Revolving Credit Ceiling, provided however that we must also maintain Availability that is greater than or equal to $10 million at all times. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves.
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
At October 31, 2011, we had approximately $46.2 million in excess availability, after the availability reserve, under the Amended Agreement. We expect to have approximately $58.0 million to $60.0 million in excess availability, after the availability reserve and outstanding letters of credit, at January 31, 2012. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest incurred for the three months ended October 31, 2011 and 2010 were 2.7% and 3.0%, respectively. The average rates of interest incurred for the nine months ended October 31, 2011 and 2010 were 2.6% and 2.4%, respectively. Deferred financing costs that were amortized into interest expense during the three and nine months ended October 31, 2011 and 2011 are excluded from the calculation of the average rate of interest for each respective period.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2011, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.
At October 31, 2011, our minimum lease commitments for the remainder of fiscal 2011 were approximately $4.6 million. Total existing minimum operating lease commitments for fiscal years 2011 through 2026 were approximately $156.5 million as of October 31, 2011.
Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of October 31, 2011, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At October 31, 2011, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2011.
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
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based, at our option, on the lender’s Base Rate or LIBOR, plus a specified percentage. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2011 outstanding balance of the variable rate debt would be approximately $0.5 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.
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
There has not been any change in our internal control over financial reporting during our fiscal quarter ended October 31, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2 — UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
A summary of our purchases of shares of common stock for the three months ended October 31, 2011 is as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				Approximate dollar
			Total number of	value of shares that
		Average	shares purchased	may yet be
	Total number	price	as part of publicly	purchased under
	of shares	paid per	announced plans	the plans or
Period	purchased (1)	share	or programs	programs (2)
August 1, 2011 through August 31, 2011	77,386	$3.29	77,386	N/A
September 1, 2011 through September 30, 2011	64,722	2.93	64,722	N/A
October 1, 2011 through October 31, 2011	93,101	2.10	93,101	N/A

Total	235,209	$2.72	235,209	$6,650,127

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

(2)	A total of 5,111,649 shares have been purchased under the repurchase plan at a total cost of approximately $30.8 million, or approximately $6.04 per share.

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

HASTINGS ENTERTAINMENT, INC
Date: December 9, 2011	/s/ Dan Crow
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