Form 10-K
period 2012-01-31
HASTINGS ENTERTAINMENT INC
filed 2012-04-18
CIK 1054579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $21.7 million based on the closing sale price as reported on the NASDAQ Stock Market, LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2012
Common Stock, $0.01 par value per share	8,241,747 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders of the registrant to be held May 30, 2012 (Proxy Statement)	Part III

HASTINGS ENTERTAINMENT, INC.

Form 10-K Annual Report

For the Fiscal Year Ended January 31, 2012

PART I

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; the reduction or elimination of the in-store window for rental video; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the degree to which we enter into and maintain vendor relationships; the challenging times that the U.S. and global economies are currently experiencing, the effects of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers, and the possibility that general economic conditions could deteriorate further; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; the effect of inclement weather on the ability of consumers to reach our stores and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS.

General

Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-Ray, video games, video game consoles and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of March 31, 2012, we operated 138 superstores principally in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas and TRADESMART, located in Littleton, Colorado. Sun Adventure Sports sells a wide range of bicycles and related accessories, skateboards, and various other athletic equipment, apparel, and shoes, and offers bicycle repair services and cycling classes. TRADESMART, born from the culture of recycling, features over 400,000 predominantly used and new books, CDs, DVDs, Blu-rays, video games and video game systems, as well as consumer electronics, trends, skateboards and paintball merchandise, and much more available for purchase. TRADESMART also buys back for cash or store credit entertainment products that customers have previously enjoyed.

We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, movies on DVD and Blu-Ray, music, trends, and electronics. We fill orders for new and used product placed at the website and also through Amazon Marketplace using our proprietary goShip program, which allows us to ship directly from stores. We have one wholly-owned subsidiary, Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ended January 31, 2012 is referred to as fiscal 2011.

Business Strategy

Our goal is to continue to enhance our position as a leading multimedia entertainment retailer primarily in medium-sized communities by expanding and remodeling existing stores and opening new stores in selected markets, along with adapting our product lines to meet the changing needs of our customers and offering our products through the Internet. Each element of our business strategy is designed to build consumer awareness of the Hastings concept and achieve high levels of customer loyalty and repeat business. We believe the key elements of this strategy are the following:

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

Product Category	Minimum Title Count	Maximum Title Count
Books	6,000	46,000
Rental Video and Video Games	15,000	26,000
Used Video, Video Games, Music	8,000	32,000
Music	7,000	14,000
Video and Video Games	6,000	13,000
Trends and Consumables	6,000	19,000
Used Books	5,000	51,000
Periodicals	—	3,000
Consumer Electronics	1,000	2,000

The following table shows our revenue mix as a percentage of total revenues (excluding gift card breakage), for both used and new products, for the last three fiscal years:

	Fiscal Year
Product Category	2011	2010	2009
Books	22%	22%	23%
Video	22%	22%	21%
Rental	14%	16%	16%
Music	12%	12%	13%
Video Games	12%	12%	12%
Trends	8%	7%	6%
Consumables and Hardback Café	5%	4%	4%
Electronics	3%	3%	3%
Other	2%	2%	2%

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

Customer-Oriented Format. We design our stores to provide an easy-to-shop, open store atmosphere by offering major product categories in a “store-within-a-store” format. Most of our stores position product with customer affinities together in three departments (e.g., books, music/video games/trends and video/rental) that are designed to allow customers to view the entire store. Currently, 105 stores utilize some form of the three across department format, and the Company plans to expand this model in fiscal 2012 to an additional eleven existing stores. This store configuration produces significant cross-marketing opportunities among the various departments, which we believe results in higher average transaction volumes and impulse purchases. We position product with customer affinities together around a wide racetrack aisle in stores not using the three department format. We also plan to redesign the product flow in a total of fifty-five stores during fiscal 2012 in order to reduce the footprint of Rental Movies and increase the footprint of new and expanded product lines in categories such as Trends and Consumer Electronics. To encourage browsing and the perception of Hastings as a community gathering place, we have continued to invest in our Hardback Coffee Cafés. At March 31, 2012, we had seventy-six Hardback Coffee Cafés serving gourmet coffee and pastries, thirty-eight of which allow the customer to place drive-thru orders. We have plans to open a Hardback Coffee Café in one existing store in fiscal 2012, which will facilitate drive-thru orders. All Hardback Coffee Cafés currently offer Wi-Fi accessibility to customers. Stores without Hardback Coffee Cafés have incorporated other amenities, such as comfortable chairs for reading, soft drinks and snacks, video game auditioning stations, interactive information kiosks, children’s reading areas and in-store promotional events.

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

Used and Budget-Priced Products. Since 1992, we have bought or traded for customers’ CDs to sell as used product in order to leverage the value of our CD offering. During 2001, we added DVDs and video games and in 2004 we added books to our used product offerings. Additionally, we purchase used product directly from outside vendors, although the majority of our purchases come straight from customers selling back product. In addition to used products, we offer budget-priced products in all of our major product categories in order to promote value to a broad base of budget conscious consumers. By offering used and budget products, we allow the customer to choose between a new or a less expensive used copy of the same title. During fiscal 2011, 2010, and 2009, we generated approximately 15.7%, 14.5% and 14.2%, respectively, of our total revenues (excluding breakage revenue) from used and budget-priced products. We believe customer loyalty and additional visits are created by customers trading in unwanted entertainment media for cash or credit.

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

During 2011, we launched a new homepage and mobile version for www.goHastings.com, and added electronic books (“eBooks”) to our product selection. Features of the new homepage included updated headers and footers which improve overall usability, added department menus for eBooks and MP3s, and a more prominent placement of the search box, email sign-up link, store locater and link to view the weekly newspaper ads. These updates not only improve the customer experience, but they also provide us with better promotional opportunities and the customers with a better overall picture of what Hastings has to offer. The mobile version of our website makes it easy for customers to quickly find an item or browse major categories and promotional offers for all departments from their mobile device. The mobile site includes a prominent search box, store locator and overall department menu, along with an accordion style menu outlining each department’s best categories and promotional offers.

To accompany the addition of eBooks to our product lineup, we also introduced our free Readmor application, which allows customers access to hundreds of thousands of best-selling books in a digital format. Designed to meet the changing demands of customers for digital entertainment, the Readmor application can be downloaded to customers’ favorite Apple or Android devices. It also comes preloaded on each Nextbook Premium 7 we sell. Introduced in November 2011, the Nextbook Premium 7 tablet is a total entertainment Wi-Fi Android OS system that is Flash 10.1 ready and equipped with a 7” color capacitive touch screen 1 GHz processor, G-sensor, SD memory card slot, and integrated speakers. The Nextbook Premium 7 tablet enables our customers to read electronic books, surf the web, view email, listen to MP3s and watch movies, all on one simple device. Additionally, we are the first chain to allow customers to trade in their physical books at our stores for credit they can use to purchase the Nextbook Premium 7 in our stores or to purchase digital content at www.goHastings.com.

We prominently display the website in our weekly advertisements and in-store to drive direct visits to www.goHastings.com. In order to widen our reach to customers that may not live near a Hastings store, we use various channels to market our website. Affiliate marketing, which includes using partner websites to advertise our promotions, is a strong channel. When a customer clicks on our link from an affiliate website they are sent to www.goHastings.com where they can purchase our product. For fiscal 2011, we had approximately 759,000 customers click on an affiliate link and 6.4% of those visits resulted in a sale. Total sales through affiliate marketing were approximately $1.3 million for fiscal 2011. Through another channel, we send semiweekly emails notifying customers of promotions and special offers. We have also begun user segmentation by sending emails to customers about the departments they are interested in. We also take part in Social Media, a growing marketing channel. Social Media is the new “word of mouth” marketing that influences the buying decisions of customers. Facebook and Twitter are two primary Social Media channels that we utilize. Our Facebook page, which currently has over 200,000 fans, allows us to let fans know about current events at their local stores and current sales or promotions. It also gives us a forum to communicate with fans who post questions or comments about their Hastings experiences. Through Twitter, we “tweet” our latest sales, promotions, and events. Other marketing channels we employ include comparison shopping engines, display advertisement (on various online websites), pay-per-click, referrals, and search engine optimization. Through each marketing channel, we work to convert “clicks” into sales and reach customers nationwide.

Expansion Strategy

We do not plan to open, relocate or remodel any stores during fiscal 2012. We plan to close three stores during fiscal 2012, two of which have been closed before the filing of this Annual Report on Form 10-K. Beyond fiscal 2012, we have identified potential locations for future stores in under-served, medium-sized markets that meet our new-market criteria. Management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores. We believe that with our current information systems and distribution capabilities, our infrastructure can support our anticipated rate of expansion and growth for at least the next several years.

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

Inventory Management. Inventory management systems interface with other store systems and accommodate electronic receiving and returns to maintain perpetual inventory information. Cycle counting procedures allow us to perform all physical inventory functions, including the counting of a portion of each store’s inventory on a weekly basis, resulting in the equivalent of full wall-to-wall inventory counts over the course of the year. The system provides reports to assist in researching any variances. We utilize Advanced Ship Notifications from our vendors to efficiently and accurately receive inventory.

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

Data Center. Our data facility includes redundant power, climate control and communications as well as a backup generator. The physical building has been reinforced and is anticipated to withstand most natural disasters.

goShip. We fill Internet orders for new and used product placed at www.goHastings.com, Amazon Marketplace and eBay through our proprietary goShip program, which allows us to ship product to customers directly from store inventories. The goShip system allows us to list the selected stores’ inventory on www.goHastings.com, Amazon Marketplace and eBay. When orders are placed, they are sourced to the stores and generally shipped to the customer within 72 hours. This has allowed us to leverage our store inventory to a wider group of customers, which increases store revenue and enhances the performance of the product inventory. As of March 31, 2012, we had 130 stores participating in goShip.

Distribution and Vendors

Our distribution center is located in a 198,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 39,000 products offered in substantially every store. The primary purpose of the distribution center is to warehouse large deal purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to carry high velocity products purchased from vendors that have long lead times to ensure adequate in-stock positions. The distribution facility is also used to receive, process and ship items that are to be returned to manufacturers and distributors, and to rebalance merchandise inventories among our stores. This facility currently provides inventory to all Hastings stores and is designed to support our anticipated rate of expansion and growth for the next two years. We ship products weekly to each Hastings store, facilitating quick and responsive inventory replenishment. We send additional shipments to various stores one to two times per week for new release or hot selling products that need replenishment in between weekly shipments. Approximately 35% of our total product, based on store receipts, is distributed through the distribution center. Approximately 65% of our total product is shipped directly from vendors to the stores.

Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low-pricing structure. In fiscal 2011, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three vendors accounted for approximately 19% of total products purchased during fiscal 2011. While selections from a particular artist or author generally are produced by a single studio or publisher, we strive to maintain vendor relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor. Typically, vendors charge a fee for the return of product. In addition to this fee, we incur freight and handling costs to return product to vendors.

Store Operations

Most of our stores employ one store manager, and approximately half of our stores employ one manager in training. Store managers and managers in training are responsible for the execution of all operational, merchandising, human resources and marketing strategies for the store in which they work. Stores also generally have department managers, who are individually responsible for their respective departments: books, lifestyles, video, customer service, café, and inventory control. Hastings stores are generally open Sunday through Thursday from 9:00 a.m. to 10:00 p.m. and Friday and Saturday from 9:00 a.m. to 11:00 p.m. The only day our stores are closed is Christmas.

Competition

Hastings competes, within our trading areas, with all specialty music, book, video, and video game retailers and with mass retailers. Additionally, Hastings competes with video and video game rental stores and both Internet retail and rental businesses operating in our core product categories.

Seasonality

Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season.

Trademarks and Servicemarks

We believe our trademarks and service marks, including the marks HASTINGS, HASTINGS BOOK MUSIC VIDEOS, HASTINGS YOUR ENTERTAINMENT SUPERSTORE, SUN ADVENTURE SPORTS, SUN ADVENTURE SPORTS (Design), GOHASTINGS, GOHASTINGS.COM, GOHASTINGS.COM (Design), HARD BACK COFFEE CAFÉ, HARDBACK CAFÉ, HARDBACK CAFÉ (Design), HASTINGS DISCOVER YOUR ENTERTAINMENT (Design), TRADESMART, TRADESMART (Design), READMOR, and READMOR (DESIGN) have significant value and are important to our marketing efforts. We have registered each of the above as service marks with the United States Patent and Trademark Office. We are currently claiming common law rights in the marks BUY SELL TRADE RENT, HASTINGS HARD BACK CAFÉ, HASTINGS HARD BACK COFFEE CAFÉ, and HASTINGS YOUR ENTERTAINMENT SUPERSTORE HARD BACK CAFÉ. We maintain a policy of pursuing registration of our principal marks and vigorously opposing any infringement of our marks.

Associates

We refer to our employees as associates because of the critical role they play in the success of each Hastings store and the Company as a whole. As of March 31, 2012, we employed 5,153 associates, of which 1,740 are full-time and 3,413 are part-time associates. Of this number, 4,710 were employed at retail stores, 190 were employed at our distribution center and 253 were employed at our corporate offices. None of our associates are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company

Below is certain information about the executive officers of Hastings.

Name	Age	Position
John H. Marmaduke	64	Chairman of the Board, President and Chief Executive Officer
Alan Van Ongevalle	44	Executive Vice President of Merchandising
Dan Crow	65	Vice President of Finance and Chief Financial Officer
Scott Voth	50	Vice President of Stores
Kevin Ball	55	Vice President of Marketing
Phil McConnell	49	Vice President, Divisional Merchandise Manager
John Hintz	47	Vice President of Information Technology
Victor Fuentes	45	Vice President, Divisional Merchandise Manager

All executive officers are chosen by the Board of Directors and serve at the Board’s discretion. Information concerning the business experience of our executive officers is as follows:

John H. Marmaduke, age 64, has served as President and Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company’s former parent company, Western Merchandisers, Inc. (“Western”), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart Stores, Inc. Mr. Marmaduke also serves on the board of directors of the Entertainment Merchants Association. Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 40 years.

Alan Van Ongevalle, age 44, has served as Executive Vice President of Merchandising of the Company since August 2009. From February 2007 to August 2009, Mr. Van Ongevalle served as Senior Vice President of Merchandising. From February 2003 until February 2007, Mr. Van Ongevalle served as Vice President of Information Technology and Distribution. From August 2002 to February 2003, Mr. Van Ongevalle served as Vice President of Marketing and Distribution. From May 2000 to August 2002, Mr. Van Ongevalle served as Vice President of Marketing. From August 1999 to May 2000, Mr. Van Ongevalle served as the Senior Director of Marketing and from September 1998 to August 1999 as Director of Advertising. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager and Director of New Stores for the Southern Kansas area through September 1998.

Dan Crow, age 65, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and Financial Executives International.

Scott Voth, age 50, has served as Vice President of Store Operations since January 2011. Mr. Voth has served as Senior Director of Field Operations since November 2010. Mr. Voth joined the Company in May 2009 and previously served as a Regional Manager and Director of Field Operations. Prior to joining the Company, Mr. Voth worked as a Market Manager for Wal-Mart Stores, Inc. (Sam’s Club Division), an international retailer not affiliated with the Company, from 1998 through 2008. He holds over 25 years of retailing experience.

Kevin Ball, age 55, has served as Vice President of Marketing of the Company since May 2004. From 2001 to 2004, Mr. Ball served as Vice President of Marketing at Organized Living, a specialty retailer of home organization products, headquartered in Kansas City. From 2000 to 2001, Mr. Ball held the position of Vice President of Marketing at Crown Books in Washington, D.C., and from 1995 to 2000 was the Director of Marketing at Trans World Entertainment in Albany, N.Y.

Phil McConnell, age 49, has served as Vice President and Divisional Merchandise Manager, responsible for Music, Trends, Consumables, Consumer Electronics, Distribution and Inventory Management of the Company, since June 2006. Prior to that, Mr. McConnell most recently served for nine years as Vice President of Merchandising for VMI Services for Alliance Entertainment Corporation (AEC), the largest wholesale distributor of prerecorded music and movies in the nation. Previously, Mr. McConnell served in senior merchandising positions with Best Buy and Circuit City.

John Hintz, age 47, has served as Vice President of Information Technology of the Company since February 2007. Mr. Hintz previously served as Senior Director of Application Development since August 2006. From February 2006 to August 2006, he served as the Director of Application Development. From August 2003 to August 2006, he served as Director of Retail Technologies. He was promoted to Director of Store Systems in August of 2001. Mr. Hintz joined Hastings in 1987 as a store associate.

Victor Fuentes, age 45, has served as Vice President and Divisional Merchandise Manager, responsible for Books, Movies, Video Games, and all Used Product Initiatives, since October 2007. Mr. Fuentes has served as Divisional Merchandise Manager of Movies, Video Games, and Consumer Electronics of the Company, since June 2006. From June 2000 to June 2006, he served as Senior Product Director of Movies and Video Games. Mr. Fuentes joined Hastings in 1987 as a store associate. In September 1989, he was promoted to the corporate office and subsequently held various positions in the Company prior to serving as Senior Buyer from September 1994 to May 2000.

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

We operate in a highly competitive industry. For all of our product categories, we compete directly with national store operators, regional chains, specialty retailers and independent single store operators, discount stores, warehouse and mail order clubs and mass merchandisers. In addition, the Internet is a significant channel for retailing for most of the product categories that we offer. In particular, the retailing of books, music and video over the Internet is highly competitive, and increased competition may come as it becomes easier for smaller, individual sellers to list products for sale on the Internet. In addition, we face competition from companies engaged in the business of selling books, music and movies and the renting of movies via electronic means, including the downloading of music content, in-home video delivery and the delivery of books to electronic book readers. An increase in competition in the physical or electronic markets in which we operate has had and may continue to have a material adverse effect on our operations.

Our business could be negatively impacted if the in-store video retailer distribution window is reduced or eliminated.

A competitive advantage that in-store video retailers currently enjoy over most other movie distribution channels, except theatrical release, is the early timing of the in-store video retailer “distribution window.” After the initial theatrical release of a movie, studios generally make their movies available to in-store video retailers (for rental and retail, including mass merchant retailers) for specified periods of time. This distribution window is typically exclusive against most other forms of non-theatrical movie distribution, such as premium television, basic cable and network and syndicated television. The length of this exclusive distribution window for in-store video retailers varies, but has traditionally ranged from 45 to 60 days for domestic video stores. According to industry statistics, more movies are now being released to pay-per-view, video-on-demand or digital downloads at the shorter end of the in-store video retailer distribution window rather than at the longer end. In addition, many of the major movie studios have entered into various ventures to provide video-on-demand or similar services of their own. Recently, certain studios have also instituted a distribution window by which titles are available on pay-per-view and for sale only for an initial twenty-eight days before being available to an in-store video retailer. Increased studio participation in or support of these types of services could impact their decisions with respect to the timing and exclusivity of the in-store video retailer distribution window.

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

We believe that most studios have a significant interest in maintaining a viable in-store video retail industry. However, the order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the movie, and we cannot predict future decisions by the studios or the impact, if any, of those decisions. In addition, any consolidation or vertical integration of media companies to include both content providers and digital distributors could pose a risk to the continuation of the distribution window.

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

Advances in technologies such as video-on-demand, rental video kiosks and electronic book readers, or certain changes in consumer behavior driven by these or other technologies and methods of delivery have had and could continue to have a negative effect on our business. In particular, our business could be impacted if (i) newly released movies were to be made widely available by the studios to these technologies at the same time or before they are made available to in-store video retailers for rental and (ii) these technologies were to be more widely accepted by consumers. In addition, advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a negative effect on our video rental business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers’ homes. Also, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers’ homes.

The continuing popularity of technological advances that allow consumers to download music directly from the Internet could continue to have a negative impact on our music business. Additionally, the emergence of rental video kiosks could continue to have an adverse affect on our movie rental business. Electronic book readers that allow consumers to download books directly to a portable device have had, and could continue to have, a negative impact on our book business.

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

We cannot predict the impact of the current volatility in the financial markets and the resulting costs or constraints in obtaining financing on our business and financial results.

Historically, our principal sources of cash are our operating activities and borrowings under our revolving credit facility. The crisis in the financial markets beginning in fiscal 2008 has had a significant adverse impact on a number of financial institutions. The inability of the financial institution providing our credit facility to fund its commitment could adversely affect our ability to generate cash. We cannot predict with any certainty the impact of any continued deterioration in the financial markets or any resulting material impact on our lender’s liquidity, future financing costs or results of operations.

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

Ongoing volatility in global commodity, currency and financial markets resulted in uncertainty in the business environment beginning in 2009, which is expected to continue into 2012. We rely on access to the credit markets, specifically our revolving credit facility, to provide supplemental funding for our operations. Although we have not experienced a disruption in our ability to borrow under this facility, it is possible that we may have difficulty accessing the credit markets in the future, which may disrupt our businesses or further increase our cost of funding its operations.

We may see increased costs or lower revenue arising from health care reform.

In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act. This act may have a significant impact on health care providers, insurers and others associated with the health care industry. We are currently evaluating the impact of this comprehensive act on our business. In March 2012, the U.S. Supreme Court heard oral arguments on the constitutionality of this legislation, and the Court may strike down all or portions of the statute, making its application even more uncertain. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems. It is uncertain what legislative programs, if any will be adopted in the future, or what action the Supreme Court, Congress or state legislatures may take regarding health care reform proposals or legislation.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of March 31, 2012, we operated 138 superstores in 19 states located as indicated in the following table:

Name of State	Number of Stores
Alabama	1
Arkansas	11
Arizona	7
Colorado	3
Idaho	10
Indiana	1
Kansas	7
Kentucky	1
Louisiana	1
Missouri	6
Montana	6
Nebraska	4
New Mexico	14
Oklahoma	12
Tennessee	6
Texas	36
Utah	2
Washington	7
Wyoming	3

Total	138

Additionally, we operated two Sun Adventure Sports stores, located in Amarillo, Texas and Lubbock, Texas, and one TRADESMART store, located in Littleton, Colorado.

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

We actively manage our existing stores and from time to time close under-performing stores. We closed six stores during fiscal 2011 and three stores during fiscal 2010. Additionally, we plan to close three stores during fiscal 2012, when the leases for these stores expire.

The terms of our store leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a store.

The following table sets forth, as of March 31, 2012, the number of superstores that have current lease terms that will expire during each of the following fiscal years and the associated number of stores for which we have options to extend the lease term:

	Number of Stores	Options
Fiscal Year 2012	13	12
Fiscal Year 2013	20	12
Fiscal Year 2014	26	21
Fiscal Year 2015	21	16
Fiscal Year 2016	11	8
Thereafter	47	46

Total	138	115

In addition to the table set forth above, the Sun Adventure Sports located in Amarillo, Texas has a lease that will expire during fiscal 2020, with options available to extend the lease term. The Sun Adventure Sports located in Lubbock has a lease that will expire during fiscal 2022 with an option available to extend the lease term. TRADESMART, located in Littleton, Colorado, has a lease that will expire during fiscal 2021 with an option available to extend the lease term.

Historically, we have not experienced any significant difficulty renewing or extending leases on a satisfactory basis.

Our headquarters and distribution center are located in Amarillo, Texas in a leased facility consisting of approximately 45,000 square feet for office space and 198,000 square feet for the distribution center. The leases for this property terminate in September 2014, and we have the option to renew these leases through March 2026.

ITEM 3.	LEGAL PROCEEDINGS.

Information regarding our legal proceedings is set forth in Note 15 to the consolidated financial statements, which information is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The shares of Hastings’ common stock are listed and traded on The NASDAQ National Market (“NASDAQ”) under the symbol “HAST.” Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on NASDAQ:

	High	Low
2011:
First Quarter	$6.60	$4.64
Second Quarter	$5.29	$3.85
Third Quarter	$4.82	$1.85
Fourth Quarter	$2.32	$1.25

2010:
First Quarter	$9.38	$3.82
Second Quarter	$8.02	$5.10
Third Quarter	$7.55	$6.35
Fourth Quarter	$6.87	$5.21

As of March 31, 2012, there were 290 holders of record of our common stock.

The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements and our operating and financial condition, among other factors. We have not declared or paid any dividend during fiscal 2011 or 2010, nor do we intend to pay dividends in the foreseeable future.

A summary of our purchases of shares of our common stock for the three months ended January 31, 2012 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
November 1 to November 30, 2011	—	$—	—	N/A
December 1 to December 31, 2011	65,000	1.48	65,000	N/A
January 1 to January 31, 2012	167,100	1.60	167,100	N/A

Total	232,100	$1.57	232,100	$6,286,630

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million worth of our common stock. To date, the Board of Directors has approved the repurchase of up to an additional $32.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.
(2)	A total of 5,343,749 shares have been purchased under the repurchase plan at a total cost of approximately $31.2 million, or approximately $5.84 per share.

Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	January 31, 2007	January 31, 2008	January 31, 2009	January 31, 2010	January 31, 2011	January 31, 2012
Hastings	$100.00	$148.14	$42.71	$71.86	$93.90	$27.46
S&P 500 Index	100.00	95.85	57.42	74.67	89.42	91.25
NASDAQ Composite Index	100.00	96.99	59.92	87.15	109.58	114.20

The graph above compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and the NASDAQ Composite Index over the same period. The graph assumes the investment of $100 in Hastings common stock, the S&P 500 Index and the NASDAQ Composite Index on January 31, 2007 and the reinvestment of all dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning stock options outstanding, the weighted average exercise price of those options and options remaining to be granted under existing option plans, whether approved or not approved by security holders, as of January 31, 2012. The purpose of this table is to illustrate the potential dilution that could occur from past and future equity grants. Hastings does not have any outstanding warrants or stock appreciation rights.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	655,083	(1)	$4.68	454,798
Equity compensation plans not approved by security holders	—		—	—

Total	655,083		$4.68	454,798

(1)	Not included in the above table are 78,750 restricted stock units that will result in the issuance of Hastings common stock upon the vesting of such restricted stock units. The restricted stock units were granted under equity compensation plans that have been approved by security holders.

ITEM 6.	SELECTED FINANCIAL DATA.

The data set forth below should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s Financial Statements and notes thereto.

	Fiscal Year
(In thousands, except per share and square foot data)	2011	2010	2009	2008	2007
Income Statement Data:
Merchandise revenue	$425,142	$440,038	$441,462	$451,492	$458,076
Rental revenue	70,426	80,216	81,374	87,256	89,609
Gift card breakage revenue (1)	819	801	8,510	—	—

Total revenues	496,387	521,055	531,346	538,748	547,685
Merchandise cost of revenue	295,506	303,714	307,074	315,780	321,438
Rental asset cost of revenue	27,166	29,950	29,424	30,948	31,107

Total cost of revenues	322,672	333,664	336,498	346,728	352,545
Gross profit	173,715	187,391	194,848	192,020	195,140
Selling, general and administrative expenses (2)	185,107	184,142	183,413	182,511	177,028
Pre-opening expenses	244	—	3	233	120

Operating income (loss)	(11,636)	3,249	11,432	9,276	17,992
Interest expense	(1,334)	(1,014)	(1,014)	(1,961)	(2,919)
Other, net (3)	275	156	1,902	193	123

Income (loss) before income taxes	(12,695)	2,391	12,320	7,508	15,196
Income tax expense (4)	4,884	686	5,387	3,449	4,951

Net income (loss)	$(17,579)	$1,705	$6,933	$4,059	$10,245

Basic income (loss) per share	$(2.05)	$0.19	$0.72	$0.40	$0.95

Diluted income (loss) per share	$(2.05)	$0.18	$0.71	$0.39	$0.93

Weighted-average common shares outstanding – basic	8,556	9,036	9,610	10,122	10,797
Weighted-average common shares outstanding – diluted	8,556	9,326	9,752	10,324	11,055
Other Data:
Depreciation (5)	$17,026	$17,273	$18,957	$20,019	$19,400
Capital expenditures (6)	$15,944	$11,906	$11,265	$25,539	$15,256
Store Data:
Total selling square footage at end of period	2,918,708	3,017,739	3,065,477	3,137,692	3,134,912
Comparable-store revenues increase (decrease) (7)	(5.3%)	1.4%	(3.1%)	(1.6%)	(0.1%)
Revenue per selling square footage(8)	$169.77	$172.40	$170.58	$171.69	$174.70

	January 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Working capital (9)	$93,349	$83,870	$88,740	$75,373	$76,983
Total assets	$225,474	$229,683	$238,800	$253,703	$260,221
Total long-term debt	$53,279	$31,766	$38,174	$44,507	$40,616
Dividends declared	$—	$—	$—	$—	$—
Total shareholders’ equity (4)	$86,058	$104,726	$108,158	$102,036	$101,808

(1)	In fiscal 2011, fiscal 2010 and fiscal 2009, we recorded approximately $0.8 million, $0.8 million and $8.5 million, respectively, of revenue for the estimated breakage on gift cards we previously issued and sold. See Note 1 of the financial statements for additional discussion.
(2)	Includes approximately $0.7 million, $0.7 million, $1.6 million, and $0.8 million of impairment charges for fiscal 2011, 2010, 2009, and 2008, respectively. No impairment charges were recognized during fiscal 2007. Includes approximately $2.4 million of abandoned lease expense recognized for fiscal 2011.
(3)	For fiscal 2009, includes approximately $1.4 million related to gain from insurance proceeds. See Note 16 of the financial statements for additional discussion.
(4)	The results for fiscal 2011 include a valuation allowance of approximately $8.6 million, which was recorded during the fourth quarter. The results for fiscal 2010 include a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service (“IRS”) audit of the Company’s previously filed Federal tax returns. The results for fiscal 2009 include a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an IRS audit of the Company’s previously filed tax returns. The results for fiscal 2008 reflect a discrete tax charge of approximately $0.8 million related to an IRS audit of the Company’s previously filed federal tax returns. The IRS audit resulted in a change in our tax method used to account for gift cards and the $0.8 million represents interest due as a result of the audit. On February 1, 2007, we recognized an increase in the liability for uncertain tax positions plus interest and penalties totaling $0.8 million as a result of the adoption of Accounting Standards Codification Topic 740, which includes guidance related to accounting for uncertainty in income taxes, with a corresponding adjustment to retained earnings. The results for fiscal 2007 reflect an income tax benefit of approximately $0.9 million related to a favorable settlement of a prior year’s state tax liability.
(5)	Excludes amounts associated with our rental asset cost depreciation of $11.0 million, $11.9 million, $12.3 million, $14.8 million, and $13.4 million, for fiscal 2011, 2010, 2009, 2008, and 2007, respectively.
(6)	Includes purchases of property, equipment and improvements. For fiscal 2009, amount is shown net of approximately $0.5 million in proceeds received from insurance that were used to fund capital expenditures to replace assets that were damaged.
(7)	Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Gift card breakage revenues are not included, and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.
(8)	Excludes gift card breakage revenue of approximately $0.8 million, $0.8 million and $8.5 million for fiscal 2011, 2010 and 2009, respectively.
(9)	Working capital is calculated as total current assets less total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this Annual Report on Form 10-K.

Overview

Hastings is a leading multimedia entertainment retailer that buys, sells, trades and rents various home entertainment products, including books, music, software, periodicals, new and used CDs, movies on DVD and Blu-ray, video games, video game consoles and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise through our entertainment stores and our Internet web site. As of March 31, 2012, we operated 138 stores averaging approximately 24,000 square feet in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. Each of the stores, operated on leased premises, is wholly-owned by us and is operated under the name of Hastings. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas, and TRADESMART, located in Littleton, Colorado, which are wholly-owned by us.

Over the past three years, our financial performance has been adversely impacted by a number of factors, including the economic downturn and the expanding digital delivery of entertainment. As the economy improves, we expect our total revenues to improve. However, as consumer spending patterns shift toward digital delivery of content and internet retailers, particularly with regard to books, we expect the negative trends in sales of new books to continue and therefore expect a slight single digit decrease in Book Comp sales, excluding sales of the Nextbook Premium 7 electronic book reader and related accessories, for fiscal 2012. We expect Music Comp sales, which have had mid single to double digit decreases for the last five years driven primarily by digital content delivery, to have a slight increase for fiscal 2012. The Music Comp increase planned is primarily due to our plans to expand the footprint for Music in approximately 55 stores during fiscal 2012 as we shrink our rental footprint. Movie Comps have been negatively impacted by a weak schedule of new releases during fiscal 2011 which has directly impacted new movie sales. We expect the negative trend in sales of new movies to continue but we expect a slight increase for total Movie Comps for fiscal 2012, primarily driven by an increase in sales of used movies.

Our operating strategy is to continue to enhance our position as a multimedia entertainment retailer by expanding and remodeling existing stores, opening new stores in selected markets and offering our products through our Internet web site. We are also focused on shifting our business model more toward lifestyle products to become less dependent on entertainment products. Some examples of lifestyle products include tablet expansions for reading, watching movies and playing games and phone app products to be used with your smart phone for fun, health and fitness References herein to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2012 is referred to as fiscal 2011.

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

We currently depreciate the cost of our rental assets on an accelerated basis over six months or nine months, except for rental assets purchased for the initial stock of a new store, which are depreciated on a straight-line basis over 36 months. Rental assets, which include DVDs, Blu-rays and Video Games, are depreciated to salvage values ranging from $4 to $10. Rental assets purchased for less than established salvage values are not depreciated.

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

Income Taxes. In determining net income (loss), we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable earnings in the year when we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities on any change in income tax rates in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the appropriate valuation allowance, we consider all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities.

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

	Fiscal Year
	2011	2010	2009
Merchandise revenue	85.6%	84.5%	83.1%
Rental asset revenue	14.2	15.4	15.3
Gift card breakage revenue	0.2	0.1	1.6

Total revenues	100.0	100.0	100.0
Merchandise cost of revenue	69.5	69.0	69.6
Rental asset cost of revenue	38.6	37.3	36.2

Total cost of revenues	65.0	64.0	63.3
Gross profit	35.0	36.0	36.7
Selling, general and administrative expenses	37.3	35.4	34.5
Pre-opening expenses	—	—	—

	37.3	35.4	34.5

Operating income (loss)	(2.3)	0.6	2.2
Other income (expense):
Interest expense	(0.3)	(0.2)	(0.2)
Other, net	0.1	—	0.3

	(0.2)	(0.2)	0.1

Income (loss) before income taxes	(2.5)	0.4	2.3
Income tax expense	1.0	0.1	1.0

Net income (loss)	(3.5)%	0.3%	1.3%

	Fiscal Year
	2011	2010	2009
Hastings Stores(1):
Beginning number of stores	146	149	153
Openings	1	—	—
Closings	(7)	(3)	(4)

Ending number of stores	140	146	149

(1)	We operate three concept stores, including two Sun Adventure Sports and one TRADESMART, which are not included in summary of Hastings Stores activity.

Fiscal 2011 Compared to Fiscal 2010

Revenues. Total revenues for the fiscal year ended January 31, 2012 decreased approximately $24.7 million, or 4.7%, to $496.4 million compared to $521.1 million for the fiscal year ended January 31, 2011. As of January 31, 2012, we operated six fewer Hastings superstores, as compared to January 31, 2011. In addition to our superstores, we operated two additional concept stores, TRADESMART (Littleton) and Sun Adventures Sports (Lubbock), as compared to January 31, 2011. The following is a summary of our revenues results (dollars in thousands):

	Fiscal Year Ended January 31,
	2012		2011		Decrease
	Revenues	Percent Of Total	Revenues	Percent of Total	Dollar	Percent
Merchandise revenue	$425,142	85.6%	$440,038	84.5%	$(14,896)	-3.4%
Rental revenue	70,426	14.2%	80,216	15.4%	(9,790)	-12.2%
Gift card breakage revenue	819	0.2%	801	0.1%	18	2.2%

Total Revenues	$496,387	100.0%	$521,055	100.0%	$(24,668)	-4.7%

Stores open at period end	143		147		(4)	-2.7%

Comparable-store revenues (“Comp”)

Total	-5.3%
Merchandise	-4.0%
Rental	-12.4%

Below is a summary of the Comp results for our major merchandise categories:

	Fiscal Year Ended January 31,
	2012	2011
Trends	10.4%	9.7%
Hardback Café	4.8%	9.7%
Electronics	3.7%	2.0%
Music	-4.5%	-4.8%
Books	-4.8%	-4.2%
Video Games	-5.1%	4.7%
Consumables	-6.3%	2.7%
Movies	-8.2%	6.3%

Trends Comps increased 10.4% for fiscal 2011 due to increased sales of apparel and accessories, novelty items, new comics and graphic novels, action figures and collectible card games, such as Magic: The Gathering. Key drivers in the apparel and accessories category included hats, jewelry, licensed apparel, bags and footwear. Hardback Café Comps increased 4.8% during fiscal 2011 primarily due to increased sales of iced and blended specialty café drinks. Electronics Comps increased 3.7% during fiscal 2011, primarily resulting from increased sales of headphones, along with strong sales of refurbished Apple iPads and tablet accessories, partially offset by lower sales of new Apple iPods. Music Comps decreased 4.5% for fiscal 2011, due to lower sales of new and used CDs. CD sales were impacted by a sales shift to lower priced promotional products. Music units sold increased 1.3% during fiscal 2011. Book Comps decreased 4.8% during fiscal 2011 due to lower sales of new mass market books, hardbacks and trade paperbacks, lower sales of used hardbacks and trade paperbacks, and lower sales of magazines, partially offset by sales of the Nextbook Premium 7 e-reader tablet and related accessories. Book Comps, excluding sales of the Nextbook Premium 7 and related accessories, decreased 5.7% for fiscal 2011. New book sales were negatively impacted by the increasing popularity of e-readers. Video Game Comps decreased 5.1% during fiscal 2011, primarily due to lower sales of new and used video game consoles, new gaming accessories and new video games for the Nintendo Wii and Nintendo DS handheld console. These decreases were partially offset by increased sales of new and used games for the Microsoft XBOX 360, new games for the Sony Playstation 3, and used accessories. Consumable Comps decreased 6.3% for fiscal 2011, primarily resulting from lower sales of bottled drinks, popcorn and assorted candies and snack foods. Consumable sales are highly dependant on rental traffic which was down during the current fiscal year. Movies Comps decreased 8.2% during fiscal 2011 due to lower sales of new and used DVDs, along with DVD boxed sets, partially offset by increased sales of new and used Blu-ray movies. Movie Comps were negatively impacted by a weaker slate of releases during fiscal 2011.

Rental Comps decreased 12.4% for fiscal 2011, primarily due to fewer rentals of DVDs and video games, partially offset by increased rentals of Blu-ray movies. Rental Video Comps were negatively impacted by a lower quality of new releases during the current fiscal year and by competitor rental kiosks and subscription-based rental services. Rental Video Comps decreased 13.1% for the year, and units rented decreased 11.2%. Rental Video Game Comps decreased 5.9% and units rented decreased 6.7%.

For fiscal 2012, we are projecting a slight increase in Merchandise Comps and a double digit decrease in Rental Comps. Generally, it is difficult for us to project future Comp sales. Our Comp sales are to a great extent dependent upon the quantity and quality of new releases from the studios, publishers, and hardware manufacturers, as well as general economic conditions and other factors not under our control.

Gross Profit – Merchandise. For fiscal 2011, total merchandise gross profit dollars decreased approximately $6.7 million, or 4.9%, to $129.6 million from $136.3 million for fiscal 2010, primarily due to lower revenues, along with lower merchandise margin rates. As a percentage of total merchandise revenue, merchandise gross profit decreased to 30.5% for fiscal 2011, compared to 31.0% for fiscal 2010, primarily due to increased promotional pricing and freight costs, partially offset by lower shrinkage expense and lower markdown expense. The decrease in shrinkage expense is a direct result of our comprehensive store audit program that assesses store level execution and controls designed to reduce shrink, with a strong focus on our stores with historically high-shrinkage.

Gross Profit – Rental. For fiscal 2011, total rental gross profit dollars decreased approximately $7.0 million, or 13.9%, to $43.3 million from $50.3 million for fiscal 2010, primarily due to lower revenues, along with lower rental margin rates. As a percentage of total rental revenue, rental gross profit decreased to 61.4% for fiscal 2011 compared to 62.7% for fiscal 2010, also primarily as a result of lower rental revenues.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased approximately $1.0 million, or 0.5%, to $185.1 million compared to $184.1 million for the same period last year, primarily due to the recognition of approximately $2.4 million in abandoned lease expense related to two stores closed during the fourth quarter and an increase of approximately $0.5 million in store maintenance costs, partially offset by a decrease of approximately $1.2 million in store labor costs and a decrease in bonuses under our bonus incentive programs of approximately $0.8 million. Excluding abandoned lease expense, SG&A decreased approximately $1.4 million during fiscal 2011, or 0.8%, to $182.7 million compared to $184.1 million for fiscal 2010. As a percentage of total revenue, SG&A increased to 37.3% for fiscal 2011 compared to 35.3% for fiscal 2010, primarily due to deleveraging resulting from lower revenues.

Interest Expense. For fiscal 2011, interest expense increased approximately $0.3 million, or 30.0%, to $1.3 million, compared to $1.0 million for fiscal 2010 primarily as a result of higher average debt levels during the current fiscal year, along with higher interest rates. The average rate of interest charged for fiscal 2011 increased to 2.7% compared to 2.5% for fiscal 2010.

Income Taxes. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined that it was more likely than not that our deferred tax assets will not be realized. As such, we established a valuation allowance of approximately $8.6 million at January 31, 2012. We will reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly. Excluding the valuation allowance, the effective tax rate for fiscal 2011 was 29.4%, as compared to an effective rate of 28.7% for fiscal 2010.

Fiscal 2010 Compared to Fiscal 2009

Revenues. Total revenues for fiscal 2010 decreased approximately $10.2 million, or 1.9%, to $521.1 million compared to $531.3 million for fiscal 2009. The following is a summary of our revenues results (dollars in thousands):

	Fiscal Year Ended January 31,
	2011		2010		Decrease
	Revenues	Percent Of Total	Revenues	Percent of Total	Dollar	Percent
Merchandise revenue	$440,038	84.5%	$441,462	83.1%	$(1,424)	-0.3%
Rental revenue	80,216	15.4%	81,374	15.3%	(1,158)	-1.4%
Gift card breakage revenue	801	0.1%	8,510	1.6%	(7,709)	-90.6%

Total Revenues	$521,055	100.0%	$531,346	100.0%	$(10,291)	-1.9%

Stores open at period end	147		149		(2)	-1.3%

Comparable-store revenues (“Comp”)

Total	1.4%
Merchandise	1.5%
Rental	1.0%

Below is a summary of the Comp results for our major merchandise categories:

	Fiscal Year Ended January 31,
	2011	2010
Trends	9.7%	6.4%
Hardback Café	9.7%	13.0%
Movies	6.3%	-3.2%
Video Games	4.7%	3.2%
Consumables	2.7%	4.1%
Electronics	2.0%	-2.0%
Books	-4.2%	-0.9%
Music	-4.8%	-12.6%

Trends Comps increased 9.7% for fiscal 2010 resulting primarily from strong sales of new and used comics, “As Seen on TV” products such as Pillow Pets, shaped rubber bands, Hex Bugs, collectible card games such as Magic: The Gathering, and action figures. The increase in new and used comics is primarily due to an expanded comic footprint in 126 stores. The increase in action figure sales was driven by an increase in action figures sold through our proprietary goShip program and the addition of collectible action figures to our product mix. Hardback Café Comps increased 9.7% for fiscal 2010 primarily due to increased sales of specialty café drinks. Movie Comps increased 6.3% for fiscal 2010 primarily driven by strong sales of new and used Blu-ray movies, DVD boxed sets and used DVDs, partially offset by lower sales of new DVDs. Video Game Comps increased 4.7% for fiscal 2010 primarily as a result of increased sales of new and used video games for the Sony Playstation 3 and Microsoft XBOX 360 and strong sales of video game accessories, partially offset by lower sales of new video games for the Nintendo Wii, older generation video games, and games for handheld gaming systems including the Nintendo DS and Sony PSP. Lower sales of new video games for the Nintendo Wii were a direct result of low allocations of Nintendo first-party titles. Consumables Comps increased 2.7% for fiscal 2010 primarily due to increased sales of assorted candies and gums, including candies and snacks cross merchandised on our video rental wall, and seasonal candy. Electronics Comps increased 2.0% for fiscal 2010 resulting from increased sales of MP3 players and related accessories, headphones and PC accessories, partially offset by lower sales of digital converter boxes, Blu-ray players and refurbished iPods. Books Comps decreased 4.2% for fiscal 2010 primarily driven by lower sales of new trade paperbacks, mass-market books, and hardbacks, which to some degree is attributable to the increasing popularity of electronic book readers, and lower sales of magazines, partially offset by increased sales of used trade paperbacks and hardbacks. The decrease in new trade paperbacks was also driven by a less favorable comparison to prior year sales of titles in The Twilight Saga series by Stephenie Meyer as sales of these titles decreased approximately $0.6 million, or 75.4%, for fiscal 2010. Comp sales of used and bargain books increased 16.7% for fiscal 2010. Music Comps decreased 4.8% for fiscal 2010 primarily due to lower sales of new and used CDs, resulting directly from a continued industry decline as consumer spending patterns shift towards digital delivery of content and internet retailers. Sales of used music has been impacted by lower price points for new music, due to the fact that we were able to offer many new release CD’s for less than $10. We have worked closely with vendors to negotiate lower product costs which significantly mitigate the negative impact on gross margins resulting from lower price points and declining music sales. While Music Comps decreased for the period, units sold increased approximately 6.1%.

Rental Comps increased 1.0% for fiscal 2010, primarily due to fewer promotional sales being offered during the current period. Units rented increased 3.3% for fiscal 2010 as compared to fiscal 2009. Rental Video Comps increased 2.0% for the period while Rental Video Game Comps decreased 0.6% for the period.

Gross Profit – Merchandise. For fiscal 2010, total merchandise gross profit dollars increased approximately $1.9 million, or 1.4%, to $136.3 million from $134.4 million for fiscal 2009, due to higher margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 31.0% for fiscal 2010, compared to 30.4% for fiscal 2009 primarily due to improvements in margin management, lower markdown expense, and lower costs to return product. These decreases were partially offset by an increase in freight costs, which resulted directly from increased shipments related to our goShip program, and increased shrinkage expense. We saw a slight decrease in shrinkage expense for the fourth quarter, as compared to the fourth quarter of fiscal 2009, which was a direct result of our comprehensive store audit program that assesses store level execution and controls designed to reduce shrink, with a strong focus on our high-shrinkage stores.

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

Liquidity and Capital Resources

We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source in fiscal 2011 being borrowings under our revolving credit facility and fiscal 2010 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations and store reformations through fiscal 2012.

At January 31, 2012, total outstanding debt was $53.3 million. We project our outstanding debt level at January 31, 2013 will be in the range of $51.0 to $53.0 million. At January 31, 2012, we had approximately $48.3 million in excess availability under the Facility (as defined below), after the $10 million availability reserve.

Consolidated Cash Flows

Operating Activities. Net cash used in operating activities totaled $4.5 million for fiscal 2011 compared to cash provided by operating activities of $23.5 million for fiscal 2010. Net loss for fiscal 2011 was approximately $17.6 million for fiscal 2011 compared to net income of $1.7 million for fiscal 2010. Merchandise inventories decreased approximately $5.6 million during fiscal 2011, compared to a decrease of $13.4 million during fiscal 2010, primarily due to differences in the timing and amount of inventory build-up based on anticipated sales for the holiday season, along with inventory for our new TRADESMART store which opened during the third quarter of fiscal 2011. Trade accounts payable decreased approximately $8.3 million during fiscal 2011 compared to an increase of $3.8 million during fiscal 2010, primarily resulting from our decision to carry higher inventory levels during the second and third quarters of fiscal 2011 in an effort to reduce costs to return products, and thereby reducing the amount of inventory purchases required for the holiday selling season. Consequently, our days in accounts payable decreased for fiscal 2011. Accrued expenses and other liabilities decreased approximately $0.2 million during fiscal 2011 compared to a decrease of approximately $1.8 million during fiscal 2010, primarily as a result of abandoned lease amounts accrued for two stores we closed during fiscal 2011 and a reduction in executive bonuses payable. Purchases of rental video decreased to $22.1 million during fiscal 2011, compared to $25.6 million during fiscal 2010, resulting primarily from fewer purchases related to a weaker slate of new releases during fiscal 2011. During fiscal 2012, we estimate net cash provided by operations of approximately $7.0 to $9.0 million. The expected increase from fiscal 2011 net cash used by operations to estimated fiscal 2012 net cash provided by operations results primarily from lower merchandise inventories, and a projected decrease in net loss for fiscal 2012.

Investing Activities. Net cash used in investing activities increased $4.0 million, or 33.6%, from $11.9 million in fiscal 2010 to $15.9 million in fiscal 2011. This increase was primarily due to increased expenditures related to three new stores opened during fiscal 2011. In fiscal 2012, the Company projects capital expenditures to be approximately $9.7 million. The planned reduction is primarily due to our plans to not open, remodel, or relocate any stores during fiscal 2012. Of the planned capital expenditures amount, approximately $3.0 million will be spent to roll out a format change surrounding the reduction of rental footprint and expansion of other category footprints to approximately fifty-five stores during the year. The remaining planned capital expenditures will be for standard non-discretionary assets.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For fiscal 2011, cash provided by financing activities was $18.5 million compared to cash used in financing activities of $14.3 million for fiscal 2010. Net borrowings from our revolving credit facility during fiscal 2011 were approximately $21.5 million compared to net repayments of approximately $6.4 million during fiscal 2010 due to our net loss. The Company purchased $2.0 million of treasury stock in fiscal 2011, as compared to $6.4 million in fiscal 2010. We plan to purchase up to $1.2 million of treasury stock during fiscal 2012, which will be dependent upon movement of our stock price and actual fiscal 2012 operating results. Changes in our cash overdraft position decreased from cash used of $1.3 million for fiscal 2010 to a use of $1.0 million for fiscal 2011, due to timing of payments issued to vendors at the end of each year.

On September 18, 2001, we announced a stock repurchase program of up to $5.0 million of our common stock. As of January 31, 2012, the Board of Directors has approved increases in the program totaling $32.5 million. During fiscal year 2011, we purchased a total of 665,109 shares of common stock at a cost of approximately $2.0 million, or $2.97 per share. As of January 31, 2012, a total of 5,343,749 shares had been purchased under the program at a cost of approximately $31.2 million, for an average cost of approximately $5.84 per share. As of January 31, 2012, approximately $6.3 million remained available for repurchases under the stock repurchase program.

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

Capital Structure. On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”), and on July 21, 2011, we entered into an amendment (the “First Amendment”) to the Amended Agreement with Bank of America, N.A. (collectively, the “Amended Agreement”). The First Amendment increased the revolving credit facility from $100 million to $115 million, increased our borrowing base, lowered our interest rates, and allowed for the payment of dividends, which was previously prohibited under the Amended Agreement. The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement includes certain debt and acquisition limitations and requires a minimum Availability that is greater than or equal to $10.0 million at all times. Our obligations under the Amended Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.

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

At January 31, 2012, we had approximately $48.3 million in excess availability, after the $10 million availability reserve, under the Amended Agreement. We expect to have approximately $47.0 to $50.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2013. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest incurred for the fiscal years ended January 31, 2012 and 2011 were 2.7% and 2.5%, respectively. Deferred financing costs that were amortized into interest expense during the fiscal years ended January 31, 2012 and 2011 are excluded from the calculation of the average rate of interest for the period.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2012, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.

At January 31, 2012, our minimum lease commitments for fiscal 2012 were approximately $24.5 million. Total existing minimum operating lease commitments for fiscal years 2012 through 2026 were approximately $149.0 million as of January 31, 2012.

Contractual Obligations and Off-Balance Sheet Arrangements. In the ordinary course of business, we routinely enter into purchase commitments for various aspects of our operations, such as warehouse equipment and office equipment. However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of January 31, 2012, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.

The following summarizes our contractual obligations at January 31, 2012, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt (principal only) (1)	$53,279	—	53,279	—	—
Operating leases (2)	149,012	24,481	45,350	31,325	47,856
Revenue sharing (3)	556	556	—	—	—

Total (4)	$202,847	25,037	98,629	31,325	47,856

(1)	Based on our internal forecasts, we estimate interest payments for FY 2012 to be approximately $1.6 million.
(2)	Amounts include the direct lease obligations, excluding any taxes, insurance, maintenance and other related expenses. For the fiscal year ended January 31, 2012, payments for taxes, insurance, maintenance, and other related expenses, which are variable in nature, were approximately $5.6 million.
(3)	As of January 31, 2012, we were a party to revenue-sharing arrangements with various studios. These agreements include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to non-revenue sharing purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included amounts owed and an estimate of our contractual obligation under these agreements for performance guarantees and minimum purchase requirements for the period in which they can reasonably be estimated, which is approximately two months in the future. Although these contracts may extend beyond the estimated two month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues that will be recognized during fiscal 2012.
(4)	Uncertain tax position obligations including unrecognized tax benefits of $186,000 and accrued interest and penalties related to unrecognized tax benefits of $266,000, as of January 31, 2012, were not included in this table. Due to the uncertainty surrounding the timing of any future cash outflows related to uncertain tax position liabilities, we are not able to reasonably estimate the period of cash settlement with the respective taxing authority.

Seasonality and Inflation

Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

Fiscal year 2011:	Quarter
	First	Second	Third	Fourth
Total revenues	$124,137	$110,535	$108,624	$153,091
Operating income (loss)	$964	$(5,111)	$(9,062)	$1,573
% of full year:
Total revenues	25.0%	22.3%	21.9%	30.8%
Operating income (loss)	8.3%	(43.9%)	(77.9%)	13.5%

Fiscal year 2010:	Quarter
	First	Second	Third	Fourth
Total revenues	$129,098	$119,131	$112,284	$160,542
Operating income (loss)	$1,531	$13	$(4,885)	$6,590
% of full year:
Total revenues	24.8%	22.9%	21.5%	30.8%
Operating income (loss)	47.1%	0.4%	(150.3%)	202.8%

We do not believe that inflation has materially impacted the results of operations during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements

During June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-05: Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”), which amends existing guidance to allow companies two choices of how to present items of net income (loss), items of other comprehensive income (loss) and total comprehensive income (loss): (1) in one continuous statement of comprehensive income (loss) or (2) in two separate consecutive statements. Under the new guidance, companies will no longer be allowed to present other comprehensive income (loss) in the statement of stockholder’s equity. Also, companies will be required to present the components of other comprehensive income (loss) in their interim and annual financial statements. ASU 2011-05 requires retrospective application and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company early adopted ASU 2011-05 beginning with the fourth quarter of fiscal 2011, with no material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company’s results of operation and financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders’ base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2012, outstanding balance of the variable rate debt would be approximately $0.5 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HASTINGS ENTERTAINMENT, INC.

Index to Consolidated Financial Statements

and Financial Statement Schedule

Page

Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets as of January 31, 2012 and 2011	36

Consolidated Statements of Operations for the years ended January 31, 2012, 2011, and 2010	37

Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2012, 2011, and 2010	38

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2012, 2011, and 2010	39

Consolidated Statements of Cash Flows for years ended January 31, 2012, 2011, and 2010	40

Notes to Consolidated Financial Statements	41

Schedule

Financial Statement Schedule II - The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 15(a). Exhibits and Financial Statement Schedules.	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hastings Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. as of January 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. at January 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 18, 2012

HASTINGS ENTERTAINMENT, INC.

Consolidated Balance Sheets

January 31, 2012 and 2011

(In thousands, except share data)

	January 31,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$4,172	$6,149
Merchandise inventories, net	151,366	146,636
Deferred income taxes	—	6,022
Prepaid expenses and other current assets	15,229	11,742

Total current assets	170,767	170,549
Rental assets, net of accumulated depreciation of $20,978 and $20,312 at January 31, 2012 and 2011, respectively	12,634	13,129
Property and equipment, net	39,449	41,588
Deferred income taxes	—	1,668
Intangible assets	244	391
Other assets	2,380	2,358

	$225,474	$229,683

Liabilities and Shareholders’ Equity
Current Liabilities
Trade accounts payable	$51,268	$60,555
Accrued expenses and other current liabilities	26,150	26,124

Total current liabilities	77,418	86,679
Long-term debt, excluding current maturities	53,279	31,766
Deferred income taxes	42	—
Other liabilities	8,677	6,512
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued in fiscal 2011 and 2010; 8,292,147 shares outstanding in fiscal 2011 and 8,743,550 shares outstanding in fiscal 2010	119	119
Additional paid-in capital	36,231	36,673
Retained earnings	71,010	88,589
Accumulated other comprehensive income	118	107
Treasury stock, at cost	(21,420)	(20,762)

	86,058	104,726

	$225,474	$229,683

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Operations

Years Ended January 31, 2012, 2011 and 2010

(In thousands, except per share data)

	Fiscal Year
	2011	2010	2009
Merchandise revenue	$425,142	$440,038	$441,462
Rental asset revenue	70,426	80,216	81,374
Gift card breakage revenue	819	801	8,510

Total revenues	496,387	521,055	531,346
Merchandise cost of revenue	295,506	303,714	307,074
Rental asset cost of revenue	27,166	29,950	29,424

Total cost of revenues	322,672	333,664	336,498

Gross profit	173,715	187,391	194,848
Selling, general and administrative expenses	185,107	184,142	183,413
Pre-opening expenses	244	—	3

Operating income (loss)	(11,636)	3,249	11,432
Other income (expense):
Interest expense	(1,334)	(1,014)	(1,014)
Other, net	275	156	1,902

Income (loss) before income taxes	(12,695)	2,391	12,320

Income tax expense	4,884	686	5,387

Net income (loss)	$(17,579)	$1,705	$6,933

Basic income (loss) per share	$(2.05)	$0.19	$0.72

Diluted income (loss) per share	$(2.05)	$0.18	$0.71

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended January 31, 2012, 2011 and 2010

(In thousands, except per share data)

	Fiscal Year
	2011	2010	2009
Net income (loss)	$(17,579)	$1,705	$6,933
Other comprehensive income (loss) before income taxes
Unrealized gains in investments available for sale in Supplemental Executive Retirement Plan	19	113	170

Other comprehensive income, before income taxes	19	113	170
Income taxes related to components of other comprehensive income	8	43	66

Other comprehensive income , net of income taxes	11	70	104

Comprehensive income (loss)	(17,568)	1,775	7,037

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

Years ended January 31, 2012, 2011 and 2010

(In thousands, except share data)

			Additional Paid-in	Retained	Accumulated Other Comprehensive			Total Shareholders’
	Common Stock					Treasury Stock
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balances at January 31, 2009	11,944,544	$119	$36,651	$79,951	$(67)	2,177,726	$(14,618)	$102,036
Issuance of stock to directors	—	—	(24)	—	—	(11,250)	74	50
Purchase of treasury stock	—	—	—	—	—	318,896	(1,287)	(1,287)
Exercise of stock options and other, net of taxes	—	—	(11)	—	—	(4,666)	29	18
Other stock-based compensation	—	—	304	—	—	—	—	304
Net income	—	—	—	6,933	—	—	—	6,933
Other comprehensive income	—	—	—	—	104	—	—	104

Balances at January 31, 2010	11,944,544	119	36,920	86,884	37	2,480,706	(15,802)	108,158
Issuance of stock to directors	—	—	8	—	—	(6,525)	42	50
Purchase of treasury stock	—	—	—	—	—	939,795	(6,376)	(6,376)
Exercise of stock options, vesting of restricted stock units and other, net of taxes	—	—	(954)	—	—	(212,982)	1,374	420
Other stock-based compensation	—	—	699	—	—	—	—	699
Net income	—	—	—	1,705	—	—	—	1,705
Other comprehensive income	—	—	—	—	70	—	—	70

Balances at January 31, 2011	11,944,544	119	36,673	88,589	107	3,200,994	(20,762)	104,726
Issuance of stock to directors	—	—	(23)	—	—	(9,852)	63	40
Purchase of treasury stock	—	—	—	—	—	665,109	(1,992)	(1,992)
Exercise of stock options, vesting of restricted stock units and other, net of taxes	—	—	(1,437)	—	—	(203,854)	1,271	(166)
Other stock-based compensation	—	—	1,018	—	—	—	—	1,018
Net loss	—	—	—	(17,579)	—	—	—	(17,579)
Other comprehensive income	—	—	—	—	11	—	—	11

Balances at January 31, 2012	11,944,544	$119	$36,231	$71,010	$118	3,652,397	$(21,420)	$86,058

See accompanying notes to the consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

Years ended January 31, 2012, 2011, and 2010

(In thousands)

	Fiscal Year
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$(17,579)	$1,705	$6,933
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Rental asset depreciation expense	11,042	11,887	12,266
Purchases of rental assets	(22,126)	(25,628)	(20,864)
Property and equipment depreciation expense	17,026	17,273	18,957
Impairment of goodwill	147	—	—
Loss on rental assets lost, stolen and defective	1,293	1,830	1,131
Loss on disposal or impairment of property and equipment, excluding rental assets	1,055	740	1,746
Deferred income taxes	7,725	1,424	4,500
Non-cash stock-based compensation	1,058	749	354
Changes in operating assets and liabilities:
Merchandise inventories	5,558	13,422	9,610
Prepaid expenses and other current assets	(3,487)	(1,622)	557
Trade accounts payable	(8,284)	3,789	2,565
Accrued expenses and other liabilities	(177)	(1,814)	(12,484)
Excess tax benefit from stock-based compensation	—	(190)	(2)
Other assets and liabilities, net	2,229	(108)	1,332

Net cash provided by (used in) operating activities	(4,520)	23,457	26,601

Cash flows from investing activities:
Purchase of property, equipment and improvements	(15,944)	(11,906)	(11,812)
Proceeds from insurance on casualty loss	—	—	547

Net cash used in investing activities	(15,944)	(11,906)	(11,265)
Cash flows from financing activities:
Borrowings under revolving credit facility	548,413	538,564	536,570
Repayments under revolving credit facility	(526,900)	(544,972)	(542,903)
Purchase of treasury stock	(1,992)	(6,376)	(1,287)
Change in cash overdraft	(1,003)	(1,302)	(6,320)
Deferred financing costs paid	(68)	(599)	—
Proceeds from exercise of stock options	37	230	16
Excess tax benefit from stock-based compensation	—	190	2

Net cash provided by (used in) financing activities	18,487	(14,265)	(13,922)

Net increase (decrease) in cash and cash equivalents	(1,977)	(2,714)	1,414
Cash and cash equivalents at beginning of year	6,149	8,863	7,449

Cash and cash equivalents at end of year	$4,172	$6,149	$8,863

See accompanying notes to consolidated financial statements.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(1)	Operations and Summary of Significant Accounting Policies

(a)	General

Hastings Entertainment, Inc. operates a chain of retail stores in 19 states, primarily in the Western and Midwestern United States. Revenues are generated from the sale of new and used books, music, DVDs, video games, and video game consoles, and new software, periodicals, consumables, and trends products. In addition, our revenues include the rental of DVDs, Blu-ray DVDs, and video games.

(b)	Basis of Consolidation

The consolidated financial statements present the results of Hastings Entertainment, Inc. and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

(c)	Basis of Presentation

We operate in one reportable segment. Our fiscal years ended January 31, 2012, 2011 and 2010 are referred to as fiscal 2011, 2010 and 2009, respectively.

(d)	Cash and Cash Equivalents

We consider all debit and credit card receivables totaling $1.2 million and $1.5 million at January 31, 2012 and 2011, respectively, from MasterCard, Visa, Discover, and American Express to be cash equivalents. All balances related to debit and credit card receivables typically settle within five days. We utilize a cash management process under which a book cash overdraft may exist for our primary disbursement accounts. These overdrafts represent un-cleared checks in excess of cash balances in bank accounts at the end of the reporting period and have been reclassified to accounts payable on the consolidated balance sheets. We transfer cash on an as-needed basis to fund clearing checks.

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

We sell gift cards through each of our stores and through our web site www.goHastings.com. The gift cards we sell have no stated expiration dates or fees and are subject to potential escheatment rights in some of the jurisdictions in which we operate. Gift card liabilities are recorded as deferred revenue at the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. Prior to the fourth quarter of fiscal 2009, the liability was relieved and revenue was recognized only upon redemption of the gift cards. Beginning in the fourth quarter of fiscal 2009, we had sufficient historical data to analyze gift card redemption patterns and a final determination of the escheatment laws applicable to our operations. As a result, during the fourth quarter of fiscal 2009, we recorded approximately $8.5 million of revenue for the estimated breakage on gift cards we previously issued and sold. Subsequent to the initial change in estimate related to gift card breakage, gift card breakage revenue is recognized as gift cards are redeemed, based upon an analysis of the aging and utilization of gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations. For fiscal 2011 and 2010, we recorded approximately $0.8 million of revenue related to gift card breakage. Unredeemed gift cards, net of estimated gift card breakage, approximated $10.9 million at January 31, 2012 and $11.1 million at both January 31, 2011 and 2010.

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

We transfer rental assets that have been converted to previously viewed titles for sale, from ‘Rental Assets’ to ‘Merchandise Inventories.’ The transfer to ‘Merchandise Inventories’ is recorded at the time of conversion, which is the first date the product is made available for sale. During fiscal 2011, 2010, and 2009, $10.3 million, $11.9 million, and $9.8 million, respectively, were transferred from rental assets to merchandise inventory at the lower of net book value or market.

Merchandise inventory owned by us is generally returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or changes in product offerings. At the end of any reporting period, in order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, returns expense accruals are required for inventory that has been returned to vendors, is in the process of being returned to vendors, or has been identified to be returned to vendors. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. To accrue for such costs and estimate this allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the allowance can have a material effect on the financial results of an annual or interim period. There were no material adjustments in fiscal 2011, 2010, or 2009.

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

Rental assets, except for initial purchases for new stores, are depreciated using an accelerated method over six months or nine months. The initial purchases of rental assets for new stores are depreciated over 36 months using the straight-line method. Rental assets, which include DVDs, Blu-rays, and video games, are depreciated to salvage values ranging from $4 to $10. Rental assets purchased for less than established salvage values are not depreciated.

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

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

In addition to stock options, we award restricted stock units. The grant date fair value of restricted stock units is equal to the average of the opening and closing stock price on the day on which they are granted.

(l)	Advertising Costs

Advertising costs for newspaper, television and other media are expensed as incurred. Advertising expenses, net of reimbursement allowances from vendors, for the fiscal years 2011, 2010, and 2009 were $7.2 million, $7.7 million, and $7.8 million, respectively.

We receive payments and credits from vendors pursuant to cooperative advertising programs and display allowance agreements. During fiscal years 2011, 2010, and 2009, we received a total of approximately $6.7 million, $7.7 million, and $8.3 million, respectively, for such payments and credits. To the extent such payments are a reimbursement for a specific incremental and identifiable cost such amounts are recorded as a reduction in SG&A expenses at the time the associated advertisement is publicly released. The remainder of these payments and allowances are recorded as a reduction of merchandise inventory and the cost of rental assets and recognized in income as the related product is sold or rented.

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

(p)	Impact of Recently Issued Accounting Standards

During June 2011, the Financial Accounting Standards Board issued ASU 2011-05: Comprehensive Income (Topic 220), Presentation of Comprehensive Income (“ASU 2011-05”), which amends existing guidance to allow companies two choices of how to present items of net income (loss), items of other comprehensive income (loss) and total comprehensive income (loss): (1) in one continuous statement of comprehensive income (loss) or (2) in two separate consecutive statements. Under the new guidance, companies will no longer be allowed to present other comprehensive income (loss) in the statement of stockholder’s equity. Also, companies will be required to present the components of other comprehensive income (loss) in their interim and annual financial statements. ASU 2011-05 requires retrospective application and is effective for public companies for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company early adopted ASU 2011-05 beginning with the fourth quarter of fiscal 2011, with no material impact on the Company’s consolidated financial statements.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company does not believe that the adoption of ASU 2011-04 will have a material impact on the Company’s results of operation and financial condition.

(2)	Merchandise Inventories

Merchandise inventories consist of the following:

	January 31,
	2012	2011
Books	$51,013	$50,027
Videos	36,334	35,848
Video Games	19,745	19,534
Music	21,371	22,402
Trends	17,897	16,338
Consumer Electronics	7,258	6,528
Other	2,890	2,147

	156,508	152,824
Less allowance for inventory shrinkage and obsolescence	5,142	6,188

	$151,366	$146,636

During both fiscal 2011 and 2010, we purchased approximately 19% and 20%, respectively, of all products (defined herein as merchandise inventories and rental assets) from our top three vendors.

(3)	Property and Equipment

Property and equipment consist of the following:

	January 31,
	2012	2011
Furniture, equipment and software	$183,734	$176,925
Leasehold improvements	70,767	68,449
Buildings and land	258	258
Work in progress	214	181

	254,973	245,813
Less accumulated depreciation	215,524	204,225

Property and equipment, net	$39,449	$41,588

During fiscal 2011, 2010, and 2009, we recorded impairment charges of approximately $0.8 million, $0.7 million, and $1.6 million, respectively. See Note 7 on Fair Value Measurements for a discussion of the inputs used to estimate the fair value of store assets and the related impairment charges.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2012	2011
Allowance for cost of inventory returns	$724	$833
Deferred gift card revenue	10,915	11,062
Salaries, vacation, bonus and benefits	4,028	4,199
Short term lease obligations	1,376	626
Sales taxes payable	1,030	1,666
Federal income tax payable	704	444
Other accrued expenses	7,373	7,294

Total	$26,150	$26,124

Merchandise inventories that are not sold can generally be returned to the vendors. The allowance for cost of inventory returns represents estimated costs related to merchandise returned or to be returned to vendors for which credit from the vendor is pending. Because the amount of credit to be received requires estimation, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term. See Note 1 Merchandise Inventories for additional discussion.

Deferred gift card revenue as of the end of each period reflects our estimate of breakage on previously issued and sold gift cards.

In the ordinary course of business, we accrue estimated amounts for settlements with certain vendors related to disputed merchandise purchases and returns. Because the ultimate settlement may differ from our estimates, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term. During fiscal 2011, 2010, and 2009 we reduced merchandise cost of revenues by approximately $1.8 million, $2.0 million, and $1.9 million, respectively, related to these vendor settlements.

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

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at January 31, 2012 included accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in the consolidated statement of operations. There were no accruals for closed stores as of January 31, 2011.

The following table provides a roll-forward of our store closing reserves:

Store Closing Reserve
Balance at January 31, 2011	$—
Additions to provision	2,558
Changes in estimates	—
Cash outlay, net	—

Balance at January 31, 2012	$2,558

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(6)	Long-term Debt

On January 31, 2012 and January 31, 2011, the balances on our revolving credit facility were $53.3 million and $31.8 million, respectively.

On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”), and on July 21, 2011, we entered into an amendment (the “First Amendment”) to the Amended Agreement with Bank of America, N.A. (collectively, the “Amended Agreement”). The First Amendment increased the revolving credit facility from $100 million to $115 million, increased our borrowing base, lowered our interest rates, and allowed for the payment of dividends, which was previously prohibited under the Amended Agreement. The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement includes certain debt and acquisition limitations and requires a minimum Availability that is greater than or equal to $10.0 million at all times. Our obligations under the Amended Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.

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

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2012, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.

At January 31, 2012, we had approximately $48.3 million in excess availability, after the availability reserve, under the Amended Agreement. The average rates of interest incurred for fiscal years ended January 31, 2012 and 2011 were 2.7% and 2.5%, respectively. Deferred financing costs that were amortized into interest expense during the fiscal years ended January 31, 2012 and 2011 are excluded from the calculation of the average rate of interest for the respective period.

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

At January 31, 2012 and 2011, we had approximately $1.6 million and $1.4 million, respectively, in assets that are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.

During fiscal 2011 and 2010, we recognized charges for non-financial assets measured at fair value on a non-recurring basis, related to our store asset impairments. No such charges were recognized during fiscal 2009. The store asset impairment calculation compared the carrying amount of property and equipment to the individual stores’ fair values based on projected cash flows that we estimated would be used by a market participant in valuing these assets, a Level 3 input.

During fiscal 2011, we also recognized charges for non-financial liabilities measured at fair value on a non-recurring basis, related to our store closing reserve. No such charges were recognized during fiscal 2010 or fiscal 2009. Amounts recognized included accruals for the net present value of minimum lease payments, net of estimated sublease income, attributable to closed or relocated stores. The evaluation of store closing reserves include consideration of, among other factors, current and future expected profitability, market trends, age of store and lease status. These inputs are classified as Level 3 inputs.

Our long-term debt approximates fair value as of January 31, 2012 and 2011, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into the Amended Agreement with Bank of America on July 22, 2010, and specifically entered into the First Amendment on July 21, 2011, at which time our current interest rates were determined. See Note 6 on Debt for a more detailed discussion of the Amended Agreement.

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

	Fiscal Year
	2011	2010	2009
Minimum rentals	$27,253	$26,692	$26,581
Contingent rentals	37	83	222
Less sublease income	(71)	(92)	(127)

Rental expense	$27,219	$26,683	$26,676

Future minimum lease payments under non-cancelable operating leases as of January 31, 2012 are:

2012	$24,481
2013	24,301
2014	21,049
2015	16,764
2016	14,561
Thereafter	47,856

Total minimum lease payments	149,012
Less sublease income	22

Net minimum lease payments under operating leases	$148,990

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(9)	Income Taxes

Income tax expense (benefit) is comprised of the following:

	Fiscal Year
	2011	2010	2009
Current federal	$(3,124)	$(815)	$504
Current state and local	284	121	449
Deferred federal, state, and local	7,724	1,380	4,434

	$4,884	$686	$5,387

The difference between expected federal income tax expense based upon statutory rates and actual income tax expense is as follows:

	Fiscal Year
	2011		2010		2009
Expected income tax expense (benefit) at statutory rate	$(4,316)	(34.0%)	$813	34.0%	$4,312	35.0%
State and local income taxes, net of federal income tax effect	(164)	(1.3%)	132	5.5%	551	4.4%
Valuation allowance	8,617	67.9%	—	—	—	—
Return to provision adjustment	485	3.8%	—	—	—	—
Other	262	2.1%	(259)	(10.8%)	524	4.3%

	$4,884	38.5%	$686	28.7%	$5,387	43.7%

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined that it was more likely than not that our deferred tax assets will not be realized. As such, we established a valuation allowance of approximately $8.6 million at January 31, 2012. We will reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Year
	2011	2010
Deferred tax assets:
Deferred gift card revenue	$3,154	$3,025
Deferred rent and lease incentives	2,337	2,280
Inventories	2,346	1,660
Property and equipment	3,195	5,885
Abandoned leases	1,010	—
Operating loss carryforwards	1,554	—
Other	2,138	2,017

Total deferred tax assets	15,734	14,867
Valuation allowance	(8,617)	—

Net deferred tax assets	7,117	—

Deferred tax liabilities:
Rental assets	(7,159)	(7,177)

Total deferred tax liabilities	(7,159)	(7,177)

Net deferred tax assets (liabilities)	$(42)	$7,690

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

Included in total deferred tax assets are net U.S. operating loss carryforwards of $3.5 million that expire in fiscal 2031.

We follow the provisions of ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in income taxes. Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits relating to uncertain tax positions, which are recorded in our Consolidated Balance Sheets.

	Fiscal Year
	2011	2010	2009
Unrecognized tax positions at beginning of period	$186	$186	$186
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions from current year	—	—	—
Settlements with taxing authorities	—	—	—
Lapse in statute of limitations	—	—	—

Unrecognized tax positions at end of period	$186	$186	$186

As of January 31, 2012 and January 31, 2011, the Company had unrecognized tax benefits related to certain state jurisdictions in the amount of approximately $186,000. If recognized, this amount would result in a favorable effect on our effective tax rate.

We classify interest expense and penalties related to our uncertain tax positions as a component of income tax expense in the statement of operations. As of January 31, 2012 and 2011, we had current liabilities for penalties and interest in the amount of approximately $266,000 and $248,000, respectively. We recognized approximately $12,000 of interest as a component of income tax during each of the fiscal years ended January 31, 2012, 2011, and 2010.

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

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(10)	Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share are as follows:

	Fiscal Year
	2011	2010	2009
Net income (loss)	$(17,579)	$1,705	$6,933

Average shares outstanding:
Basic	8,556	9,036	9,610
Effect of dilutive stock-based awards	—	290	142

Diluted	8,556	9,326	9,752

Earnings (loss) per share:
Basic	$(2.05)	$0.19	$0.72

Diluted	$(2.05)	$0.18	$0.71

Options to purchase 655,083, 257,744, and 275,677 shares of common stock outstanding at January 31, 2012, 2011, and 2010, respectively, were not included in the computation of diluted income per share because their inclusion would have been anti-dilutive.

(11)	Benefit Plans

Our 401(k) plan permits full-time employees who have attained age 21 and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the 401(k) plan and elect to contribute up to 25% of their salary, subject to federal limitations, to the plan. Employer contributions include a quarterly guaranteed match of 25% of employee contributions up to a maximum of 6% deferral of compensation and are allocated solely to those employees who are participating in the plan and are employed on the last day of the plan quarter or who became disabled or have died or retired during the plan quarter. Also included is a discretionary match based on specific criteria reviewed every fiscal six-month period by management and approved by the Board of Directors. This discretionary match is allocated solely to those employees who are participating in the plan and are employed on the last day of the six-month period. Discretionary matching amounts are not material to the financial statements or results of operations. Amounts expensed related to the 401(k) plan were approximately $0.2 million, $0.3 million, and $0.2 million for fiscal 2011, 2010, and 2009, respectively.

Our Associate Stock Ownership Plan (“ASOP”) permits full-time employees who have attained age 21 and completed one year of service and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the ASOP. Employer contributions are determined at the discretion of the Board of Directors (“Board”). The Board elected not to contribute to the ASOP during fiscal years 2011, 2010 or 2009, nor do they plan to contribute to the plan during fiscal 2012. The contribution is based on a percentage of participants’ eligible compensation. Common shares held by the ASOP were 352,414, 362,542, and 412,215, at January 31, 2012, 2011, and 2010, respectively. Shares issued and held under the ASOP are included as outstanding shares for the purposes of calculating earnings per share.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

We maintain a defined contribution supplemental executive retirement plan (“SERP”). The SERP provides eligible executives with supplemental pension benefits in addition to amounts received under our other retirement plans. Annual contributions range from 5% to 10% of base pay plus bonus depending upon the participant’s age. For each of the five plan years beginning January 1, 2006 and ending December 31, 2010, we contributed, as a transitional contribution, an additional 10% of base pay plus bonus for participants, the sum of whose age and service with the Company was at least 60 on January 1, 2006. Contributions into the SERP are invested in available-for-sale securities. As of January 31, 2012 and 2011, we had approximately $1.6 million and $1.4 million, respectively in SERP assets, which are recorded at fair value on the consolidated balance sheets in “Other Assets.” The SERP accounts vest on the earliest occurrence of (i) the date the sum of the participant’s age and service with the Company equals 60, (ii) the participant’s death, (iii) the participant’s disability, (iv) the date of involuntary termination occurring within two years from the date of a change in control, or (v) the date the participant’s employment is terminated without cause, all as defined in the SERP. We recorded expenses related to the SERP of approximately $0.2 million, $0.3 million and $0.3 million during the fiscal years ended January 31, 2012, 2011, and 2010, respectively.

(12)	Shareholders’ Equity

We have six stock award plans: the 1996, 2002, 2006 and 2010 Incentive Stock Plans; and the 1996 and 2002 Outside Directors Plans (for non-employee directors). A total of 632,375 shares may be granted under the 1996 Incentive Stock Plan, 500,000 shares may be granted under each of the 2002, 2006 and 2010 Incentive Stock Plans, 101,180 shares may be granted under the 1996 Outside Directors Plan and 200,000 shares may be granted under the 2002 Outside Directors Plan. As of January 31, 2012, we had 383,821 shares available for future grants under all stock award plans.

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

We also have one stock grant plan, the 2002 Stock Grant Plan for Outside Directors, which authorizes the granting of shares of stock to outside directors. We issue annual grants of shares of common stock valued at $10,000 per outside director from this plan. As of January 31, 2012, we had 70,977 shares available for future grants under the 2002 Stock Grant Plan for Outside Directors.

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

Compensation expense for all stock option awards is measured at fair value on the date of the grant and such cost is recognized over the service period for awards that are expected to vest. The fair value of restricted stock units is based on the number of shares granted and the average of the opening and closing stock price on the day on which they are granted. We use the Black-Scholes valuation model in order to determine the fair value of stock option grants on the date of grant.

Stock Options

Under our incentive stock plans, options may be granted to directors, officers and associates with an exercise price equal to the fair market value of our common stock on the date of grant. Stock option grants generally vest ratably over five years and expire within ten years after the date of grant. Shares issued upon exercise of options are issued from treasury shares.

The following assumptions were used in the calculation of fair value:

	Fiscal Year
	2011	2010	2009
Expected dividend yield	—	—	—
Risk-free interest rate	1.53%	1.74%	2.11%
Expected life in years	5.00	5.33	4.67
Historical Volatility	0.51	0.50	0.50

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

A summary of information with respect to stock option plans for fiscal years 2011, 2010, and 2009, and changes during the periods then ended, is presented below.

	Options (in actual shares)	Weighted- average exercise price
Outstanding at January 31, 2009	961,445	$5.14
Granted	183,650	4.30
Exercised	(4,666)	3.51
Forfeited under option exchange	(406,717)	7.05
Forfeited and expired	(40,981)	6.82

Outstanding at January 31, 2010	692,731	$3.70
Granted	215,150	6.60
Exercised	(71,855)	3.21
Forfeited and expired	(58,833)	3.88

Outstanding at January 31, 2011	777,193	$4.54
Granted	10,120	4.06
Exercised	(12,530)	2.99
Forfeited and expired	(119,700)	3.88

Outstanding at January 31, 2012	655,083	$4.68

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2012, 2011 and 2010 was approximately $7,000, $155,000 and $4,000, respectively. The total fair value of stock options granted for the fiscal years ended January 31, 2012, 2011 and 2010 was approximately $19,000, $640,000 and $335,000, respectively. The total fair value of stock option shares vested during the fiscal years ended January 31, 2012, 2011 and 2010 was approximately $241,000, $120,000 and $83,000, respectively.

As of January 31, 2012 and 2011, we had a total of 266,027 option shares with a weighted average exercise price of $5.28 and 413,416 option shares with a weighted average exercise price of $5.22, respectively, that were unvested.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

At January 31, 2012, the options outstanding, both exercisable and unexercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

	Options	Weighted- average exercise price	Weighted- average remaining contractual life	Aggregate intrinsic value
Range: $1.69 to $4.99
Options outstanding and exercisable at January 31, 2012	265,027	$3.14	3.93 years	$—
Options outstanding and unexercisable at January 31, 2012	121,192	$3.60	7.28 years	$—

Range: $5.00 to $8.70
Options outstanding and exercisable at January 31, 2012	124,029	$6.69	5.01 years	$—
Options outstanding and unexercisable at January 31, 2012	144,835	$6.69	7.93 years	$—

At January 31, 2012, the number of options exercisable was 389,056 and the weighted-average exercise price of those options was $4.27.

The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model is as follows:

	Weighted Average Exercise price for Fiscal Year			Weighted Average Fair value for Fiscal Year
	2011	2010	2009	2011	2010	2009
Options granted at market price	$4.06	$6.53	$4.23	$1.85	$3.06	$1.89
Options granted at prices exceeding market price	$—	$7.09	$4.68	$—	$2.41	$1.50
Total options granted	$4.06	$6.60	$4.30	$1.85	$2.97	$1.82

Option Exchange

On June 3, 2009, Hastings shareholders approved a proposal to allow for a one-time stock option exchange program (“Option Exchange”), designed to provide eligible associates with an opportunity to exchange certain under-water stock options for a lesser amount of restricted stock units. Stock options eligible for exchange were those with an exercise price of $5.00 or greater, regardless of whether the options were vested or not. Hastings commenced the Option Exchange on June 15, 2009, and the Option Exchange expired on July 13, 2009. A total of 406,717 eligible stock options were tendered by associates, representing 97.2% of the total stock options eligible for exchange. On July 14, 2009, Hastings granted 135,575 restricted stock units in exchange for the eligible stock options surrendered. The Option Exchange resulted in an incremental cost of approximately $126,000, which represents the difference between the fair value of the restricted stock units granted and the exchange date fair value of the eligible options surrendered. The grant date fair value of the restricted stock units was $4.20, which represents the average of the opening and closing prices of our common stock on July 14, 2009. The exchange date fair value of the eligible options surrendered was determined using the Black-Scholes option pricing model. The incremental cost associated with the Option Exchange is being recognized over the vesting period of the restricted stock units, which vest ratably over two years from the date of grant. Approximately $32,000, $60,000 and $34,000 of the incremental cost was recognized as compensation expense during fiscal 2011, 2010 and 2009, respectively.

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

A summary of information with respect to restricted stock awards for fiscal years 2011, 2010, and 2009, and changes during the periods then ended, is presented below.

	Awards (in actual shares)	Weighted-average grant date fair value
Outstanding at January 31, 2009	175,000	$8.50
Granted	288,075	4.25
Vested	(23,750)	5.37
Forfeited and expired	(130,000)	9.67

Outstanding at January 31, 2010	309,325	$4.40
Granted	190,000	6.45
Vested	(164,877)	4.52
Forfeited and expired	(19,166)	5.57

Outstanding at January 31, 2011	315,282	$5.83
Granted	—	—
Vested	(191,324)	5.46
Forfeited and expired	(45,208)	5.94

Outstanding at January 31, 2012	78,750	$6.45

During fiscal 2007, the performance conditions related to 47,500 performance-based restricted stock awards were met, and these awards were issued during fiscal 2008. We recognized approximately $32,000 of stock compensation expense related to these awards during fiscal 2009. During fiscal 2009, 23,750 of these performance-based restricted stock awards vested, and during fiscal 2010 the remaining 23,750 awards vested. As of January 31, 2010, all stock compensation expense related to outstanding and vested performance-based restricted stock awards had been recognized.

(14)	Supplemental Cash Flow Information

Cash payments for interest during fiscal 2011, 2010 and 2009 totaled $1.4 million, $1.0 million, and $1.1 million, respectively. Cash payments (refunds) for income taxes during fiscal 2011, 2010 and 2009 totaled ($0.2) million, $2.9 million and $7.6 million, respectively.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(15)	Commitments and Contingencies

The Company is obligated to pay certain studios minimum amounts associated with certain revenue-sharing agreements related to rental assets. As of January 31, 2012, such minimum future payments approximated $0.6 million, which are expected to be paid during fiscal 2012.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

(16)	Involuntary Conversion of Property and Equipment

In December, 2008, our Flagstaff, Arizona store sustained a roof collapse. The building’s contents were declared a total loss. We were adequately insured to enable us to recover the retail value of our merchandise inventory and replace all of our property and equipment that was destroyed. For fiscal 2009, we recorded a gain from this involuntary conversion of assets of approximately $1.4 million, which is included in Other Income on the Consolidated Statements of Operations. The insurance proceeds were reinvested in the store, which reopened in fiscal 2009.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(17)	Interim Financial Results (Unaudited)

Fiscal year 2011:	Quarter
	First	Second	Third	Fourth
Total revenues	$124,137	$110,535	$108,624	$153,091
Total cost of revenues	79,405	70,775	71,476	101,016
Gross profit	44,732	39,760	37,148	52,075
Selling, general and administrative expenses (1)	43,710	44,717	46,180	50,500
Pre-opening expenses	58	154	30	2
Operating income (loss)	964	(5,111)	(9,062)	1,573
Interest (expense) and other income, net	(183)	(169)	(312)	(395)
Income (loss) before taxes	781	(5,280)	(9,374)	1,178
Income tax expense (benefit)(2)	368	(1,225)	(3,851)	9,592
Net income (loss)	413	(4,055)	(5,523)	(8,414)
Basic income (loss) per share(3)	$0.05	$(0.47)	$(0.65)	$(1.00)
Diluted income (loss) per share(3)	$0.05	$(0.47)	$(0.65)	$(1.00)

Fiscal year 2010:	Quarter
	First	Second	Third	Fourth
Total revenues	$129,098	$119,131	$112,284	$160,542
Total cost of revenues	82,131	74,476	71,494	105,563
Gross profit	46,967	44,655	40,790	54,979
Selling, general and administrative expenses (1)	45,436	44,642	45,675	48,389
Pre-opening expenses	—	—	—	—
Operating income (loss)	1,531	13	(4,885)	6,590
Interest (expense) and other income, net	(112)	(164)	(328)	(254)
Income (loss) before taxes	1,419	(151)	(5,213)	6,336
Income tax expense (benefit)	401	(69)	(2,134)	2,488
Net income (loss)	1,018	(82)	(3,079)	3,848
Basic income (loss) per share	$0.11	$(0.01)	$(0.35)	$0.44
Diluted income (loss) per share	$0.11	$(0.01)	$(0.35)	$0.43

(1)	Includes approximately $0.1 million of store asset impairment expense recognized in the third quarter of fiscal 2011; $0.7 million of store asset impairment expense recognized in the fourth quarter of both fiscal 2011 and 2010; and $2.4 million of abandoned lease expense recognized in the fourth quarter of fiscal 2011.

(2)	Income tax expense for the fourth quarter of fiscal 2011 includes the recognition of approximately $8.6 million related to a valuation allowance established as of January 31, 2012.

(3)	Income (loss) per share is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels and market prices. Therefore, the sum of income (loss) per share information for each quarter may not equal the total year amounts.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of January 31, 2012. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of January 31, 2012. In making this assessment, it used the criteria set forth by COSO in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of January 31, 2012, our internal control over financial reporting is effective, at the reasonable assurance level, based on those criteria.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ending January 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors will be set forth in our Proxy Statement for our 2012 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2011 (our “Proxy Statement”), under the heading “Proposal No. 1: Election of Two Directors,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The following consolidated financial statements of the Company are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	35
Consolidated Balance Sheets as of January 31, 2012 and 2011	36
Consolidated Statements of Operations for the years ended January 31, 2012, 2011, and 2010	37
Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2012, 2011, and 2010	38
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2012, 2011, and 2010	39
Consolidated Statements of Cash Flows for the years ended January 31, 2012, 2011, and 2010	40
Notes to Consolidated Financial Statements	41

2. The following financial statement schedule and other information required to be filed by Items 8 and 15(d) of Form 10-K are included in Part IV:
Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves	67

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

Exhibit Number		Description

3.1		(1)	Third Restated Articles of Incorporation of the Company.

3.1		(2)	Amended and Restated Bylaws of the Company.

4.1		(3)	Specimen of Certificate of Common Stock of the Company.

4.2		(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3		(2)	Amended and Restated Bylaws of the Company (see 3.1 above).

10.1		(4)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.

10.2	*	(5)	Hastings Amended 1996 Incentive Stock Plan.

10.3	*	(6)	Hastings 1994 Stock Option Plan.

10.4	*	(7)	Hastings 1991 Stock Option Plan.

10.5	*	(8)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.

10.6	*	(9)	Hastings Employee Stock Ownership Plan Trust Agreement.

10.7	*	(10)	Chief Executive Officer Stock Option, as amended.

10.8	*	(11)	Corporate Officer Incentive Plan.

10.9	*	(12)	Management Stock Purchase Plan.

10.10	*	(13)	Management Incentive Plan.

10.11	*	(14)	Salary Incentive Plan.

10.12	*	(15)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

10.13	*	(16)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company

10.14		(17)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

10.15		(18)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

10.16	*	(19)	Stock Grant Plan for Outside Directors.

10.17	*	(20)	Form of Employment Agreement by and between the Company and certain of its executives.

10.18		(21)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

10.19		(22)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.

10.20		(23)	Employment Agreement with Michael Rigby, dated December 5, 2005.

10.21		(24)	Amendments to the Employment Agreement by and between the Company and Dan Crow, dated August 1, 2008.

10.22		(24)	Amendments to the Employment Agreement by and between the Company and Alan Van Ongevalle (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.

10.23		(24)	Amendments to the Employment Agreement by and between the Company and Susan Dasse (as described in the Form 8-K filed by the Company on May 2, 2008), dated August 1, 2008.

10.24		(24)	Amendments to the Employment Agreement by and between the Company and Kevin Ball, dated August 1, 2008.

10.25		(24)	Amendments to the Employment Agreement by and between the Company and John Hintz (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.

10.26		(24)	Amendments to the Employment Agreement by and between the Company and Victor Fuentes (as described in the Form 8-K filed by the Company on October 18, 2007), dated August 1, 2008.

10.27		(24)	Amendments to the Employment Agreement by and between the Company and Philip McConnell (as described in the Form 8-K filed by the Company on June 12, 2006), dated August 1, 2008.

10.28		(25)	Amendments to the Employment Agreement by and between the Company and John H Marmaduke, dated February 1, 2009.

10.29		(26)	Stock transfer agreement between the Company and the John H. Marmaduke Family Limited Partnership.

10.30		(28)	Amended and Restated Loan and Security Agreement, dated as of July 22, 2010, by and between Hastings Entertainment, Inc. and Bank of America, N.A., acting in its capacity as agent for various lenders identified therein.

10.31		(28)	Employment Agreement by and between the Company and Scott Voth, dated January 5, 2011.

10.32		(29)	First Amendment to Amended and Restated Loan Agreement, dated as of July 21, 2011, by and between Hastings Entertainment, Inc. and Bank of America, N.A., acting in its capacity as agent for various lenders identified therein.

21.1		(27)	Subsidiaries of the Company.

23.1		(30)	Consent of Ernst & Young LLP.

24.1		(30)	Powers of Attorney (included on signature page).

31.1		(30)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

31.2		(30)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).

32.1		(30)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of

101.INS		(31)	2002.

101.SCH		(31)	XBRL Instance Document

101.CAL		(31)	XBRL Taxonomy Extension Schema

101.DEF		(31)	XBRL Taxonomy Extension Calculation Linkbase

101.LAB		(31)	XBRL Taxonomy Extension Definition Linkbase

101.PRE		(31)	XBRL Taxonomy Extension Label Linkbase

			XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed Exhibit 3.1 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008, and incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(4)	Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(5)	Previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(6)	Previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(7)	Previously filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(8)	Previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(9)	Previously filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(10)	Previously filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(11)	Previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(12)	Previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(13)	Previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(14)	Previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(15)	Previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(16)	Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, dated June 11, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(18)	Previously filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(19)	Previously filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(20)	Previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(21)	Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.
(23)	Previously filed as an exhibit (with an exhibit number corresponding to the one used in the above table) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, and incorporated herein by reference.
(24)	Previously filed as an exhibit (with an exhibit number corresponding to the one used in the above table) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, and incorporated herein by reference
(25)	Previously filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-24381) filed on April 16, 2009, and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-24381) filed December 4, 2009, and incorporated herein by reference.
(27)	Previously filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, as amended, and incorporated herein by reference.
(28)	Previously filed as an exhibit (with an exhibit number corresponding to the one used in the above table) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-24381) filed July 26, 2011, and incorporated herein by reference
(30)	Filed herewith.
(31)	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

Financial Statement Schedule II –

HASTINGS ENTERTAINMENT, INC.

Valuation and Qualifying Accounts and Reserves

Years Ended January 31, 2012, 2011 and 2010

(Amounts in thousands)

	Fiscal Year
	2011	2010	2009
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
Balance at the beginning of period	$6,374	$5,288	$5,750
Additions charged to costs and expenses	10,545	13,064	13,194
Deductions for write-offs	(11,571)	(11,978)	(13,656)

Balance at end of period	$5,348	$6,374	$5,288

Reserves added to liabilities:
Allowance for costs of inventory returns:
Balance at the beginning of period	$833	$891	$962
Additions charged to costs and expenses	4,152	4,388	4,352
Deductions for write-offs and payments	(4,261)	(4,446)	(4,423)

Balance at end of period	$724	$833	$891

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.

Date: April 18, 2012	By:	/s/ Dan Crow
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

Signature	Title	Date

/s/ John H. Marmaduke John H. Marmaduke	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 18, 2012

/s/ Danny W. Gurr	Director	April 18, 2012
Danny W. Gurr

/s/ Ann S. Lieff	Director	April 18, 2012
Ann S. Lieff

/s/ Frank O. Marrs	Director	April 18, 2012
Frank O. Marrs

/s/Jeffrey G. Shrader	Director	April 18, 2012
Jeffrey G. Shrader

/s/ Dan Crow	Vice President and Chief Financial Officer	April 18, 2012
Dan Crow	(Principal Financial and Accounting Officer)