Form 10-Q
period 2012-04-30
HASTINGS ENTERTAINMENT INC
filed 2012-06-06
CIK 1054579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $.01 par value per share	8,208,947 shares

HASTINGS ENTERTAINMENT, INC.

Form 10-Q

For the Quarterly Period Ended April 30, 2012

HASTINGS ENTERTAINMENT, INC.

Consolidated Balance Sheets

April 30, 2012 and January 31, 2012

(Dollars in thousands, except par value)

	April 30, 2012	January 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,590	$4,172
Merchandise inventories, net	144,936	151,366
Prepaid expenses and other current assets	12,746	15,229

Total current assets	163,272	170,767
Rental assets, net of accumulated depreciation of $19,573 and $20,978 at April 30, 2012 and January 31, 2012, respectively	11,207	12,634
Property, equipment and improvements, net of accumulated depreciation of $217,111 and $215,525 at April 30, 2012 and January 31, 2012, respectively	37,201	39,449
Intangible assets, net	244	244
Other assets	2,347	2,380

Total Assets	$214,271	$225,474

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$56,522	$51,268
Accrued expenses and other current liabilities	26,534	26,150

Total current liabilities	83,056	77,418
Long term debt	35,930	53,279
Other liabilities	8,355	8,719

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,208,947 shares outstanding at April 30, 2012; 11,944,544 shares issued and 8,292,147 shares outstanding at January 31, 2012	119	119
Additional paid-in capital	36,395	36,231
Retained earnings	71,843	71,010
Accumulated other comprehensive income	188	118
Treasury stock, at cost 3,735,597 shares and 3,652,397 shares at April 30, 2012 and January 31, 2012, respectively	(21,615)	(21,420)

Total Shareholders’ Equity	86,930	86,058

Total Liabilities and Shareholders’ Equity	$214,271	$225,474

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Earnings

For the Three Months Ended April 30, 2012 and 2011

(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2012	2011
Merchandise revenue	$99,519	$104,463
Rental revenue	15,826	19,528
Gift card breakage revenue	142	146

Total revenues	115,487	124,137

Merchandise cost of revenue	67,529	72,120
Rental cost of revenue	5,515	7,285

Total cost of revenues	73,044	79,405

Gross profit	42,443	44,732

Selling, general and administrative expenses	41,290	43,710
Pre-opening expenses	—	58

Operating income	1,153	964

Other income (expense):
Interest expense	(278)	(202)
Other, net	24	19

Income before income taxes	899	781

Income tax expense	66	368

Net income	$833	$413

Basic income per share	$0.10	$0.05

Diluted income per share	$0.10	$0.05

Weighted-average common shares outstanding:
Basic	8,263	8,711
Dilutive effect of stock awards	10	211

Diluted	8,273	8,922

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Comprehensive Income

For the Three Months Ended April 30, 2012 and 2011

(Dollars in thousands, except per share data)

	Three months ended April 30,
	2012	2011
Net income	$833	$413
Other comprehensive income before income taxes
Unrealized gains in investments available for sale in Supplemental Executive Retirement Plan	70	67

Other comprehensive income, before income taxes	70	67
Income taxes related to components of other comprehensive income	—	27

Other comprehensive income, net of income taxes	70	40

Comprehensive income	$903	$453

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2012 and 2011

(Dollars in thousands)

	Three Months Ended April 30,
	2012	2011
Cash flows from operating activities:
Net income	$833	$413
Adjustments to reconcile net income to net cash provided by operating activities:
Rental asset depreciation expense	1,668	2,889
Purchases of rental assets	(2,930)	(5,869)
Property, equipment and improvements depreciation expense	3,781	4,155
Deferred income taxes	3	(456)
Loss on rental assets lost, stolen and defective	224	495
Loss on disposal or impairment of property and equipment, excluding rental assets	77	34
Non-cash stock-based compensation	164	302
Changes in operating assets and liabilities:
Merchandise inventories, net	8,894	519
Prepaid expenses and other current assets	2,483	621
Trade accounts payable	2,309	4,034
Accrued expenses and other current liabilities	384	(31)
Other assets and liabilities, net	(265)	271

Net cash provided by operating activities	17,625	7,377

Cash flows from investing activities:
Purchases of property, equipment and improvements	(1,609)	(3,376)

Net cash used in investing activities	(1,609)	(3,376)

Cash flows from financing activities:
Borrowings under revolving credit facility	98,194	122,754
Repayments under revolving credit facility	(115,543)	(128,089)
Purchase of treasury stock	(194)	(656)
Change in cash overdraft	2,945	1,881

Net cash used in financing activities	(14,598)	(4,110)

Net increase/(decrease) in cash and cash equivalents	1,418	(109)
Cash and cash equivalents at beginning of period	4,172	6,149

Cash and cash equivalents at end of period	$5,590	$6,040

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiary (“Hastings,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating earnings, is generated in the fourth fiscal quarter, which includes the holiday selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

The balance sheet at January 31, 2012 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2013 is referred to as fiscal year 2012.

2. Stock-Based Compensation

We have various stock incentive plans, which allow us to issue stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other awards. Stock-based compensation is discussed more fully in Note 13 to the Audited Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

For the three months ended April 30, 2012 and 2011, we recognized approximately $0.2 million and $0.3 million, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, and restricted stock units.

As of April 30, 2012, we had 383,821 shares available to grant as stock-based compensation awards under our various stock incentive plans.

3. Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future expected profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at April 30, 2012 included accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in the consolidated statement of operations. There were no accruals for closed stores as of April 30, 2011.

Hastings Entertainment, Inc

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

The following table provides a roll-forward of our store closing reserves:

Store Closing Reserve
Balance at January 31, 2012	$2,558
Additions to provision	—
Changes in estimates	39
Cash outlay, net	(192)

Balance at April 30, 2012	$2,405

4. Long-term Debt

On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”), and on July 21, 2011, we entered into an amendment (the “First Amendment”) to the Amended Agreement with Bank of America, N.A (collectively, the “Amended Agreement”). The First Amendment increased the revolving credit facility from $100 million to $115 million, increased our borrowing base, lowered our interest rates, and allowed for the payment of dividends, which was previously prohibited under the Amended Agreement. The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement includes certain debt and acquisition limitations and requires a minimum availability of 10% of the lesser of (a) the Borrowing Base, or (b) the Revolving Credit Ceiling, provided however that we must also maintain Availability (each term as defined in the Amended Agreement) that is greater than or equal to $10 million at all times. Our obligations under the Amended Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.

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

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2012, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.

Hastings Entertainment, Inc

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

At April 30, 2012, we had approximately $60.1 million in excess availability, after the availability reserve, under the Amended Agreement. The average rates of interest incurred for the three months ended April 30, 2012 and 2011 were 2.5% and 2.6%, respectively. Deferred financing costs that were amortized into interest expense during the three months ended April 30, 2012 and 2011 are excluded from the calculation of the average rate of interest for each respective period.

5. Income per Share

The computations for basic and diluted income per share are as follows:

	Three Months Ended April 30,
	2012	2011
Net income	$833	$413

Average shares outstanding:
Basic	8,263	8,711
Effect of stock awards	10	211

Diluted	8,273	8,922

Income per share:
Basic	$0.10	$0.05

Diluted	$0.10	$0.05

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended April 30,
	2012	2011
Shares of common stock underlying options	540	419

Exercise price range per share	$3.25 to $9.67	$4.25 to $8.70

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

Hastings Entertainment, Inc

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

At April 30, 2012 and January 31, 2012, we had approximately $1.7 million and $1.6 million, respectively, in assets which are carried at fair value on a recurring basis. These assets, which are reflected in Other Assets in the consolidated balance sheets, consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.

Our long-term debt approximates fair value as of both April 30, 2012 and January 31, 2012, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into the First Amendment with Bank of America on July 21, 2011, at which time our current interest rates were determined. See Note 4 on Debt for a more detailed discussion of our bank credit agreement.

7. Income Taxes

The effective tax rate for the first quarter of fiscal 2012 was 7.3% primarily due to Texas state income tax, which is based primarily on gross margin. During the fourth quarter of fiscal 2011 we established a valuation allowance. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined that it was more likely than not that our deferred tax assets will not be realized and continue to believe that it is more likely than not that these assets will not be realized. As such, we evaluated and increased the valuation allowance to approximately $8.9 million at April 30, 2012. Our effective tax rate is significantly lower than statutory rates due to the valuation allowance. We will reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

8. Litigation and Contingencies

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

9. Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, "Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards ("IFRSs")." Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company adopted the new ASU 2011-04 disclosure requirements in the first quarter of fiscal 2012 with no material impact on the Company's results of operation and financial condition.

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

General

Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-ray, video games, video game consoles and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of April 30, 2012, we operated 138 superstores principally in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas, and TRADESMART, located in Littleton, Colorado.

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

References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ending January 31, 2013 is referred to as fiscal 2012.

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

We currently depreciate the cost of our rental assets on an accelerated basis over six months or nine months, except for rental assets purchased for the initial stock of a new store, which are depreciated on a straight-line basis over 36 months. Rental assets, which include DVDs, Books on CD and Video Games, are depreciated to salvage values ranging from $4 to $15. Rental assets purchased for less than established salvage values are not depreciated.

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

	Three Months Ended April 30,
	2012	2011
Merchandise revenue	86.2%	84.2%
Rental revenue	13.7	15.7
Gift card breakage revenue	0.1	0.1

Total revenues	100.0	100.0
Merchandise cost of revenue	67.9	69.0
Rental cost of revenue	34.8	37.3

Total cost of revenues	63.2	64.0

Gross profit	36.8	36.0
Selling, general and administrative expenses	35.8	35.2

Operating income	1.0	0.8

Other income (expense):
Interest expense	(0.2)	(0.2)
Other, net	—	—

Income before income taxes	0.8	0.6
Income tax expense	0.1	0.3

Net income	0.7%	0.3%

Summary of Superstore Activity (1)

	Three Months Ended April 30,		Year Ended January 31,
	2012	2011	2012
Beginning number of stores	140	146	146
Openings	—	1	1
Closings	(2)	(1)	(7)

Ending number of stores	138	146	140

(1)	As of April 30, 2012, we operated three concept stores, including two Sun Adventure Sports and one TRADESMART, which were not included in the summary of superstore activity. TRADESMART was opened August 2011. Our two Sun Adventure Sports stores were opened June 2010 and October 2011.

Financial Results for the First Quarter of Fiscal Year 2012

Revenues. Total revenues for the first quarter decreased approximately $8.6 million, or 7.0%, to $115.5 million compared to $124.1 million for the first quarter of fiscal 2011. As of April 30, 2012, we operated 8 less superstores, as compared to April 30, 2011. In addition to our superstores, we operated two additional concept stores, TRADESMART (Littleton) and Sun Adventures Sports (Lubbock), as compared to April 30, 2011. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended April 30,
	2012		2011		Decrease
	Revenues	Percent Of Total	Revenues	Percent Of Total	Dollar	Percent
Merchandise Revenue	$99,519	86.2%	$104,463	84.2%	$(4,944)	-4.7%
Rental Revenue	15,826	13.7%	19,528	15.7%	(3,702)	-19.0%
Gift Card Breakage Revenue	142	0.1%	146	0.1%	(4)	-2.7%

Total Revenues	$115,487	100.0%	$124,137	100.0%	$(8,650)	-7.0%

Comparable-store revenues (“Comp”)

Total	-6.3%
Merchandise	-4.3%
Rental	-16.5%

Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended April 30,
	2012	2011
Electronics	13.1%	-1.9%
Trends	12.7%	11.9%
Hardback Café	6.8%	5.2%
Consumables	-0.5%	-6.0%
Books	-0.8%	-9.1%
Movies	-3.7%	-6.5%
Music	-9.4%	1.3%
Games	-21.3%	2.5%

Stores included in the Comps calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that were remodeled or relocated during the comparable period. Gift card breakage revenues are not included, and closed stores are removed from each comparable period for the purpose of calculating Comps.

Electronics Comps increased 13.1% for the quarter, resulting primarily from increased sales of headphones and MP3 and phone accessories, along with strong sales of new Apple iPods. These sales were partially offset by a decrease in sales of refurbished Apple iPads. Trends Comps increased 12.7% for the quarter primarily due to increased sales of apparel and accessories, novelty items, and action figures. Key drivers in the apparel and accessories category included licensed apparel, jewelry and t-shirts. Key drivers in the novelty category included Tween merchandise, merchandise associated with movies and television shows, and barware. Hardback Café Comps increased 6.8% for the quarter, primarily due to increased sales of blended and iced specialty café drinks. Consumable Comps decreased 0.5% for the quarter, primarily due to lower sales of assorted candies and bottled drinks. Books Comps decreased 0.8% for the quarter, primarily due to a weaker new release schedule for new books, primarily mass market and trade paperbacks partially offset by an increase in sales of used books and sales of the Nextbook Premium 7 e-reader tablet and related accessories. We started selling the Nextbook Premium 7, in stores and online at www.goHastings.com, during November 2011. Book Comps, excluding sales of the Nextbook Premium 7 and related accessories, decreased 2.2 % for the quarter. Movie Comps decreased 3.7% for the quarter due to lower sales of new and used DVDs, along with DVD boxed sets, partially offset by an increase in sales of new and used Blu-ray movies. Music Comps decreased 9.4% during the quarter, primarily resulting from lower sales of new and used CDs. The decrease in sales of new and used CDs resulted primarily from a shift in sales to lower priced promotional product, along with a weaker slate of new release music during the current quarter. Video Game Comps decreased 21.3% for the quarter primarily resulting from lower sales of new video game consoles, new gaming accessories and new video games. Sales in the video game industry, as a whole, are down significantly due to the lack of new game releases and consoles.

Rental Comps decreased 16.5% during the quarter, primarily due to fewer rentals of DVDs and video games, partially offset by an increase in rentals of Blu-ray movies. Rental Video Comps decreased 15.4% for the quarter and were negatively impacted by a continued lower quality of new releases during the current quarter and by competitor rental kiosks and subscription-based rental services. Rental Video Game Comps decreased 24.6%.

Gross Profit – Merchandise. For the first quarter, total merchandise gross profit dollars decreased approximately $0.3 million, or 0.9%, to $32.0 million from $32.3 million for the same period in the prior year, primarily due to a decrease in revenue partially offset by an increase in margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 32.1% for the quarter compared to 31.0% for the same period in the prior year. The increase in gross profit rate resulted primarily from a shift in mix of revenues by category as compared to the same quarter in the prior year, lower costs to return products to vendors and lower distribution center costs partially offset by increased freight expense.

Gross Profit – Rental. For the first quarter, total rental gross profit dollars decreased approximately $1.9 million, or 15.6%, to $10.3 million from $12.2 million for the same period in the prior year, primarily due to a decrease in revenue. As a percentage of total rental revenue, rental gross profit increased to 65.2% for the quarter compared to 62.7% for the same period in the prior year, resulting primarily from lower depreciation and shrinkage expense. Depreciation is a function of rental purchases which were significantly lower for the first quarter of fiscal 2012 than the same quarter in the last year due to lower anticipated rental revenues.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased slightly for the first quarter to 35.8% from 35.2% for the same quarter in the prior year, primarily due to deleveraging resulting from lower revenues. SG&A decreased approximately $2.4 million during the quarter, or 5.5%, to $41.3 million compared to $43.7 million for the same quarter last year. The decrease results primarily from a decrease of approximately $1.6 million in store labor costs and a decrease of approximately $0.7 million in occupancy expense including depreciation. The decrease in occupancy expense and to a certain extent the decrease in store labor costs are primarily a result of operating eight fewer superstores this quarter compared to the prior year.

Interest Expense. For the first quarter, interest expense increased approximately $0.1 million to $0.3 million, compared to $0.2 million for the same period in the prior year, primarily as a result of higher average debt levels outstanding during the quarter. The average rate of interest charged for the quarter decreased to 2.5% compared to 2.6% for the same period in the prior year.

Income Tax Expense. The effective tax rate for the quarter was 7.3% primarily due to Texas state income tax, which is based primarily on gross margin. During the fourth quarter of fiscal 2011 we established a valuation allowance. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined that it was more likely than not that our deferred tax assets will not be realized and continue to believe that it is more likely than not that these assets will not be realized. As such, we evaluated and increased the valuation allowance to approximately $8.9 million at April 30, 2012. Our effective tax rate is significantly lower than statutory rates due to the valuation allowance. We will reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Store Closures

During the first quarter, we closed two underperforming stores whose leases expired during the first quarter. Consequently, no material lease impairment charges were recorded during the first quarter of fiscal 2012.

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

	Three months ended April 30,
	2012	2011
Net cash provided by operating activities	$17,625	$7,377
Purchase of property, equipment and improvements, net	(1,609)	(3,376)

Free cash flow	$16,016	$4,001

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

	Three months ended April 30,
	2012	2011
Net income	$833	$413
Adjusted for
Interest expense, net	278	202
Income tax expense	66	368
Property and equipment depreciation expense	3,781	4,155

EBITDA	4,958	5,138
Gift card breakage revenue	(142)	(146)
Non-cash stock-based compensation	164	302

Adjusted EBITDA	$4,980	$5,294

Liquidity and Capital Resources

We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first quarters of fiscal 2012 and 2011 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, store expansions, and store reformations for the next twelve months.

At April 30, 2012, total outstanding debt was approximately $35.9 million. We project our outstanding debt level will be in the range of $51.0 million to $53.0 million by the end of fiscal 2012. At April 30, 2012, we had approximately $60.1 million in excess availability, after the $10 million availability reserve, under the Amended Agreement (as defined below).

Consolidated Cash Flows

Operating Activities. Net cash provided by operating activities totaled approximately $17.6 million for the three months ended April 30, 2012, compared to cash provided by operating activities of $7.4 million for the three months ended April 30, 2011. Net income for the current quarter was approximately $0.8 million compared to $0.4 million for same period in fiscal 2011. Merchandise inventories decreased approximately $8.9 million for the current quarter, compared to $0.5 million during the same period in fiscal 2011 primarily due to a reduction in inventory purchases in anticipation of lower revenues. Trade accounts payable increased $2.3 million for the current quarter compared to an increase of $4.0 million during the same period in fiscal 2011. Merchandise inventories, net of trade accounts payable, decreased approximately $11.2 million for the current quarter compared to an decrease of $4.6 million for the same quarter in the prior year primarily due to the higher decrease in merchandise inventories in the current period and differences of timing of payments to vendors surrounding the holiday purchases in the current year compared to the prior year. For fiscal 2012, we estimate net cash provided by operations of approximately $7.0 to $9.0 million as compared to a net use of cash of approximately $4.5 million in fiscal 2011. The expected increase from fiscal 2011 net cash used in operations to estimated fiscal 2012 net cash provided by operations results primarily from projected changes in various balance sheet accounts, primarily lower inventories and a projected decrease in net loss for fiscal 2012.

Investing Activities. Net cash used in investing activities decreased approximately $1.8 million from $3.4 million for the three months ended April 30, 2011, to $1.6 million for the three months ended April 30, 2012. This decrease was primarily due to decreased expenditures relating to new stores and remodels. For fiscal 2012, we project capital expenditures to be approximately $9.4 million. The planned decrease is primarily due to decreased expenditures related to the opening of new stores and relocation of existing stores.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the three months ended April 30, 2012, cash used in financing activities was approximately $14.6 million compared to $4.1 million for the three months ended April 30, 2011. For the current three months, net repayments to our revolving credit facility were approximately $17.3 million compared to net repayments of approximately $5.3 million for same quarter in the prior year. Changes in our cash overdraft position increased from cash provided of approximately $1.9 million for the three months ended April 30, 2011 to cash provided of $2.9 million for the three months ended April 30, 2012, due to the timing of payments issued to vendors during the period. The Company purchased approximately $0.2 million of treasury stock during the three months ended April 30, 2012 compared to $0.7 million during the three months ended April 30, 2011.

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

At April 30, 2012, we had approximately $60.1 million in excess availability, after the availability reserve, under the Amended Agreement. We expect to have approximately $50.0 million to $52.0 million in excess availability, after the availability reserve and outstanding letters of credit, at January 31, 2013. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest incurred for the three months ended April 30, 2012 and 2011 were 2.5% and 2.6%, respectively. Deferred financing costs that were amortized into interest expense during the three months ended April 30, 2012 and 2011 are excluded from the calculation of the average rate of interest for each respective period.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2012, was approximately $0.7 million, which reduces the excess availability under the Amended Agreement.

At April 30, 2012, our minimum lease commitments for the remainder of fiscal 2012 were approximately $17.7 million. Total existing minimum operating lease commitments for fiscal years 2012 through 2027 were approximately $143.4 million as of April 30, 2012.

Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of April 30, 2012, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At April 30, 2012, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based, at our option, on the lender’s Base Rate or LIBOR, plus a specified percentage. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2012 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

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

There has not been any change in our internal control over financial reporting during our fiscal quarter ended April 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A – RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended January 31, 2012 includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

A summary of our purchases of shares of common stock for the three months ended April 30, 2012 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
February 1, 2012 through February 29, 2012	—	—	—	N/A
March 1, 2012 through March 31, 2012	50,400	2.33	50,400	N/A
April 1, 2012 through April 30, 2012	32,800	2.33	32,800	N/A

Total	83,200	$2.33	83,200	$6,094,343

(1)	All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock. To date, the Board of Directors has approved the repurchase of up to an additional $32.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.

(2)	A total of 5,426,949 shares have been purchased under the repurchase plan at a total cost of approximately $31.4 million, or approximately $5.79 per share.

ITEM 6 – EXHIBITS.

a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. Any exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit Number		Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(2)	Amended and Restated Bylaws of the Company.

4.1	(3)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(5)	XBRL Instance Document

101.SCH	(5)	XBRL Taxonomy Extension Schema

101.CAL	(5)	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	(5)	XBRL Taxonomy Extension Label Linkbase

101.PRE	(5)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(4)	Filed herewith.
(5)	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC

Date: June 6, 2012	/s/ Dan Crow
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