Form 10-Q
period 2012-07-31
HASTINGS ENTERTAINMENT INC
filed 2012-09-11
CIK 1054579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock, $.01 par value per share	8,218,863 shares

HASTINGS ENTERTAINMENT, INC.

Form 10-Q

For the Quarterly Period Ended July 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HASTINGS ENTERTAINMENT, INC.

Consolidated Balance Sheets

July 31, 2012 and January 31, 2012

(Dollars in thousands, except par value)

	July 31, 2012	January 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,397	$4,172
Merchandise inventories, net	143,592	151,366
Prepaid expenses and other current assets	10,265	15,229

Total current assets	158,254	170,767
Rental assets, net of accumulated depreciation of $18,342 and $20,978 at July 31, 2012 and January 31, 2012, respectively	10,618	12,634
Property, equipment and improvements, net of accumulated depreciation of $221,176 and $215,525 at July 31, 2012 and January 31, 2012, respectively	35,404	39,449
Intangible assets, net	244	244
Other assets	2,237	2,380

Total Assets	$206,757	$225,474

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$51,499	$51,268
Accrued expenses and other current liabilities	27,339	26,150

Total current liabilities	78,838	77,418
Long term debt	35,893	53,279
Deferred income taxes	47	42
Other liabilities	8,251	8,677

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,218,863 shares outstanding at July 31, 2012; 11,944,544 shares issued and 8,292,147 shares outstanding at January 31, 2012	119	119
Additional paid-in capital	36,490	36,231
Retained earnings	68,487	71,010
Accumulated other comprehensive income	154	118
Treasury stock, at cost 3,725,681 shares and 3,652,397 shares at July 31, 2012 and January 31, 2012, respectively	(21,522)	(21,420)

Total Shareholders’ Equity	83,728	86,058

Total Liabilities and Shareholders’ Equity	$206,757	$225,474

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Operations

For the Three and Six Months Ended July 31, 2012 and 2011

(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Merchandise revenue	$89,314	$92,828	$188,833	$197,291
Rental revenue	15,087	17,423	30,913	36,951
Gift card breakage revenue	(348)	284	(206)	430

Total revenues	104,053	110,535	219,540	234,672
Merchandise cost of revenue	59,050	63,889	126,579	136,009
Rental cost of revenue	5,038	6,886	10,553	14,171

Total cost of revenues	64,088	70,775	137,132	150,180

Gross profit	39,965	39,760	82,408	84,492

Selling, general and administrative expenses	43,035	44,717	84,325	88,427
Pre-opening expenses	—	154	—	212

Operating loss	(3,070)	(5,111)	(1,917)	(4,147)
Other income (expense):
Interest expense	(292)	(287)	(570)	(489)
Other, net	72	118	96	137

Loss before income taxes	(3,290)	(5,280)	(2,391)	(4,499)
Income tax expense (benefit)	66	(1,225)	132	(857)

Net loss	$(3,356)	$(4,055)	$(2,523)	$(3,642)

Basic loss per share	$(0.41)	$(0.47)	$(0.31)	$(0.42)

Diluted loss per share	$(0.41)	$(0.47)	$(0.31)	$(0.42)

Weighted-average common shares outstanding:
Basic	8,214	8,600	8,238	8,655
Dilutive effect of stock awards	—	—	—	—

Diluted	8,214	8,600	8,238	8,655

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended July 31, 2012 and 2011

(Dollars in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net loss	$(3,356)	$(4,055)	$(2,523)	$(3,642)
Other comprehensive income (loss) before income taxes
Unrealized gains (losses) in investments available for sale in Supplemental Executive Retirement Plan	(33)	(49)	36	18

Other comprehensive income (loss), before income taxes	(33)	(49)	36	18
Income taxes related to components of other comprehensive income	(13)	(19)	14	8

Other comprehensive income (loss), net of income taxes	(20)	(30)	22	10

Comprehensive loss	$(3,376)	$(4,085)	$(2,501)	$(3,632)

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2012 and 2011

(Dollars in thousands)

	Six Months Ended July 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(2,523)	$(3,642)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Rental asset depreciation expense	3,069	5,923
Purchases of rental assets	(4,835)	(12,163)
Property, equipment and improvements depreciation expense	7,707	8,674
Deferred income taxes	5	1,025
Loss on rental assets lost, stolen and defective	363	872
Loss on disposal or impairment of property and equipment, excluding rental assets	93	59
Non-cash stock-based compensation	371	639
Changes in operating assets and liabilities:
Merchandise inventories	11,191	(5,988)
Prepaid expenses and other current assets	4,964	(1,014)
Trade accounts payable	(505)	1,750
Accrued expenses and other current liabilities	1,189	(685)
Excess tax benefit from stock-based compensation	—	(15)
Other assets and liabilities, net	(246)	377

Net cash provided by (used in) operating activities	20,843	(4,188)

Cash flows from investing activities:
Purchases of property, equipment and improvements	(3,754)	(8,239)

Net cash used in investing activities	(3,754)	(8,239)

Cash flows from financing activities:
Borrowings under revolving credit facility	205,596	265,053
Repayments under revolving credit facility	(222,982)	(250,864)
Purchase of treasury stock	(214)	(979)
Change in cash overdraft	736	385
Deferred financing costs paid	—	(68)
Proceeds from exercise of stock options	—	13
Excess tax benefit from stock-based compensation	—	15

Net cash provided by (used in) financing activities	(16,864)	13,555

Net increase in cash and cash equivalents	225	1,128
Cash and cash equivalents at beginning of period	4,172	6,149

Cash and cash equivalents at end of period	$4,397	$7,277

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

For the three months ended July 31, 2012 and 2011, we recognized approximately $0.2 million and $0.3 million, respectively, of stock-based compensation expense. For the six months ended July 31, 2012 and 2011, we recognized approximately $0.4 million and $0.6 million, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, and restricted stock units.

As of July 31, 2012, we had 329,479 shares available to grant as stock-based compensation awards under our various stock incentive plans.

3.	Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future expected profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at July 31, 2012 included accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in the consolidated statement of operations.

Hastings Entertainment, Inc

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

The following table provides a roll-forward of our store closing reserves:

Store Closing Reserve
Balance at January 31, 2012	$2,558
Additions to provision	—
Changes in estimates	114
Cash outlay, net	(384)

Balance at July 31, 2012	$2,288

4.	Long-term Debt

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

Interest under the Amended Agreement will accrue, at our election, at a Base Rate or Libor Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Amended Agreement, with the Applicable Margin for Libor Rate loans ranging from 2.00% to 2.50% and the Applicable Margin for Base Rate loans ranging from 1.00% to 1.50% (each term as defined in the Amended Agreement). In addition, unused line fees ranging from 0.30% to 0.375% (determined by reference to the level of usage under the Amended Agreement) are also payable on unused commitments.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2012, was approximately $0.9 million, which reduces the excess availability under the Amended Agreement.

Hastings Entertainment, Inc

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

At July 31, 2012, we had approximately $61.0 million in excess availability, after the availability reserve, under the Amended Agreement. The average rates of interest incurred for the three months ended July 31, 2012 and 2011 were 2.5% and 2.6%, respectively. The average rates of interest incurred for the six months ended July 31, 2012 and 2011 were 2.5% and 2.6%, respectively. Deferred financing costs that were amortized into interest expense during the three and six months ended July 31, 2012 are excluded from the calculation of the average rate of interest for each respective period.

5.	Income per Share

The computations for basic and diluted income per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Net loss	$(3,356)	$(4,055)	$(2,523)	$(3,642)

Average shares outstanding:
Basic	8,214	8,600	8,238	8,655
Effect of stock awards	—	—	—	—

Diluted	8,214	8,600	8,238	8,655

Loss per share:
Basic	$(0.41)	$(0.47)	$(0.31)	$(0.42)

Diluted	$(0.41)	$(0.47)	$(0.31)	$(0.42)

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Shares of common stock underlying options	537	783	537	783

Exercise price range per share	$2.06 to $9.67	$1.69 to $8.70	$2.06 to $9.67	$1.69 to $8.70

6.	Fair Value Measurements

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

Hastings Entertainment, Inc

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

At July 31, 2012 and January 31, 2012, we had approximately $1.7 million and $1.6 million, respectively, in assets which are carried at fair value on a recurring basis. These assets, which are reflected in Other Assets in the consolidated balance sheets, consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.

Our long-term debt approximates fair value as of both July 31, 2012 and January 31, 2012, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into the First Amendment with Bank of America, N.A. on July 21, 2011, at which time our current interest rates were determined. See Note 4 on Debt for a more detailed discussion of the Amended Agreement.

7.	Income Taxes

The effective tax rate for the three months ended July 31, 2012 was (2.0%) primarily due to Texas state income tax expense, which is based primarily on gross margin.

The effective tax rate for the six months ended July 31, 2012 was (5.5%) primarily due to Texas state income tax expense, which is based primarily on gross margin. During the fourth quarter of fiscal 2011 we established a valuation allowance. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined that it was more likely than not that our deferred tax assets will not be realized and continue to believe that it is more likely than not that these assets will not be realized. As such, we evaluated and increased the valuation allowance to approximately $10.3 million at July 31, 2012. Our effective rate is significantly lower than statutory rates due to the valuation allowance. We will reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

8.	Litigation and Contingencies

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

9.	Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. Early adoption is not permitted. The Company adopted the new ASU 2011-04 disclosure requirements in the first quarter of fiscal 2012 with no material impact on the Company’s results of operation and financial condition.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general opinions about future operating results are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies, the expanding market for digital content and hardware (including without limitation electronic books or “eBooks” and “eBook readers”) and other alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the degree to which we enter into and maintain vendor relationships; the challenging times that the U.S. and global economies are currently experiencing, the effects of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers, and the possibility that general economic conditions could deteriorate further; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; the effect of inclement weather on the ability of consumers to reach our stores and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

General

Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-ray, video games, video game consoles and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of July 31, 2012, we operated 138 superstores principally in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. We also operate two concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas, and TRADESMART, located in Littleton, Colorado.

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

Gift Card Breakage Revenue. We sell gift cards through each of our stores and through our web site www.goHastings.com. The gift cards we sell have no stated expiration dates or fees and are subject to potential escheatment rights in some of the jurisdictions in which we operate. Gift card liabilities are recorded as deferred revenue at the time of sale of such cards, with the costs of designing, printing and distributing the cards recorded as expense as incurred. Prior to the fourth quarter of fiscal 2009, the liability was relieved and revenue was recognized only upon redemption of the gift cards. Beginning in the fourth quarter of fiscal 2009, we had sufficient historical data to analyze gift card redemption patterns and a final determination of the escheatment laws applicable to our operations. As a result, during the fourth quarter of fiscal 2009, we recorded approximately $8.5 million of revenue related to the initial change in estimated breakage on gift cards we previously issued and sold. Subsequent to the initial change in estimate related to gift card breakage, gift card breakage revenue is recognized as gift cards are redeemed, based upon an analysis of the aging and utilization of gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations. Periodically, we perform an analysis of our historical gift card redemption trends and review each state’s gift card escheatment laws to determine whether any adjustments to our estimated gift card breakage rates are necessary. Any changes in our estimated gift card breakage rates or changes in escheatment laws applicable to our operations are recognized in the period in which the change is made and any impact of the change is reflected in gift card breakage revenue.

Results of Operations

The following tables present our statement of operations data, expressed as a percentage of revenue, and the number of superstores open at the end of the periods presented herein.

	Three Months Ended July 31,		Six Months Ended July 31,
	2012	2011	2012	2011
Merchandise revenue	85.8%	84.0%	86.0%	84.1%
Rental revenue	14.5	15.8	14.1	15.7
Gift card breakage revenue	(0.3)	0.2	(0.1)	0.2

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	66.1	68.8	67.0	68.9
Rental cost of revenue	33.4	39.5	34.1	38.4

Total cost of revenues	61.6	64.0	62.5	64.0

Gross profit	38.4	36.0	37.5	36.0

Selling, general and administrative expenses	41.4	40.5	38.4	37.7
Pre-opening expenses	0.0	0.1	0.0	0.1

Operating loss	(3.0)	(4.6)	(0.9)	(1.8)

Other income (expense):
Interest expense	(0.3)	(0.3)	(0.3)	(0.2)
Other, net	0.1	0.1	0.1	0.1

Loss before income taxes	(3.2)	(4.8)	(1.1)	(1.9)

Income tax expense (benefit)	0.1	(1.1)	0.1	(0.3)

Net loss	(3.3)%	(3.7)%	(1.2)%	(1.6)%

Summary of Superstore Activity(1)

	Three Months Ended July 31,		Six Months Ended July 31,		Year Ended January 31,
	2012	2011	2012	2011	2012
Beginning number of stores	138	146	140	146	146
Openings	—	—	—	1	1
Closings	—	(1)	(2)	(2)	(7)

Ending number of stores	138	145	138	145	140

(1)	As of July 31, 2012, we operated three concept stores, including two Sun Adventure Sports and one TRADESMART, which were not included in the summary of superstore activity. TRADESMART was opened August 2011. Our two Sun Adventure Sports stores were opened June 2010 and October 2011.

Financial Results for the Second Quarter of Fiscal Year 2012

Revenues. Total revenues for the second quarter decreased approximately $6.5 million, or 5.9%, to $104.1 million compared to $110.5 million for the second quarter of fiscal 2011. As of July 31, 2012, we operated 7 fewer superstores, as compared to July 31, 2011. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended July 31,
	2012		2011		Decrease
	Revenues	Percent Of Total	Revenues	Percent Of Total	Dollar	Percent
Merchandise Revenue	$89,314	85.8%	$92,828	84.0%	$(3,514)	-3.8%
Rental Revenue	15,087	14.5%	17,423	15.8%	(2,336)	-13.4%
Gift Card Breakage Revenue	(348)	(0.3%)	284	0.2%	(632)	-222.5%

Total Revenues	$104,053	100.0%	$110,535	100.0%	$(6,482)	-5.9%

Comparable-store revenues (“Comp”)

Total	-3.3%
Merchandise	-1.7%
Rental	-11.2%

Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended July 31,
	2012	2011
Hardback Café	12.1%	3.8%
Trends	11.2%	9.9%
Consumables	7.9%	-9.7%
Electronics	5.4%	5.6%
Books	2.5%	-9.4%
Movies	0.4%	-11.4%
Music	-11.6%	-5.7%
Games	-22.8%	-5.1%

Hardback Café Comps increased 12.1% for the quarter, primarily due to increased sales in blended and iced specialty café drinks and fruit smoothies. Trends Comps increased 11.2% for the quarter, primarily due to increased sales of apparel and accessories, novelty items, and comics. Key drivers in the apparel and accessories category included licensed apparel and accessories, novelty fashion accessories, and body jewelry. Key drivers in the novelty items category included tchotchke impulse items, barware, and the expansion of tween and movie related merchandise. Key drivers in the comics category included the chain roll out of a comic subscription program, Hastings exclusive variant comics, and strong licensed comics, including Avengers vs. X-Men, Batman and the Walking Dead series. Consumable Comps increased 7.9% due to the success of the monthly candy suggestive sell item and the expansion licensed novelty candy items. Electronics Comps increased 5.4% for the quarter, primarily due to increased sales of headphones, wireless phone accessories, tablet accessories, musical instrument accessories, and new hardware, partially offset by declining sales in refurbished iPods, musical instruments, storage, and recordable media. Book Comps increased 2.5% for the quarter, primarily due to strong trade paperback sales driven by the 50 Shades series, as well as strong used book sales, partially offset by declining hardcover sales due to a weak release schedule and the continued adoption of digital books in fiction categories. Book Comps, excluding Nextbook sales, digital books, and accessories increased 1.2% for the quarter. Movie Comps increased 0.4% for the quarter, primarily due to increased sales of new and used Blu-ray movies, partially offset by declining sales in new and used DVD movies, including boxed sets. Music Comps decreased 11.6% for the quarter, primarily resulting from lower sales of new and used products and the continued shift to lower priced promotional goods. Video Game Comps decreased 22.8% for the quarter, primarily due to lower sales of video game consoles, new gaming accessories, and new video games, partially offset by increased sales in used video game hardware and accessories. Sales in the video game industry, as a whole, continue to struggle and are down significantly due to a lack of new video game releases and weak console sales.

Rental Comps decreased 11.2% for the quarter primarily due to fewer rentals of DVDs and video games, partially offset by an increase in rentals of Blu-ray movies. Rental Movie Comps decreased 7.9%, primarily due to lower quality of new releases during the quarter and competition from rental kiosks and subscription-based services. Rental Video Game Comps decreased 32.0%, due to a weak release schedule and lower sales of new video game consoles.

Gross Profit – Merchandise. For the second quarter, total merchandise gross profit dollars increased approximately $1.4 million, or 4.8%, to $30.3 million from $28.9 million for the same period in the prior year, primarily due to an increase in margin rates partially offset by a decrease in revenue. As a percentage of total merchandise revenue, merchandise gross profit increased to 33.9% for the quarter compared to 31.2% for the same period in the prior year, resulting primarily from a continued shift in mix of revenues by category, lower shrink and markdown expense.

Gross Profit – Rental. For the second quarter, total rental gross profit dollars decreased approximately $0.5 million, or 4.8%, to $10.0 million from $10.5 million for the same period in the prior year, primarily due to a decrease in revenue. As a percentage of total rental revenue, rental gross profit increased to 66.6% for the quarter compared to 60.5% for the same period in the prior year, primarily from lower depreciation and shrinkage expense.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 41.4% for the second quarter compared to 40.5% for the same period in the prior year due to deleveraging resulting from lower revenues. SG&A decreased approximately $1.7 million during the quarter, or 3.8%, to $43.0 million compared to $44.7 million for the same quarter last year. The decrease results primarily from a decrease of $1.2 million in store labor costs, a decrease of approximately $0.6 million in occupancy costs, including depreciation, and reductions in the majority of controllable expenses. The decrease was partially offset by an increase in bonuses under our corporate officer and management bonus incentive programs, resulting from the fact that no bonuses were earned during the second quarter of 2011. The decrease in occupancy expense and, to a certain extent, the decrease in store labor costs, are primarily a result of operating seven fewer superstores this quarter compared to the same period in the prior year.

Interest Expense. For the second quarter, interest expense remained at approximately $0.3 million, compared to $0.3 million for the same period in the prior year. The average rate of interest charged for the second quarter decreased to 2.5% compared to 2.6% for the same period in the prior year.

Income Tax Expense. The effective tax rate for the second quarter was (2.0%) primarily due to Texas state income tax expense, which is based primarily on gross margin. For further details, see the Income Tax Expense notes in the section covering Financial Results for the Six Months Ended July 31, 2012.

Financial Results for the Six Months Ended July 31, 2012

Revenues. Total revenues for the six months ended July 31, 2012 decreased approximately $15.1 million, or 6.4%, to $219.5 million compared to $234.7 million for the six months ended July 31, 2011. The following is a summary of our revenues results (dollars in thousands):

	Six Months Ended July 31,
	2012		2011		Decrease
	Revenues	Percent Of Total	Revenues	Percent Of Total	Dollar	Percent
Merchandise Revenue	$188,833	86.0%	$197,291	84.1%	$(8,458)	-4.3%
Rental Revenue	30,913	14.1%	36,951	15.7%	(6,038)	-16.3%
Gift Card Breakage Revenue	(206)	-0.1%	430	0.2%	(636)	-147.9%

Total Revenues	$219,540	100.0%	$234,672	100.0%	$(15,132)	-6.4%

Comparable-store revenues (“Comp”)

Total	-5.2%
Merchandise	-3.5%
Rental	-14.1%

Below is a summary of the Comp results for our major merchandise categories:

	Six Months Ended July 31,
	2012	2011
Trends	11.4%	10.9%
Electronics	8.8%	1.1%
Hardback Café	8.7%	4.6%
Consumables	3.2%	-7.8%
Books	0.3%	-9.3%
Movies	-2.2%	-8.8%
Music	-10.8%	-2.1%
Games	-22.1%	-0.9%

Trends Comps increased 11.4% for the period, primarily due to increased sales of apparel and accessories, novelty items, and comics. Key drivers in the apparel and accessories category included licensed apparel and accessories, novelty fashion accessories, and body jewelry. Key drivers in the novelty items category included tchotchke impulse items, barware, and the expansion of tween and movie related merchandise. Key drivers in the comics category included the chain roll out of a comic subscription program, Hastings exclusive variant comics, and strong licensed comics, including Avengers vs. X-Men, Batman and the Walking Dead series. Electronics Comps increased 8.8% for the period, primarily due to increased sales of headphones, wireless phone accessories, tablet accessories, musical instrument accessories, and new hardware, partially offset by declining sales in refurbished iPods, musical instruments, storage, and recordable media. Hardback Café Comps increased 8.7% for the period, primarily due to increased sales in blended and iced specialty café drinks and fruit smoothies. Consumable Comps increased 3.2% for the period, due to the success of the monthly candy suggestive sell item and the expansion of licensed novelty candy items. Book Comps increased 0.3% for the period, primarily due to strong paperback sales driven by the 50 Shades series and strong used book sales, partially offset by declining hardcover sales due to a weak release schedule and the continued adoption of digital books in fiction categories. Book Comps, excluding Nextbook sales, digital books, and accessories decreased 1.0% for the period. Movie Comps decreased 2.2% for the period, primarily due to declining sales in new and used DVDs, including boxed sets, partially offset by increased sales of new and used Blu-ray movies. Music Comps decreased 10.8% for the period, primarily resulting from lower sales of new and used CDs, along with a weaker slate of new release music during the period. The decrease in physical unit sales was 9.1% for the period, outperforming the industry by 2.7%, according to Nielsen SoundScan numbers for the January 1 – July 7, 2012 time frame. Video Game Comps decreased 22.1% for the period, primarily due to lower sales of video game consoles, new gaming accessories, and new video games, partially offset by increased sales in used video game hardware and accessories. Sales in the video game industry, as a whole, continue to struggle and are down significantly due to a lack of new video game releases and weak console sales.

Rental Comps decreased 14.1% for the period primarily due to fewer rentals of DVDs and video games, partially offset by an increase in rentals of Blu-ray movies. Rental Movie Comps decreased 11.9% for the period, primarily due to lower quality of new releases during the quarter and competition from rental kiosks and subscription-based services. Rental Video Game Comps decreased 28.6% for the period, due to a weak release schedule and lower sales of new video game consoles.

Gross Profit – Merchandise. For the current six months, total merchandise gross profit dollars increased approximately $1.0 million, or 1.6%, to $62.3 million from $61.3 million for the same period in the prior year, primarily due to an increase in margin rates partially offset by a decrease in revenues. As a percentage of total merchandise revenue, merchandise gross profit increased to 33.0% for the current six months, compared to 31.1% for the same period in the prior year, primarily due to a shift in mix of revenues by category and lower shrink and markdown expense.

Gross Profit – Rental. For the current six months, total rental gross profit dollars decreased approximately $2.4 million, or 10.5%, to $20.4 million from $22.8 million for the same period in the prior year primarily due to a decrease in revenue. As a percentage of total rental revenue, rental gross profit increased to 65.9% for the current six month period compared to 61.6% for the same period in the prior year, primarily as a result of lower depreciation and shrinkage expense.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 38.4% for the current six months compared to 37.7% for the same period in the prior year primarily due to deleveraging resulting from lower revenues. SG&A decreased approximately $4.1 million, or 4.6%, to $84.3 million compared to $88.4 million for the same period last year. The main drivers of the decrease in SG&A included a $2.8 million decrease in store labor costs, a $1.3 million decrease in occupancy expense, including depreciation, and a reduction in the majority of controllable expenses. The decrease was partially offset by an increase in bonuses under our corporate officer and management bonus incentive programs, resulting from the fact that no bonuses were earned for the first half of fiscal 2011. The decrease in occupancy expense and, to a certain extent, the decrease in store labor costs, are primarily a result of operating seven fewer superstores this year compared to the same period in the prior year.

Interest Expense. For the current six months, interest expense increased approximately $0.1 million to $0.6 million, compared to $0.5 million for the same period in the prior year primarily as a result of higher average outstanding debt levels. The average rate of interest charged for the current six months decreased to 2.5% compared to 2.6% for the same period in the prior year.

Income Tax Expense. The effective tax rate for the first six months of fiscal 2012 was (5.5%) primarily due to Texas state income tax expense, which is based primarily on gross margin. During the fourth quarter of fiscal 2011 we established a valuation allowance. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined that it was more likely than not that our deferred tax assets will not be realized and continue to believe that it is more likely than not that these assets will not be realized. As such, we evaluated and increased the valuation allowance to approximately $10.3 million at July 31, 2012. Our effective rate is significantly lower than statutory rates due to the valuation allowance. We will reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Store Closures

During the second quarter of fiscal 2012 we did not close any stores; however, we subsequently closed a store in Denton, TX on August 9, 2012, whose lease was expiring.

Use of Non-GAAP Financial Measures

The Company is providing free cash flow, EBITDA and adjusted EBITDA as supplemental non-GAAP financial measures regarding the Company’s operational performance. The Company evaluates its historical and prospective financial performance, and its performance relative to its competitors, by using such non-GAAP financial measures. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which management believes represents the Company’s performance in the ordinary, ongoing and customary course of its operations. Therefore, management excludes from core operating performance those items, such as those relating to restructuring, investing, stock-based compensation expense and non-cash activities that management does not believe are reflective of such ordinary, ongoing and customary activities.

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

	Six months ended July 31,
	2012	2011
Net cash provided by (used in) operating activities	$20,843	$(4,188)
Purchase of property, equipment and improvements, net	(3,754)	(8,239)

Free cash flow	$17,089	$(12,427)

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest expense (net), income tax expense (benefit), property, equipment and impairments, depreciation expense and amortization. Adjusted EBITDA, as presented herein, is EBITDA excluding gift card breakage revenue, stock-based compensation expense and store asset impairments. The following table reconciles net income (loss), a GAAP financial measure, to EBITDA and adjusted EBITDA, non-GAAP financial measures (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2012	2011	2012	2011
Net loss	$(3,356)	$(4,055)	$(2,523)	$(3,642)
Adjusted for
Interest expense, net	292	287	570	489
Income tax expense (benefit)	66	(1,225)	132	(857)
Property, equipment and improvements depreciation expense	3,926	4,519	7,707	8,674

EBITDA	928	(474)	5,886	4,664

Gift card breakage revenue	348	(284)	206	(430)
Non-cash stock-based compensation	207	337	371	639

Adjusted EBITDA	$1,483	$(421)	$6,463	$4,873

Liquidity and Capital Resources

We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first six months of fiscal 2012 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, store reformations and implementation of new information systems technology for the next twelve months.

At July 31, 2012, total outstanding debt was approximately $35.9 million. We project our outstanding debt level will be in the range of $47.0 million to $49.0 million by the end of fiscal 2012. At July 31, 2012, we had approximately $61.0 million in excess availability, after the $10 million availability reserve, under the Amended Agreement (as defined below).

Consolidated Cash Flows

Operating Activities. Net cash provided by operating activities totaled approximately $20.8 million for the six months ended July 31, 2012, compared to cash used by operating activities of $4.2 million for the six months ended July 31, 2011. Net loss for the current period was approximately $2.5 million compared to a net loss of $3.6 million for same period in fiscal 2011. Purchases of rental assets decreased $7.4 million to $4.8 million during the current period from $12.2 million during the same period in fiscal 2011 in anticipation of lower rental revenues. Consequently, rental asset depreciation expense decreased $2.8 million to $3.1 million during the current period from $5.9 million during the same period in fiscal 2011. Merchandise inventories decreased approximately $11.2 million for the current period, compared to an increase of $6.0 million during the same period in fiscal 2011 primarily due to lower anticipated merchandise revenues. Trade accounts payable decreased $0.5 million for the current period compared to an increase of $1.8 million during the same period in fiscal 2011, primarily due to a variance in the timing of payments to vendors. Merchandise inventories, net of trade accounts payable decreased approximately $10.7 million for the current period compared to an increase of $7.7 million for the same period in the prior year primarily due to decrease in store inventories and differences of timing of payments to vendors. Prepaid expenses and other current assets decreased approximately $5.0 million for the current period compared to an increase of $1.0 million during the same period of fiscal 2011 primarily due to the reduction in federal income tax receivable. Accrued expenses and other liabilities increased approximately $1.2 million during the current period compared to a decrease of $0.7 million during the same period in fiscal 2011 primarily due to an increased accrual in bonuses under our corporate officer and management bonus incentive program. For fiscal 2012, we estimate net cash provided by operations of approximately $12.0 to $14.0 million as compared to a net use of cash of approximately $4.5 million in fiscal 2011. The expected increase from fiscal 2011 net cash used in operations to estimated fiscal 2012 net cash provided by operations results primarily from projected changes in various balance sheet accounts, primarily lower inventories and a projected decrease in net loss for fiscal 2012.

Investing Activities. Net cash used in investing activities decreased approximately $4.4 million from $8.2 million for the six months ended July 31, 2011, to $3.8 million for the six months ended July 31, 2012. This decrease was primarily due to decreased expenditures relating to new stores and remodels. For fiscal 2012, we project capital expenditures to be approximately $9.0 million. The planned decrease is primarily due to decreased expenditures related to the opening of new stores and relocation of existing stores.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the six months ended July 31, 2012, cash used in financing activities was approximately $16.9 million compared to cash provided by financing activities of approximately $13.6 million for the six months ended July 31, 2011. For the current six months, net repayments from our revolving credit facility were approximately $17.4 million compared to net borrowings of approximately $14.2 million for the same period in the prior year. Changes in our cash overdraft position increased from $0.4 million in cash provided for the six months ended July 31, 2011 to cash provided of $0.7 million for the six months ended July 31, 2012, due to the timing of payments issued to vendors during the period. The Company purchased approximately $0.2 million of treasury stock during the six months ended July 31, 2012 compared to $1.0 million during the six months ended July 31, 2011.

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

At July 31, 2012, we had approximately $61.0 million in excess availability, after the availability reserve, under the Amended Agreement. We expect to have approximately $55.0 million to $57.0 million in excess availability, after the availability reserve and outstanding letters of credit, at January 31, 2013. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest incurred for the three months ended July 31, 2012 and 2011 were 2.5% and 2.6%, respectively. The average rates of interest incurred for the six months ended July 31, 2012 and 2011 were 2.5% and

2.6%, respectively. Deferred financing costs that were amortized into interest expense during the three and six months ended July 31, 2012 and 2011 are excluded from the calculation of the average rate of interest for each respective period.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2012, was approximately $0.9 million, which reduces the excess availability under the Amended Agreement.

At July 31, 2012, our minimum lease commitments for the remainder of fiscal 2012 were approximately $11.2 million. Total existing minimum operating lease commitments for fiscal years 2012 through 2027 were approximately $142.6 million as of July 31, 2012.

Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of July 31, 2012, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At July 31, 2012, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based, at our option, on the lender’s Base Rate or LIBOR, plus a specified percentage. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2012 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 4 – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, based upon the forgoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

There has not been any change in our internal control over financial reporting during our fiscal quarter ended July 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

A summary of our purchases of shares of common stock for the three months ended July 31, 2012 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
May 1, 2012 through May 31, 2012	—	—	—	N/A
June 1, 2012 through June 30, 2012	9,500	2.07	9,500	N/A
July 1, 2012 through July 31, 2012	—	—	—	N/A

Total	9,500	$2.07	9,500	$6,074,885

(1)	All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock. To date, the Board of Directors has approved the repurchase of up to an additional $32.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.
(2)	A total of 5,436,449 shares have been purchased under the repurchase plan at a total cost of approximately $31.4 million, or approximately $5.78 per share.

ITEM 6 – EXHIBITS.

a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. Any exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(2)	Amended and Restated Bylaws of the Company.

4.1	(3)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(5)	XBRL Instance Document

101.SCH	(5)	XBRL Taxonomy Extension Schema

101.CAL	(5)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	(5)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(5)	XBRL Taxonomy Extension Label Linkbase

101.PRE	(5)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(4)	Filed herewith.
(5)	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC

Date: September 11, 2012	/s/ Dan Crow
Dan Crow
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(2)	Amended and Restated Bylaws of the Company.

4.1	(3)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(5)	XBRL Instance Document

101.SCH	(5)	XBRL Taxonomy Extension Schema

101.CAL	(5)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	(5)	XBRL Taxonomy Extension definition Linkbase Document

101.LAB	(5)	XBRL Taxonomy Extension Label Linkbase

101.PRE	(5)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19,1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(4)	Filed herewith.
(5)	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”