Form 10-Q
period 2012-10-31
HASTINGS ENTERTAINMENT INC
filed 2012-12-10
CIK 1054579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock, $.01 par value per share	8,145,863 shares

HASTINGS ENTERTAINMENT, INC.

Form 10-Q

For the Quarterly Period Ended October 31, 2012

PART I - FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HASTINGS ENTERTAINMENT, INC.

Consolidated Balance Sheets

October 31, 2012 and January 31, 2012

(Dollars in thousands, except par value)

	October 31, 2012	January 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,455	$4,172
Merchandise inventories, net	166,941	151,366
Prepaid expenses and other current assets	9,720	15,229

Total current assets	180,116	170,767
Rental assets, net of accumulated depreciation of $18,589 and $20,978 at October 31, 2012 and January 31, 2012, respectively	12,314	12,634
Property, equipment and improvements, net of accumulated depreciation of $223,782 and $215,525 at October 31, 2012 and January 31, 2012, respectively	34,450	39,449
Intangible assets, net	244	244
Other assets	2,222	2,380

Total Assets	$229,346	$225,474

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$74,510	$51,268
Accrued expenses and other current liabilities	27,431	26,150

Total current liabilities	101,941	77,418
Long term debt	43,513	53,279
Deferred income taxes	47	42
Other liabilities	8,052	8,677

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,145,863 shares outstanding at October 31, 2012; 11,944,544 shares issued and 8,292,147 shares outstanding at January 31, 2012	119	119
Additional paid-in capital	36,658	36,231
Retained earnings	60,488	71,010
Accumulated other comprehensive income	194	118
Treasury stock, at cost 3,798,681 shares and 3,652,397 shares at October 31, 2012 and January 31, 2012, respectively	(21,666)	(21,420)

Total Shareholders’ Equity	75,793	86,058

Total Liabilities and Shareholders’ Equity	$229,346	$225,474

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Operations

For the Three and Nine Months Ended October 31, 2012 and 2011

(Dollars in thousands, except per share amounts)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Merchandise revenue	$87,908	$92,638	$276,741	$289,929
Rental revenue	13,325	15,841	44,238	52,792
Gift card breakage revenue	87	145	(119)	575

Total revenues	101,320	108,624	320,860	343,296

Merchandise cost of revenue	60,571	65,177	187,150	201,186
Rental cost of revenue	4,482	6,299	15,035	20,470

Total cost of revenues	65,053	71,476	202,185	221,656

Gross profit	36,267	37,148	118,675	121,640
Selling, general and administrative expenses	43,957	46,180	128,282	134,607
Pre-opening expenses	—	30	—	242

Operating loss	(7,690)	(9,062)	(9,607)	(13,209)

Other income (expense):
Interest expense, net	(301)	(405)	(871)	(894)
Other, net	34	93	129	230

Loss before income taxes	(7,957)	(9,374)	(10,349)	(13,873)

Income tax expense (benefit)	42	(3,851)	174	(4,708)

Net loss	$(7,999)	$(5,523)	$(10,523)	$(9,165)

Basic loss per share	$(0.98)	$(0.65)	$(1.28)	$(1.07)

Diluted loss per share	$(0.98)	$(0.65)	$(1.28)	$(1.07)

Weighted-average common shares outstanding:
Basic	8,165	8,508	8,214	8,605
Dilutive effect of stock awards	—	—	—	—

Diluted	8,165	8,508	8,214	8,605

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended October 31, 2012 and 2011

(Dollars in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net loss	$(7,999)	$(5,523)	$(10,523)	$(9,165)
Other comprehensive income (loss) before income taxes
Unrealized gains (losses) in investments available for sale in Supplemental Executive Retirement Plan	40	(35)	76	(17)

Other comprehensive income (loss), before income taxes	40	(35)	76	(17)
Income taxes related to components of other comprehensive income	15	(14)	29	(6)

Other comprehensive income (loss), net of income taxes	25	(21)	47	(11)

Comprehensive loss	$(7,974)	$(5,544)	$(10,476)	$(9,176)

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2012 and 2011

(Dollars in thousands)

	Nine Months Ended October 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(10,523)	$(9,165)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Rental asset depreciation expense	4,466	8,422
Purchases of rental assets	(8,350)	(18,277)
Property, equipment and improvements depreciation expense	11,374	12,803
Deferred income taxes	5	(158)
Loss on rental assets lost, stolen and defective	605	1,069
Loss on disposal or impairment of property and equipment, excluding rental assets	182	218
Non-cash stock-based compensation	539	759
Changes in operating assets and liabilities:
Merchandise inventories, net	(11,977)	(27,586)
Prepaid expenses and other current assets	5,509	(3,275)
Trade accounts payable	21,034	21,789
Accrued expenses and other current liabilities	1,282	223
Excess tax benefit from stock-based compensation	—	(15)
Other assets and liabilities, net	(392)	458

Net cash provided by (used in) operating activities	13,754	(12,735)

Cash flows from investing activities:
Purchases of property, equipment and improvements	(6,557)	(12,878)

Net cash used in investing activities	(6,557)	(12,878)

Cash flows from financing activities:
Borrowings under revolving credit facility	312,039	389,033
Repayments under revolving credit facility	(321,805)	(365,857)
Purchase of treasury stock	(357)	(1,624)
Change in cash overdraft	2,209	3,020
Deferred financing costs paid	—	(68)
Proceeds from exercise of stock options	—	37
Excess tax benefit from stock-based compensation	—	15

Net cash provided by (used in) financing activities	(7,914)	24,556

Net decrease in cash and cash equivalents	(717)	(1,057)
Cash and cash equivalents at beginning of period	4,172	6,149

Cash and cash equivalents at end of period	$3,455	$5,092

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

For the three months ended October 31, 2012 and 2011, we recognized approximately $0.2 million and $0.1 million, respectively, of stock-based compensation expense. For the nine months ended October 31, 2012 and 2011, we recognized approximately $0.5 million and $0.8 million, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, and restricted stock units.

As of October 31, 2012, we had 329,479 shares available to grant as stock-based compensation awards under our various stock incentive plans.

3.	Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future expected profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at October 31, 2012 included accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in the consolidated statement of operations.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

The following table provides a roll-forward of our store closing reserves:

Store Closing Reserve
Balance at January 31, 2012	$2,558
Additions to provision	—
Changes in estimates	173
Cash outlay, net	(572)

Balance at October 31, 2012	$2,159

4.	Long-term Debt

On July 22, 2010, we entered into the Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent, (as amended, modified or otherwise supplemented from time to time, the “Amended Agreement”) which amended and restated our Loan and Security Agreement dated as of August 29, 2000, as otherwise amended (the “Prior Agreement”), and on July 21, 2011, we entered into an amendment (the “First Amendment”) to the Amended Agreement with Bank of America, N.A (collectively, the “Amended Agreement”). The First Amendment increased the revolving credit facility from $100 million to $115 million, increased our borrowing base, lowered our interest rates, and allowed for the payment of dividends, which was previously prohibited under the Amended Agreement. The Amended Agreement is substantially the same as the Prior Agreement, extends the maturity date of the Prior Agreement from August 29, 2011 to July 22, 2014, and provides that we may repurchase up to $10.0 million worth of our common stock. The Amended Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Amended Agreement. The Amended Agreement includes certain debt and acquisition limitations and requires a minimum availability of 10% of the lesser of (a) the Borrowing Base, or (b) the Revolving Credit Ceiling, provided however that we must also maintain Availability that is greater than or equal to $10 million at all times. Our obligations under the Amended Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.

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

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2012, was approximately $0.8 million, which reduces the excess availability under the Amended Agreement.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

At October 31, 2012, we had approximately $59.9 million in excess availability, after the availability reserve, under the Amended Agreement. The average rates of interest incurred for the three months ended October 31, 2012 and 2011 were 2.5% and 2.7%, respectively. The average rates of interest incurred for the nine months ended October 31, 2012 and 2011 were 2.5% and 2.6%, respectively. Deferred financing costs that were amortized into interest expense during the three and nine months ended October 31, 2012 and 2011 are excluded from the calculation of the average rate of interest for each respective period.

5.	Loss per Share

The computations for basic and diluted loss per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Net loss	$(7,999)	$(5,523)	$(10,523)	$(9,165)

Average shares outstanding:
Basic	8,165	8,508	8,214	8,605
Effect of stock awards	—	—	—	—

Diluted	8,165	8,508	8,214	8,605

Loss per share:
Basic	$(0.98)	$(0.65)	$(1.28)	$(1.07)

Diluted	$(0.98)	$(0.65)	$(1.28)	$(1.07)

The following options to purchase shares of common stock were not included in the computation of diluted loss per share because their inclusion would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Shares of common stock underlying options	652	659	652	659
Exercise price range per share	$1.69 to $9.67	$1.69 to $8.70	$1.69 to $9.67	$1.69 to $8.70

6.	Fair Value Measurements

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

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

At October 31, 2012 and January 31, 2012, we had approximately $1.7 million and $1.6 million, respectively, in assets which are carried at fair value on a recurring basis. These assets, which are reflected in Other Assets in the consolidated balance sheets, consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.

Our long-term debt approximates fair value as of both October 31, 2012 and January 31, 2012, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into the First Amendment with Bank of America on July 21, 2011, at which time our current interest rates were determined. See Note 4 on Debt for a more detailed discussion of our bank credit agreement.

7.	Income Taxes

The effective tax rate for the three months ended October 31, 2012 was (0.5%) primarily due to Texas state income tax expense, which is based primarily on gross margin.

The effective tax rate for the nine months ended October 31, 2012 was (1.7%) primarily due to Texas state income tax expense, which is based primarily on gross margin. During the fourth quarter of fiscal 2011 we established a valuation allowance. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined, and we continue to believe, that it is more likely than not that our deferred tax assets will not be realized. As such, we evaluated and increased the valuation allowance to approximately $11.5 million at October 31, 2012. Our effective rate is significantly lower than statutory rates due to the valuation allowance. We will reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

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

10.	Subsequent Event

On December 7, 2012, our Board of Directors declared an annual dividend of $0.02 per share and a special dividend of $0.35 per share. Both the annual dividend and the special dividend are payable on December 31, 2012 to shareholders of record as of December 21, 2012.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general opinions about future operating results are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; our ability to respond to changing consumer preferences, including with respect to new technologies, the expanding market for digital content and hardware (including without limitation electronic books or “eBooks” and “eBook readers”) and other alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the degree to which we enter into and maintain vendor relationships; the challenging times that the U.S. and global economies are currently experiencing, the effects of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers, and the possibility that general economic conditions could deteriorate further, as a result of the “fiscal cliff” or otherwise; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; the effect of inclement weather on the ability of consumers to reach our stores and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

General

Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-ray, video games, video game consoles and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of October 31, 2012, we operated 137 superstores principally in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas, and TRADESMART, located in Littleton, Colorado.

We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, movies on DVD and Blu-ray, music, trends, and consumer electronics. We fill orders for new and used product placed at this website and also through Amazon and eBay Marketplaces using our proprietary goShip program, which allows us to ship directly from stores and our distribution center. We have one wholly-owned subsidiary, Hastings Internet, Inc.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2012	2011	2012	2011
Merchandise revenue	86.8%	85.3%	86.2%	84.5%
Rental revenue	13.1	14.6	13.8	15.4
Gift card breakage revenue	0.1	0.1	—	0.1

Total revenues	100.0	100.0	100.0	100.0

Merchandise cost of revenue	68.9	70.4	67.6	69.4
Rental cost of revenue	33.6	39.8	34.0	38.8

Total cost of revenues	64.2	65.8	63.0	64.6

Gross profit	35.8	34.2	37.0	35.4

Selling, general and administrative expenses	43.4	42.5	40.0	39.2
Pre-opening expenses	—	—	—	0.1

Operating loss	(7.6)	(8.3)	(3.0)	(3.8)

Other income (expense):

Interest expense	(0.3)	(0.4)	(0.3)	(0.3)
Other, net	—	0.1	0.1	—

Loss before income taxes	(7.9)	(8.6)	(3.2)	(4.0)

Income tax (benefit) expense	—	(3.5)	0.1	(1.4)

Net loss	(7.9)%	(5.1)%	(3.3)%	(2.7)%

Summary of Superstore Activity (1)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year Ended January 31,
	2012	2011	2012	2011	2012
Beginning number of stores	138	145	140	146	146
Openings	—	—	—	1	1
Closings	(1)	(2)	(3)	(4)	(7)

Ending number of stores	137	143	137	143	140

(1)	As of October 31, 2012, we operated three concept stores, including two Sun Adventure Sports and one TRADESMART, which were not included in the summary of superstore activity. TRADESMART was opened August 2011. Our two Sun Adventure Sports stores were opened June 2010 and October 2011.

Financial Results for the Third Quarter of Fiscal Year 2012

Revenues. Total revenues for the third quarter decreased approximately $7.3 million, or 6.7%, to $101.3 million compared to $108.6 million for the third quarter of fiscal 2011. As of October 31, 2012, we operated six fewer Hastings superstores, as compared to October 31, 2011. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended October 31,
	2012		2011		Decrease
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$87,908	86.8%	$92,638	85.3%	$(4,730)	-5.1%
Rental Revenue	13,325	13.1%	15,841	14.6%	(2,516)	-15.9%
Gift Card Breakage Revenue	87	0.1%	145	0.1%	(58)	-40.0%

Total Revenues	$101,320	100.0%	$108,624	100.0%	$(7,304)	-6.7%

Comparable-store revenues (“Comp”)

Total	-4.7%
Merchandise	-3.1%
Rental	-13.7%

Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended October 31,
	2012	2011
Electronics	16.7%	3.6%
Hardback Café	15.2%	6.7%
Trends	6.6%	11.1%
Consumables	1.2%	-6.6%
Movies	0.4%	-3.4%
Books	-1.4%	-4.5%
Music	-14.1%	-2.6%
Video Games	-20.8%	-9.4%

Electronics Comps increased 16.7% for the quarter primarily due to increased sales in electronics hardware items, such as refurbished DVD players, tablet accessories and musical instrument accessories. Hardback Café Comps increased 15.2% for the quarter primarily due to increased sales of blended, iced and hot specialty café drinks. Trends Comps increased 6.6% for the quarter primarily due to increased sales of boutique apparel, comics and recreational sporting equipment. Consumables Comps increased 1.2% for the quarter primarily due to increased sales of popcorn and candies. Movie Comps increased 0.4% for the quarter primarily due to increased sales of Blu-ray movies and DVD boxed-sets, partially offset by a decrease in previously viewed films. Book Comps decreased 1.4% for the quarter primarily due to book signings and promotional events taking place during the same quarter of the prior fiscal year, partially offset by continued strong sales of the 50 Shades series. Book Comps, excluding Nextbook sales, digital books and accessories decreased 2.4% for the quarter. Music Comps decreased 14.1% primarily due to lower sales of new CDs and the increasing popularity of digital delivery. Video Game Comps decreased 20.8% during the quarter, primarily due to a weaker release schedule and lower sales of video game consoles. Video game hardware sales have decreased during the period due to anticipation of the new WiiU system being released by Nintendo in November 2012 and the likelihood of other consoles being released in 2013.

Rental Comps decreased 13.7% for the third quarter, primarily resulting from fewer rentals of DVDs and video games, partially offset by an increase in rentals of Blu-ray movies. Rental Movie Comps decreased 11.4% for the quarter primarily due to competition from rental kiosks and subscription-based rental services and a significant negative impact on rentals from the Olympic Games during the early part of the quarter. Rental Video Game Comps decreased 30.4% due to a weak release schedule and low demand in anticipation of new game platform releases.

Gross Profit – Merchandise. For the third quarter, total merchandise gross profit dollars decreased approximately $0.2 million, or 0.7%, to $27.3 million from $27.5 million for the same period in the prior year, primarily due to a decrease in revenue, partially offset by increased margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 31.1% for the quarter compared to 29.6% for the same period in the prior year, resulting primarily from a continued shift in mix of revenues by category and lower shrink expense.

Gross Profit – Rental. For the third quarter, total rental gross profit dollars decreased approximately $0.7 million, or 7.4%, to $8.8 million from $9.5 million for the same period in the prior year, primarily due to a decrease in revenue, partially offset by increased margin rates. As a percentage of total rental revenue, rental gross profit increased to 66.4% for the quarter compared to 60.2% for the same period in the prior year, primarily due to a significant reduction in rental asset purchases based on lower anticipated rental revenues which, in turn, resulted in lower depreciation.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 43.4% for the third quarter compared to 42.5% for the same period in the prior year due to deleveraging resulting from lower revenues. SG&A decreased approximately $2.2 million during the quarter, or 4.8%, to $44.0 million compared to $46.2 million for the same quarter last year. The decrease results primarily from a decrease of $1.2 million in store labor costs, a $1.1 million decrease in occupancy costs, including depreciation, and a $0.6 million decrease in store advertising expense, partially offset by a $0.8 million increase in estimated bonuses under our corporate officer and management bonus incentive programs, resulting from the fact that minimal bonuses were estimated during the third quarter of 2011. The decrease in occupancy expense and, to a certain extent, the decrease in store labor costs, are primarily a result of operating six fewer superstores this quarter compared to the same quarter in the prior year.

Interest Expense. For the third quarter, interest expense decreased $0.1 million to $0.3 million compared to $0.4 million for the same quarter last year, primarily due to lower average debt levels during the current quarter. The average rate of interest charged for the third quarter decreased to 2.5% compared to 2.7% for the same period in the prior year.

Income Tax Expense. The effective tax rate for the third quarter was (0.5%) primarily due to Texas state income tax, which is based primarily on gross margin. For further details, see the Income Tax Expense notes in the section covering Financial Results for the Nine Months Ended October 31, 2012.

Financial Results for the Nine Months Ended October 31, 2012

Revenues. Total revenues for the nine months ended October 31, 2012 decreased approximately $22.4 million, or 6.5%, to $320.9 million compared to $343.3 million for the nine months ended October 31, 2011. The following is a summary of our revenues results (dollars in thousands):

	Nine Months Ended October 31,
	2012		2011		Decrease
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$276,741	86.2%	$289,929	84.5%	$(13,188)	-4.5%
Rental Revenue	44,238	13.8%	52,792	15.4%	(8,554)	-16.2%
Gift Card Breakage Revenue	(119)	0.0%	575	0.1%	(694)	NM

Total Revenues	$320,860	100.0%	$343,296	100.0%	$(22,436)	-6.5%

Comparable-store revenues (“Comp”)

Total	-5.1%
Merchandise	-3.5%
Rental	-14.0%

Below is a summary of the Comp results for our major merchandise categories:

	Nine Months Ended October 31,
	2012	2011
Electronics	11.9%	1.8%
Hardback Café	10.9%	5.1%
Trends	9.7%	10.9%
Consumables	2.6%	-7.3%
Books	-0.3%	-7.8%
Movies	-1.5%	-7.1%
Music	-12.0%	-2.3%
Video Games	-21.8%	-3.6%

Electronics Comps increased 11.9% for the period primarily due to increased sales in electronics accessories, such as headphones, wireless phone accessories, tablet and iPhone accessories. Hardback Café Comps increased 10.9% for the period primarily due to increased sales of blended, iced and hot specialty café drinks. Trends Comps increased 9.7% for the period primarily due to increased sales of boutique apparel, comics and recreational sporting equipment. Consumables Comps increased 2.6% for the period primarily due to increased sales of licensed novelty candy items and soft drinks. Book Comps decreased 0.3% for the period primarily due to book signings and promotional events taking place during the same period of the prior fiscal year, partially offset by continued strong sales of the 50 Shades series. Book Comps, excluding Nextbook sales, digital books and accessories decreased 1.6% for the period. Movie Comps decreased 1.5% for the period primarily due to decreased sales in previously viewed films. Music Comps decreased 12.0% primarily due to lower sales of new CDs and the increasing popularity of digital delivery. According to Nielsen SoundScan numbers for the first nine calendar months of 2012, physical unit sales of the CD album format were down 14.5% while unit sales of the digital album format were up 15.3%. Our physical unit sales of CDs continue to outperform the industry, as they were only down 10.0% for the nine months ended October 31, 2012. Video Game Comps decreased 21.8% during the period, primarily due to lower sales of new and used video games and lower sales of video game consoles. Video game hardware sales have decreased during the period due to anticipation of the new WiiU system being released by Nintendo in November 2012 and the likelihood of other consoles being released in 2013.

Rental Comps decreased 14.0% during the period primarily due to fewer rentals of movies and video games, partially offset by an increase in rentals of Blu-ray movies. Rental Movie Comps decreased 11.6% primarily due to competition from rental kiosks and subscription-based services and a significant negative impact on rentals from the Olympic Games during the period. Rental Video Game Comps decreased 28.9% primarily due to a weak release schedule and low demand in anticipation of new game platform releases.

Gross Profit – Merchandise. For the current nine months, total merchandise gross profit dollars increased approximately $0.9 million, or 1.0%, to $89.6 million from $88.7 million for the same period in the prior year, primarily due to an increase in margin rates, partially offset by a decrease in revenues. As a percentage of total merchandise revenue, merchandise gross profit increased to 32.4% for the current nine months, compared to 30.6% for the same period in the prior year, primarily due to a shift in mix of revenues by category and lower shrink expenses, partially offset by an increase in freight expense.

Gross Profit – Rental. For the current nine months, total rental gross profit dollars decreased approximately $3.1 million, or 9.6%, to $29.2 million from $32.3 million for the same period in the prior year primarily due to a decrease in revenue, partially offset by an increase in margin rates. As a percentage of total rental revenue, rental gross profit increased to 66.0% for the current nine month period compared to 61.2% for the same period in the prior year, primarily as a result of lower depreciation and shrink expense.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 40.0% for the current nine months compared to 39.2% for the same period in the prior year primarily due to deleveraging resulting from lower revenues. SG&A decreased approximately $6.3 million, or 4.7%, to $128.3 million compared to $134.6 million for the same period last year. The main drivers of the decrease in SG&A included a $4.0 million decrease in store labor costs, a $2.4 million decrease in occupancy costs, including depreciation, and a $0.8 million decrease in advertising expense, partially offset by a $1.9 million increase in earned and estimated bonuses under our corporate officer and management bonus incentive programs, resulting from the fact that minimal bonuses were earned and estimated during the same period of 2011. The decrease in occupancy expense and, to a certain extent, the decrease in store labor costs, are primarily a result of operating six fewer superstores during the first nine months of fiscal year 2012 compared to the same period in the prior year.

Interest Expense. For the current nine months, interest expense remained consistent at $0.9 million both for the current nine months and the same period in the prior year. The average rate of interest charged for the current nine months decreased to 2.5% compared to 2.6% for the same period in the prior year.

Income Tax Expense. The effective tax rate for the first nine months of fiscal 2012 was (1.7%) primarily due to Texas state income tax, which is based primarily on gross margin. During the fourth quarter of fiscal 2011, we established a valuation allowance. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined, and continue to believe, that it is more likely than not that our deferred tax assets will not be realized. As such, we evaluated and increased the valuation allowance to approximately $11.5 million at October 31, 2012. Our effective rate is significantly lower than statutory rates due to the valuation allowance. We will reassess the valuation quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Store Activity

Since September 11, 2012, which was the last date we reported store activity, we have not had any store openings or closings.

Use of Non-GAAP Financial Measures

The Company is providing free cash flow, EBITDA and adjusted EBITDA as supplemental non-GAAP financial measures regarding the Company’s operational performance. The Company evaluates its historical and prospective financial performance, and its performance relative to its competitors, by using such non-GAAP financial measures. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which management believes represents the Company’s performance in the ordinary, ongoing and customary course of its operations. Therefore, management excludes from core operating performance those items, such as those relating to restructuring, investing, stock-based compensation expense and non-cash activities, that management does not believe are reflective of such ordinary, ongoing and customary activities.

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

	Nine months ended October 31,
	2012	2011
Net cash provided by (used in) operating activities	$13,754	$(12,735)
Purchase of property, equipment and improvements, net	(6,557)	(12,878)

Free cash flow	$7,197	$(25,613)

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest expense (net), income tax expense (benefit), property and equipment depreciation expense and amortization. Adjusted EBITDA, as presented herein, is EBITDA excluding gift card breakage revenue, stock-based compensation expense and abandoned lease expense. The following table reconciles net income (loss), a GAAP financial measure, to EBITDA and adjusted EBITDA, non-GAAP financial measures (in thousands):

	Three months ended October 31,		Nine months ended October 31,
	2012	2011	2012	2011
Net loss	$(7,999)	$(5,523)	$(10,523)	$(9,165)
Adjusted for
Interest expense, net	301	405	871	894
Income tax expense (benefit)	42	(3,851)	174	(4,708)
Property and equipment depreciation expense	3,667	4,129	11,374	12,803

EBITDA	(3,989)	(4,840)	1,896	(176)

Gift card breakage revenue	(87)	(145)	119	(575)
Non-cash stock-based compensation	168	120	539	759
Abandoned lease expense	60	—	163	—

Adjusted EBITDA	$(3,848)	$(4,865)	$2,717	$8

Liquidity and Capital Resources

We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first nine months of fiscal 2012 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs discussed more fully in Item 2 of Part II of this Quarterly Report on Form 10-Q and the annual and special dividends declared by the Board on December 7, 2012. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, new stores, store expansions, store reformations and implementation of new information systems technology for the next twelve months.

At October 31, 2012, total outstanding debt was approximately $43.5 million. We project our outstanding debt level will be in the range of $48.0 million to $51.0 million by the end of fiscal 2012. At October 31, 2012, we had approximately $59.9 million in excess availability, after the $10 million availability reserve, under the Amended Agreement (as defined below).

Consolidated Cash Flows

Operating Activities. Net cash provided by operating activities totaled approximately $13.8 million for the nine months ended October 31, 2012, compared to cash used by operating activities of $12.7 million for the nine months ended October 31, 2011. Net loss for the current period was approximately $10.5 million compared to $9.2 million for same period in fiscal 2011. Purchases of rental assets decreased $9.9 million to $8.4 million during the current period from $18.3 million during the same period in fiscal 2011 in anticipation of lower rental revenues. Consequently, rental asset depreciation expense decreased $3.9 million to $4.5 million during the current period from $8.4 million during the same period in fiscal 2011. Merchandise inventories increased $12.0 million for the current period, compared to an increase of $27.6 million during the same period in fiscal 2011, primarily due to lower anticipated merchandise revenues and operating fewer stores. Prepaid expenses and other current assets decreased $5.5 million during the current period, compared to an increase of $3.3 million during the same period in fiscal 2011, primarily due to the receipt of federal income tax receivable and a reduction in accounts receivable. Accrued expenses and other current liabilities increased $1.3 million for the current period, compared to an increase of $0.2 million during the same period in fiscal 2011, primarily due to increased accrued salaries, partially offset by a decrease in deferred income. Other assets and liabilities decreased $0.4 million for the current period, compared to an increase of $0.5 million during the same period in fiscal 2011, primarily due to a reduction in long-term lease obligations. For fiscal 2012, we estimate net cash provided by operations of approximately $11.0 to $13.0 million as compared to a net use of cash of approximately $4.5 million in fiscal 2011. The expected increase from fiscal 2011 net cash used in operations to estimated fiscal 2012 net cash provided by operations results primarily from projected changes in various balance sheet accounts, primarily lower inventories and a projected decrease in net loss for fiscal 2012.

Investing Activities. Net cash used in investing activities decreased approximately $6.3 million from $12.9 million for the nine months ended October 31, 2011, to $6.6 million for the nine months ended October 31, 2012. This decrease was primarily due to decreased expenditures relating to new stores and remodels. For fiscal 2012, we project capital expenditures to be approximately $9.0 million. The planned decrease is primarily due to decreased expenditures related to the opening of new stores and relocation of existing stores.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the nine months ended October 31, 2012, cash used in financing activities was approximately $7.9 million compared to cash provided by financing activities of $24.6 million for the nine months ended October 31, 2011. For the current nine months, net repayments from our revolving credit facility were approximately $9.8 million compared to net borrowings of approximately $23.2 million for the same period in the prior year. Changes in our cash overdraft position decreased from cash provided of approximately $3.0 million for the nine months ended October 31, 2011 to cash provided of $2.2 million for the nine months ended October 31, 2012, due to the timing of payments issued to vendors during the period. The Company purchased approximately $0.4 million of treasury stock during the nine months ended October 31, 2012 compared to $1.6 million during the nine months ended October 31, 2011.

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

At October 31, 2012, we had approximately $59.9 million in excess availability, after the availability reserve, under the Amended Agreement. We expect to have approximately $53.0 million to $56.0 million in excess availability, after the availability reserve and outstanding letters of credit, at January 31, 2013. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest incurred for the three months ended October 31, 2012 and 2011 were 2.5% and 2.7%, respectively. The average rates of interest incurred for the nine months ended October 31, 2012 and 2011 were 2.5% and 2.6%, respectively. Deferred financing costs that were amortized into interest expense during the three and nine months ended October 31, 2012 and 2011 are excluded from the calculation of the average rate of interest for each respective period.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2012, was approximately $0.8 million, which reduces the excess availability under the Amended Agreement.

At October 31, 2012, our minimum lease commitments for the remainder of fiscal 2012 were approximately $4.5 million. Total existing minimum operating lease commitments for fiscal years 2012 through 2027 were approximately $139.2 million as of October 31, 2012.

Dividend Program. On December 7, 2012, our Board of Directors adopted a dividend policy under which we intend to pay an annual cash dividend on our common stock beginning December 31, 2012. The initial dividend rate will be $0.02 per share with the aggregate amount equal to approximately $160,000. The cash dividend policy and the declaration and payment of each annual dividend will be subject to the Board’s continuing determination that the policy and the declaration of dividends are in the best interest of our stockholders and are in compliance with applicable law. The Board of Directors retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future. In addition to adopting the annual dividend policy described above, on December 7, 2012 our Board of Directors declared a special dividend in the amount of $0.35 per share with the aggregate amount equal to approximately $2,850,000. Both the initial dividend under the annual dividend policy described above and the special dividend will be payable on December 31, 2012.

Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of October 31, 2012, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At October 31, 2012, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2012.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based, at our option, on the lender’s Base Rate or LIBOR, plus a specified percentage. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2012 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

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

There has not been any change in our internal control over financial reporting during our fiscal quarter ended October 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

A summary of our purchases of shares of common stock for the three months ended October 31, 2012 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
August 1, 2012 through August 31, 2012	67,100	$1.97	67,100	N/A
September 1, 2012 through September 30, 2012	5,900	1.94	5,900	N/A
October 1, 2012 through October 31, 2012	—	—	—	N/A

Total	73,000	$1.97	73,000	$5,932,685

(1)	All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock. To date, the Board of Directors has approved the repurchase of up to an additional $32.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.
(2)	A total of 5,509,449 shares have been purchased under the repurchase plan at a total cost of approximately $31.6 million, or approximately $5.73 per share.

ITEM 6 – EXHIBITS.

a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. Any exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(2)	Amended and Restated Bylaws of the Company.

4.1	(3)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(5)	XBRL Instance Document

101.SCH	(5)	XBRL Taxonomy Extension Schema

101.CAL	(5)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	(5)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(5)	XBRL Taxonomy Extension Label Linkbase

101.PRE	(5)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(4)	Filed herewith.
(5)	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC

Date: December 10, 2012	/s/ Dan Crow
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