Form 10-K
period 2013-01-31
HASTINGS ENTERTAINMENT INC
filed 2013-04-22
CIK 1054579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $8.4 million based on the closing sale price as reported on the NASDAQ Stock Market, LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2013
Common Stock, $0.01 par value per share	8,143,213 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders of the registrant to be held May 29, 2013 (Proxy Statement)	Part III

HASTINGS ENTERTAINMENT, INC.

Form 10-K Annual Report

For the Fiscal Year Ended January 31, 2013

PART I

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general optimism about future operating results are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; the reduction or elimination of the in-store window for rental video; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the degree to which we enter into and maintain vendor relationships; the challenging times that the U.S. and global economies are currently experiencing, the effects of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers, and the possibility that general economic conditions could deteriorate further; volatility of fuel and utility costs; the “sequester” and related governmental spending and budget matters; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; the effect of inclement weather on the ability of consumers to reach our stores and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS.

General

Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-Ray, video games, video game consoles, hobby, sports and recreation and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of March 31, 2013, we operated 135 superstores principally in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas and TRADESMART, located in Littleton, Colorado. Sun Adventure Sports sells a wide range of bicycles and related accessories, skateboards, and various other athletic equipment, apparel, and shoes, and offers bicycle repair services and cycling classes. TRADESMART, born from the culture of recycling, features over 400,000 predominantly used and new books, CDs, DVDs, Blu-rays, video games and video game systems, as well as consumer electronics, trends, skateboards and paintball merchandise, and much more available for purchase. TRADESMART also buys back for cash or store credit entertainment products that customers have previously enjoyed.

We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, movies on DVD and Blu-Ray, music, trends, comics, sports & recreation and electronics. We fill orders for new and used product placed at the website and also through Amazon and eBay Marketplaces using our proprietary goShip program, which allows us to ship directly from stores or the distribution center. We have one wholly-owned subsidiary, Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ended January 31, 2013 is referred to as fiscal 2012.

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

Superior Multimedia Concept. Our stores present a wide variety of product categories with individual products tailored to local preferences in a dynamic and comfortable atmosphere with exceptional service. Our diverse product categories allow us to more effectively merchandise for our customers’ constant desire for entertainment, regardless of which formats are most popular at any given time. Our stores average approximately 21,000 square feet of sales space. Our stores offer customers an extensive product assortment customized for a specific site.

The following table shows our revenue mix as a percentage of total revenues (excluding gift card breakage), for both used and new products, for the last three fiscal years:

	Fiscal Year
Product Category	2012	2011	2010
Books	22%	22%	22%
Video	22%	22%	22%
Rental	13%	14%	16%
Music	11%	12%	12%
Video Games	10%	12%	12%
Trends	9%	8%	7%
Consumables and Hardback Café	5%	5%	4%
Electronics	5%	3%	3%
Other	3%	2%	2%

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

Customer-Oriented Format. We design our stores to provide an easy-to-shop, open store atmosphere by offering major product categories in a “store-within-a-store” format. Most of our stores position product with customer affinities together in three departments (e.g., books, music/video games/trends and video/rental) that are designed to allow customers to view the entire store. During fiscal 2012, we redesigned the product flow in a total of forty-four stores in order to reduce the footprint of Rental Movies and Music and increase the footprint of new and expanded product lines in categories such as Trends and Consumer Electronics. Due to the success of the redesign, we plan to continue expanding on this strategy during fiscal 2013. To encourage browsing and the perception of Hastings as a community gathering place, we have continued to invest in our Hardback Coffee Cafés. At March 31, 2013, we had seventy-one Hardback Coffee Cafés serving gourmet coffee and pastries, thirty-nine of which allow the customer to place drive-thru orders. All Hardback Coffee Cafés currently offer Wi-Fi accessibility to customers. Stores without Hardback Coffee Cafés have incorporated other amenities, such as comfortable chairs for reading, soft drinks and snacks, children’s reading areas and in-store promotional events.

Low Pricing. Our pricing strategy is to offer value to our customers by maintaining low prices that are competitive with or lower than the prices charged by other retailers in the market. We determine our prices on a market-by-market basis, depending on the level of competition and other market-specific considerations. We believe that our low pricing structure results in part from (i) our ability to purchase a majority of our products directly from publishers, studios and manufacturers as opposed to purchasing from distributors, (ii) our proprietary information systems, to which we continually make improvements that enable management to make more precise and targeted purchases and pricing decisions for each store, and (iii) our consistent focus on maintaining low occupancy and operating costs.

Used and Budget-Priced Products. Since 1992, we have bought or traded for customers’ CDs to sell as used product in order to leverage the value of our CD offering. During 2001, we added DVDs and video games and in 2004 we added books to our used product offerings. Additionally, we purchase used product directly from outside vendors, although the majority of our purchases come straight from customers selling back product. In addition to used products, we offer budget-priced products in all of our major product categories in order to promote value to a broad base of budget conscious consumers. By offering used and budget products, we allow the customer to choose between a new or a less expensive used copy of the same title. During fiscal 2012, 2011, and 2010, we generated approximately 14.6%, 15.7% and 14.5%, respectively, of our total revenues (excluding breakage revenue) from used and budget-priced products. We believe customer loyalty and additional visits are created by customers trading in unwanted entertainment media for cash or credit.

Internet. During July 2009, we introduced our new and improved Internet e-commerce web site, www.goHastings.com, which includes updated branding, expanded product availability, improved searching and browsing capabilities and increased interactivity for users. The site enables customers to access over 800,000 unique new and used entertainment products and unique contemporary gifts and offers customers exceptional merchandise pricing. The site also offers the option to set up a wish-list that a customer can share with family and friends for better gift giving and the ability to check gift card balances. Customers can watch trailers for movies and video games, sample music titles, digitally download music selections and even reserve a copy of an upcoming release online to be picked up in the store or shipped to them upon release. The site allows customers to look up specific store information, store hours and unique store events, and to check online to see if an item is in stock at their local store. The site also features an Investor Relations section with links to press releases and filings with the Securities and Exchange Commission (the “SEC”), including officer certifications of financial information listed as exhibits to such filings and our board committee charters, code of conduct and biographies for board members and executive officers.

During 2011, we launched a new homepage and mobile version for www.goHastings.com and added electronic books (“eBooks”) to our product selection. Features of the new homepage included updated headers and footers which improve overall usability, added department menus for eBooks and MP3s, and a more prominent placement of the search box, email sign-up link, store locater and link to view the weekly newspaper ads. These updates not only improve the customer experience, but they also provide us with better promotional opportunities and the customers with a better overall picture of what Hastings has to offer. The mobile version of our website makes it easy for customers to quickly find an item or browse major categories and promotional offers for all departments from their mobile device. The mobile site includes a prominent search box, store locator and overall department menu, along with an accordion style menu outlining each department’s best categories and promotional offers.

To accompany the growing eBooks product, we continue to offer our free Readmor application, which allows customer access to hundreds of thousands of best-selling books in a digital format. Designed to meet the changing demands of customers for digital entertainment, the Readmor application can be downloaded to customers’ favorite Apple or Android devices. It also comes preloaded on each Nextbook tablet we sell. Introduced in November 2011, the Nextbook tablet is a total entertainment Wi-Fi Android OS system that is Flash 10.1 ready and equipped with a color capacitive touch screen 1 GHz processor, G-sensor, SD memory card slot, and integrated speakers. Nextbook tablets enable our customers to read electronic books, surf the web, view email, listen to MP3s and watch movies, all on one simple device. Additionally, we are the first chain to allow customers to trade in their physical books at our stores for credit they can use to purchase a Nextbook tablet in our stores or to purchase digital content at www.goHastings.com.

We prominently display the website in our weekly advertisements and in-store to drive direct visits to www.goHastings.com. In order to widen our reach to customers that may not live near a Hastings store, we use various channels to market our website. Affiliate marketing, which includes using partner websites to advertise our promotions, is a strong channel. When a customer clicks on our link from an affiliate website they are sent to www.goHastings.com where they can purchase our product. For fiscal 2012, we had approximately 812,000 customers click on an affiliate link and 7.1% of those visits resulted in a sale. Total sales through affiliate marketing were approximately $1.9 million for fiscal 2012. Through another channel, we send emails notifying customers of promotions and special offers. We have also begun user segmentation by sending emails to customers about the departments they are interested in. We also take part in Social Media, a growing marketing channel. Social Media is the new “word of mouth” marketing that influences the buying decisions of customers. We have integrated www.goHastings.com with Facebook allowing customers to comment on individual items which will then show on the product page, as well as the customer’s Facebook news feed. Facebook and Twitter are two primary Social Media channels that we utilize. Our Facebook page, which currently has over 260,000 fans, allows us to let fans know about current events at their local stores and current sales or promotions. It also gives us a forum to communicate with fans who post questions or comments about their Hastings experiences. Through Twitter, we “tweet” our latest sales, promotions, and events. Other marketing channels we employ include comparison shopping engines, display advertisement (on various online websites), pay-per-click, referrals, and search engine optimization. Through each marketing channel, we work to convert “clicks” into sales and reach customers nationwide.

Expansion Strategy

We do not plan to open, relocate or remodel, other than reset and remerchandise, any stores during fiscal 2013. We plan to close eight stores during fiscal 2013, two of which have been closed before the filing of this Annual Report on Form 10-K. Beyond fiscal 2013, we have identified potential locations for future stores in under-served, medium-sized markets that meet our new-market criteria. Management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores. We believe that with our current information systems and distribution capabilities, our infrastructure can support our anticipated rate of expansion and growth for at least the next several years.

Merchandising Strategy

Our combination of books, periodicals, movies, video games, trends, music, electronics and consumables is unique in the marketplace. These core categories, supplemented by our video and video game rental business and the ability of our customers to buy, sell and trade used products, create a store environment that appeals to a broad customer base, and positions our stores as destination entertainment stores in our targeted medium-sized markets.

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

Business Intelligence. We use MicroStrategy as our Enterprise Business Intelligence reporting tool. MicroStrategy allows us to produce interactive dashboards and reports for greater analytical insights to make informed data-driven decisions. We are able to set thresholds and alerts to call out exceptions for immediate business decisions. The system allows for users to customize or create ad-hoc reports, as well as drill to item level detail. We are able to analyze customer trends, Internet Marketplace performance, measure Company Key Performance Indicators (KPI), Sales by Department, Top items current year/prior year, Top Stores/Bottom Stores and Districts, Market Basket analysis, Trending eight-week average, Detail Sales Reports, Margin, Gift Cards, Used Inventory, Top Titles, as well as hourly sales. We have recently added store level access to these reports and metrics.

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

Used Inventory Management. Our proprietary used inventory management system allows stores to buy back selected products from our customers as well as from wholesale vendors. It utilizes many parameters to determine the product’s demand, selling price and cash or in-store credit amounts. The cash offer or in-store credit amount is determined at the Store Support Center, and the system’s many parameters tell an associate whether or not to buy back specific titles. The system checks the titles and units needed at the local store as well as other stores to decide if a title should be repurchased. The system also shifts inventory from overstocked stores to understocked stores via our returns center or via store-to-store transfers.

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

goShip. We fill Internet orders for new and used product placed at www.goHastings.com, Amazon Marketplace and eBay through our proprietary goShip program, which allows us to ship product to customers directly from our store or our distribution center inventories. The goShip system allows us to list inventory on www.goHastings.com, Amazon Marketplace and eBay. When orders are placed, they are sourced to the stores or distribution center and generally shipped to the customer within 72 hours. This has allowed us to leverage our store inventory to a wider group of customers, which increases store revenue and enhances the performance of the product inventory. As of March 31, 2013, we had 129 stores participating in goShip.

Distribution and Vendors

Our distribution center is located in a 198,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 39,000 products offered in substantially every store. The primary purpose of the distribution center is to warehouse large deal purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to carry high velocity products purchased from vendors that have long lead times to ensure adequate in-stock positions. The distribution facility is also used to receive, process and ship items that are to be returned to manufacturers and distributors, and to rebalance merchandise inventories among our stores. This facility currently provides inventory to all Hastings stores and is designed to support potential future growth. We ship products weekly to each Hastings store, facilitating quick and responsive inventory replenishment. We send additional shipments to various stores one to two times per week for new release or hot selling products that need replenishment in between weekly shipments. Approximately 38% of our total product, based on store receipts, is distributed through the distribution center. Approximately 62% of our total product is shipped directly from vendors to the stores.

Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low-pricing structure. In fiscal 2012, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three vendors accounted for approximately 18% of total products purchased during fiscal 2012. While selections from a particular artist or author generally are produced by a single studio or publisher, we strive to maintain vendor relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor. Typically, vendors charge a fee for the return of product. In addition to this fee, we incur freight and handling costs to return product to vendors.

Store Operations

Most of our stores employ one store manager, and approximately half of our stores employ one manager in training. Store managers and managers in training are responsible for the execution of all operational, merchandising, human resources and marketing strategies for the store in which they work. Stores also generally have department managers, who are individually responsible for their respective departments: books, lifestyles, video, customer service, café, and inventory control. Most Hastings stores are generally open Sunday through Thursday from 9:00 a.m. to 10:00 p.m. and Friday and Saturday from 9:00 a.m. to 11:00 p.m. The only day our stores are closed is Christmas.

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

Associates

We refer to our employees as associates because of the critical role they play in the success of each Hastings store and the Company as a whole. As of March 31, 2012, we employed 5,233 associates, of which 1,687 are full-time and 3,546 are part-time associates. Of this number, 4,766 were employed at retail stores, 226 were employed at our distribution center and 241 were employed at our corporate offices. None of our associates are represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company

Below is certain information about the executive officers of Hastings.

Name	Age	Position
John H. Marmaduke	65	Chairman of the Board and Chief Executive Officer
Alan Van Ongevalle	45	President and Chief Operating Officer
Dan Crow	66	Vice President of Finance and Chief Financial Officer
Phil McConnell	50	Vice President, Divisional Merchandise Manager

All executive officers are chosen by the Board of Directors and serve at the Board’s discretion. Information concerning the business experience of our executive officers is as follows:

John H. Marmaduke, age 65, has served as Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company’s former parent company, Western Merchandisers, Inc. (“Western”), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart Stores, Inc. Mr. Marmaduke also serves on the board of directors of the Entertainment Merchants Association. Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 40 years.

Alan Van Ongevalle, age 45, has served as President and Chief Operating Officer since February 2013. In his new role, Mr. Van Ongevalle’s added duties include Marketing and Information Technology. Mr. Van Ongevalle has served in various positions with Hastings since 1998, including: from August 2009 to February 2013, Executive Vice President of Merchandising; from February 2007 to August 2009, Senior Vice President of Merchandising; from February 2003 to February 2007, Vice President of Information Technology and Distribution; from August 2002 to February 2003, Vice President of Marketing and Distribution; from May 2000 to August 2002, Vice President of Marketing; from August 1999 to May 2000, Senior Director of Marketing; and from September 1998 to August 1999, Director of Advertising. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager and Director of New Stores for the Southern Kansas area through September 1998.

Dan Crow, age 66, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and Financial Executives International.

Phil McConnell, age 50, has served as Vice President and Divisional Merchandise Manager, responsible for Purchasing, Distribution and Inventory Management of the Company, since June 2006. Prior to that, Mr. McConnell most recently served for nine years as Vice President of Merchandising for VMI Services for Alliance Entertainment Corporation (AEC), the largest wholesale distributor of prerecorded music and movies in the nation. Previously, Mr. McConnell served in senior merchandising positions with Best Buy and Circuit City.

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

The address of our Internet web site is www.gohastings.com and, through the links on the Investor Relations portion of our web site, we make available free of charge our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other items filed with the SEC pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such material is made available through our web site as soon as reasonably practicable after we electronically file with or furnish the material to the SEC. In addition, links to press releases, the committee charters of the Audit and Compensation Committees of our board and our code of ethics for financial and other executive officers are posted in the Investor Relations section of our web site.

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

Advances in technologies such as video-on-demand, rental video kiosks and electronic book readers, or certain changes in consumer behavior driven by these or other technologies and methods of delivery have had and will continue to have a negative effect on our business. In particular, our business could be impacted if (i) newly released movies were to be made widely available by the studios to these technologies at the same time or before they are made available to in-store video retailers for rental and (ii) these technologies were to be more widely accepted by consumers. In addition, advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a negative effect on our video rental business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers’ homes. Also, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers’ homes.

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

We rely on certain key personnel.

Management believes that the Company’s continued success will depend, to a significant extent, upon the efforts and abilities of Mr. John H. Marmaduke, Chairman and Chief Executive Officer. The loss of Mr. Marmaduke’s services could have a material adverse effect on our operations. We maintain a “key man” term life insurance policy on Mr. Marmaduke for $10 million. In addition, our success depends, in part, on our ability to retain key management and attract other personnel to satisfy our current and future needs. The inability to retain key management personnel or attract additional qualified personnel could have a material adverse effect on our operations.

Our growth is dependent on our ability to execute our expansion strategy.

Our growth strategy is dependent principally on our ability to execute the restructuring of our business model and operate our stores profitably with the new product offerings. In general, the rate of our expansion depends, among other things, on general economic and business conditions affecting consumer confidence and spending, the availability of qualified management personnel and our ability to manage the operational aspects of our growth and change. It also depends upon the availability of adequate capital, which in turn depends in a large part upon the cash flow generated from operations.

Our future results will depend, among other things, on the success in implementing our expansion strategy. If stores are reset more slowly than expected, comparable and total sales at the reset stores reach targeted levels more slowly than expected (or fail to reach targeted levels) or related overhead costs increase in excess of expected levels, our ability to successfully implement our expansion strategy would be adversely affected.

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

We could be harmed by cyber security breaches.

Due to the fact that part of our business is web-based and the fact that we process, store and transmit large amounts of data, including personal information, security breaches could expose our customers and associates to having such information compromised and misused. Such misuse of our data and personal customer and associate information could result in litigation and potential liability for us and adversely affect our business and operating results. Although we have robust security systems in place to protect against such a cyber security breach, we cannot provide absolute security.

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

The continued uncertainty in the economy, including uncertainty regarding the “sequester” and related governmental spending and budget matters, could have a significant negative impact on consumer spending, particularly discretionary spending for the products we sell. Consumer confidence, recessionary and inflationary trends, consumer credit availability, interest rates, consumers’ disposable income and spending levels, fuel prices, unemployment rates and income tax rates may directly affect our financial results. Specifically, these economic conditions could negatively impact:

•	consumer demand for our products, including shifting consumer purchasing patterns to lower-cost options,

•	the mix of our products’ sales, and

•	the ability of certain suppliers to fill our orders for various products or other goods and services.

Ongoing volatility in global commodity, currency and financial markets resulted in uncertainty in the business environment beginning in 2009, which is expected to continue into 2013. We rely on access to the credit markets, specifically our revolving credit facility, to provide supplemental funding for our operations. Although we have not experienced a disruption in our ability to borrow under this facility, it is possible that we may have difficulty accessing the credit markets in the future, which may disrupt our businesses or further increase our cost of funding its operations.

We may see increased costs or lower revenue arising from health care reform.

In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act. This act is having a significant impact on health care providers, insurers and others associated with the health care industry. We are currently evaluating the impact of this comprehensive act on our business. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of March 31, 2013, we operated 135 superstores in 19 states located as indicated in the following table:

Name of State	Number of Stores
Alabama	1
Arkansas	11
Arizona	6
Colorado	3
Idaho	10
Indiana	1
Kansas	7
Kentucky	1
Louisiana	1
Missouri	6
Montana	6
Nebraska	4
New Mexico	14
Oklahoma	12
Tennessee	5
Texas	35
Utah	2
Washington	7
Wyoming	3

Total	135

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

We actively manage our existing stores and from time to time close under-performing stores. We closed three stores during fiscal 2012 and six stores during fiscal 2011. Additionally, we plan to close eight stores during fiscal 2013, when the leases for these stores expire.

The terms of our store leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a store.

The following table sets forth, as of March 31, 2013, the number of superstores that have current lease terms that will expire during each of the following fiscal years and the associated number of stores for which we have options to extend the lease term:

	Number of Stores	Options
Fiscal Year 2013	14	10
Fiscal Year 2014	27	23
Fiscal Year 2015	21	16
Fiscal Year 2016	11	8
Fiscal Year 2017	17	17
Thereafter	45	44

Total	135	118

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

The shares of Hastings’ common stock are listed and traded on The NASDAQ National Market (“NASDAQ”) under the symbol “HAST.” Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on NASDAQ:

	High	Low
2012:
First Quarter	$2.87	$1.62
Second Quarter	$2.25	$1.72
Third Quarter	$2.14	$1.81
Fourth Quarter	$3.30	$1.95
2011:
First Quarter	$6.60	$4.64
Second Quarter	$5.29	$3.85
Third Quarter	$4.82	$1.85
Fourth Quarter	$2.32	$1.25

As of March 31, 2013, there were 269 holders of record of our common stock.

On December 7, 2012, the Board declared a $0.35 per share special dividend and a $0.02 per share annual dividend to shareholders of record as of December 21, 2012. The special dividend and annual dividend were paid on December 31, 2012. No dividends were paid in fiscal years 2011 or 2010. The payment of future dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements and our operating and financial condition, among other factors.

A summary of our purchases of shares of our common stock for the three months ended January 31, 2013 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
November 1 to November 30, 2012	2,800	$2.03	2,800	N/A
December 1 to December 31, 2012	38,300	2.27	38,300	N/A
January 1 to January 31, 2013	37,000	2.66	37,000	N/A

Total	78,100	$2.45	78,100	$5,743,090

(1)	All share purchases were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million worth of our common stock. To date, the Board of Directors has approved the repurchase of up to an additional $32.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.
(2)	A total of 5,587,549 shares have been purchased under the repurchase plan at a total cost of approximately $31.8 million, or approximately $5.68 per share.

Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	January 31,	January 31,	January 31,	January 31,	January 31,	January 31,
	2008	2009	2010	2011	2012	2013
Hastings	$100.00	$28.83	$48.51	$63.39	$18.54	$24.83
S&P 500 Index	100.00	59.91	77.90	93.30	95.20	108.67
NASDAQ Composite Index	100.00	61.78	89.85	112.98	117.74	131.48

The graph above compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and the NASDAQ Composite Index over the same period. The graph assumes the investment of $100 in Hastings common stock, the S&P 500 Index and the NASDAQ Composite Index on January 31, 2008 and the reinvestment of all dividends.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information concerning stock options outstanding, the weighted average exercise price of those options and options remaining to be granted under existing option plans, whether approved or not approved by security holders, as of January 31, 2013. The purpose of this table is to illustrate the potential dilution that could occur from past and future equity grants. Hastings does not have any outstanding warrants or stock appreciation rights.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	782,443	$4.21	229,763
Equity compensation plans not approved by security holders	—	—	—

Total	782,443	$4.21	229,763

Due to a corporate restructuring initiated on February 15, 2013 and the termination of certain associates in connection therewith, the number of securities remaining available for future issuance increased, and the number of securities to be issued upon exercise of outstanding options decreased, by 145,000.

ITEM 6.	SELECTED FINANCIAL DATA.

The data set forth below should be read in conjunction with Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s Financial Statements and notes thereto.

	Fiscal Year
(In thousands, except per share and square foot data)	2012	2011	2010	2009	2008
Income Statement Data:
Merchandise revenue	$402,735	$425,142	$440,038	$441,462	$451,492
Rental revenue	59,846	70,426	80,216	81,374	87,256
Gift card breakage revenue (1)	(80)	819	801	8,510	—

Total revenues	462,501	496,387	521,055	531,346	538,748
Merchandise cost of revenue	275,251	295,506	303,714	307,074	315,780
Rental asset cost of revenue	20,779	27,166	29,950	29,424	30,948

Total cost of revenues	296,030	322,672	333,664	336,498	346,728
Gross profit	166,471	173,715	187,391	194,848	192,020
Selling, general and administrative expenses (2)	174,461	185,107	184,142	183,413	182,511
Pre-opening expenses	—	244	—	3	233

Operating income (loss)	(7,990)	(11,636)	3,249	11,432	9,276
Interest expense	(1,173)	(1,334)	(1,014)	(1,014)	(1,961)
Other, net (3)	147	275	156	1,902	193

Income (loss) before income taxes	(9,016)	(12,695)	2,391	12,320	7,508
Income tax expense (4)	297	4,884	686	5,387	3,449

Net income (loss)	$(9,313)	$(17,579)	$1,705	$6,933	$4,059

Basic income (loss) per share	$(1.14)	$(2.05)	$0.19	$0.72	$0.40

Diluted income (loss) per share	$(1.14)	$(2.05)	$0.18	$0.71	$0.39

Weighted-average common shares outstanding – basic	8,202	8,556	9,036	9,610	10,122
Weighted-average common shares outstanding – diluted	8,202	8,556	9,326	9,752	10,324
Other Data:
Depreciation (5)	$14,948	$17,026	$17,273	$18,957	$20,019
Capital expenditures (6)	$9,008	$15,944	$11,906	$11,265	$25,539
Store Data:
Total selling square footage at end of period	2,841,473	2,918,708	3,017,739	3,065,477	3,137,692
Comparable-store revenues increase (decrease) (7)	(5.1%)	(5.3%)	1.4%	(3.1%)	(1.6%)
Revenue per selling square footage(8)	$162.77	$169.77	$172.40	$170.58	$171.69

	January 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Working capital (9)	$77,170	$93,349	$83,870	$88,740	$75,373
Total assets	$205,982	$225,474	$229,683	$238,800	$253,703
Total long-term debt	$41,805	$53,279	$31,766	$38,174	$44,507
Dividends declared	$3,062	$—	$—	$—	$—
Total shareholders’ equity	$73,975	$86,058	$104,726	$108,158	$102,036

(1)	In fiscal 2012, fiscal 2011, fiscal 2010 and fiscal 2009, we recorded approximately ($0.1) million, $0.8 million, $0.8 million and $8.5 million, respectively, of revenue for the estimated breakage on gift cards we previously issued and sold. During fiscal 2012, we discontinued recognition of gift card breakage for our Colorado stores per state escheat laws and we decreased the overall gift card breakage percentage, causing a negative amount for the fiscal year. See Note 1 of the financial statements for additional discussion.
(2)	Includes approximately $1.4 million, $0.8 million, $0.7 million, $1.6 million and $0.8 million of impairment charges for fiscal 2012, 2011, 2010, 2009 and 2008, respectively. Includes approximately $0.3 million and $2.4 million of abandoned lease expense recognized for fiscal 2012 and fiscal 2011, respectively.
(3)	For fiscal 2009, includes approximately $1.4 million related to gain from insurance proceeds. See Note 16 of the financial statements for additional discussion.
(4)	The results for fiscal 2011 include a valuation allowance of approximately $8.6 million, which was recorded during the fourth quarter. The results for fiscal 2010 include a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service (“IRS”) audit of the Company’s previously filed Federal tax returns. The results for fiscal 2009 include a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an IRS audit of the Company’s previously filed tax returns. The results for fiscal 2008 reflect a discrete tax charge of approximately $0.8 million related to an IRS audit of the Company’s previously filed federal tax returns. The IRS audit resulted in a change in our tax method used to account for gift cards and the $0.8 million represents interest due as a result of the audit.
(5)	Excludes amounts associated with our rental asset cost depreciation of $6.2 million, $11.0 million, $11.9 million, $12.3 million and $14.8 million for fiscal 2012, 2011, 2010, 2009 and 2008, respectively.
(6)	Includes purchases of property, equipment and improvements. For fiscal 2009, amount is shown net of approximately $0.5 million in proceeds received from insurance that were used to fund capital expenditures to replace assets that were damaged.
(7)	Stores included in the comparable-store revenues calculation are those stores that have been open for a minimum of 60 weeks. Also included are stores that are remodeled or relocated. Gift card breakage revenues are not included, and closed stores are removed from each comparable period for the purpose of calculating comparable-store revenues.
(8)	Excludes gift card breakage revenue of approximately ($0.1) million, $0.8 million, $0.8 million and $8.5 million for fiscal 2012, 2011, 2010 and 2009, respectively.
(9)	Working capital is calculated as total current assets less total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this Annual Report on Form 10-K.

Overview

Hastings is a leading multimedia entertainment retailer that buys, sells, trades and rents various home entertainment products, including books, music, software, periodicals, new and used CDs, movies on DVD and Blu-ray, video games, video game consoles and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise through our entertainment stores and our Internet web site. As of March 31, 2013, we operated 135 stores averaging approximately 24,000 square feet in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. Each of the stores, operated on leased premises, is wholly-owned by us and is operated under the name of Hastings. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas, and TRADESMART, located in Littleton, Colorado, which are wholly-owned by us.

Over the past three years, our financial performance has been adversely impacted by a number of factors, including the economic downturn and the expanding digital delivery of entertainment. As the economy improves, we expect our total revenues to improve. However, as consumer spending patterns shift toward digital delivery of content and internet retailers, particularly with regard to books, we expect the negative trends in sales of new books to continue and therefore expect a slight single digit decrease in Book Comp sales, excluding sales of Nextbook tablet electronic book readers and related accessories, for fiscal 2013. We expect Music Comp sales, which have had mid single to double digit decreases for the last five years driven primarily by digital content delivery, to have a slight decrease for fiscal 2013. Movie Comps have been negatively impacted by a weak schedule of new releases during fiscal 2012 which has directly impacted new movie sales. We expect the negative trend in sales of new movies to continue but we expect a slight increase for total Movie Comps for fiscal 2013, primarily driven by an increase in sales of used movies.

Our operating strategy is to continue to enhance our position as a multimedia entertainment retailer by remodeling existing stores and offering our products through our Internet web site. We are also focused on shifting our business model more toward lifestyle and consumer electronics products to become less dependent on entertainment products. Some examples of such products include tablet expansions for reading, watching movies, hobby, crafts and playing games and phone app products to be used with your smart phone for fun, health and fitness. References in this Annual Report on Form 10-K to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2013 is referred to as fiscal 2012.

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

Lower of Cost or Market for Merchandise Inventory. Our merchandise inventories are recorded at the lower of cost, which approximates the first-in, first-out (“FIFO”) method, or market. Inventory costing requires certain significant estimates and judgments involving the allocation of costs and vendor allowances. These practices affect ending inventories at cost, as well as the resulting gross margins and inventory turnover ratios. As with any retailer, economic conditions, cyclical customer demand and changes in purchasing or distribution can also affect the carrying value of inventory. As circumstances warrant, we record the lower of cost or market inventory adjustments. In some instances, these adjustments can have a material effect on the financial results of an annual or interim period. In order to determine such adjustments, we evaluate the age, inventory turns and estimated market value and returnability of merchandise inventory by product category and record an adjustment if estimated market value is below cost.

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

Income Taxes. In determining net income (loss), we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenue and expense. We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable earnings in the year when we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities on any change in income tax rates in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the appropriate valuation allowance, we consider all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. We reassess the valuation allowance quarterly, and, if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

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

	Fiscal Year
	2012	2011	2010
Merchandise revenue	87.1%	85.6%	84.5%
Rental asset revenue	12.9	14.2	15.4
Gift card breakage revenue	(0.0)	0.2	0.1

Total revenues	100.0	100.0	100.0
Merchandise cost of revenue	68.3	69.5	69.0
Rental asset cost of revenue	34.7	38.6	37.3

Total cost of revenues	64.0	65.0	64.0
Gross profit	36.0	35.0	36.0
Selling, general and administrative expenses	37.7	37.3	35.4

Operating income (loss)	(1.7)	(2.3)	0.6
Other income (expense):
Interest expense	(0.3)	(0.3)	(0.2)
Other, net	0.0	0.1	—

	(0.3)	(0.2)	(0.2)

Income (loss) before income taxes	(2.0)	(2.5)	0.4
Income tax expense	0.0	1.0	0.1

Net income (loss)	(2.0)%	(3.5)%	0.3%

	Fiscal Year
	2012	2011	2010
Hastings Stores(1):
Beginning number of stores	140	146	149
Openings	—	1	—
Closings	(3)	(7)	(3)

Ending number of stores	137	140	146

(1)	We operate three concept stores, including two Sun Adventure Sports and one TRADESMART, which are not included in summary of Hastings Stores activity.

Fiscal 2012 Compared to Fiscal 2011

Revenues. Total revenues for the fiscal year ended January 31, 2013 decreased approximately $33.9 million, or 6.8%, to $462.5 million compared to $496.4 million for the fiscal year ended January 31, 2012. The following is a summary of our revenues results (dollars in thousands):

	Fiscal Year Ended January 31,
	2013		2012		Decrease
	Revenues	Percent Of Total	Revenues	Percent of Total	Dollar	Percent
Merchandise revenue	$402,735	87.1%	$425,142	85.6%	$(22,407)	-5.3%
Rental revenue	59,846	12.9%	70,426	14.2%	(10,580)	-15.0%
Gift card breakage revenue	(80)	0.0%	819	0.2%	(899)	NM

Total Revenues	$462,501	100.0%	$496,387	100.0%	$(33,886)	-6.8%

Stores open at period end	140		143		(3)	-2.1%
Comparable-store revenues (“Comp”)
Total		-5.1%
Merchandise		-3.7%
Rental		-12.9%

Below is a summary of the Comp results for our major merchandise categories:

	Fiscal Year Ended January 31,
	2013	2012
Electronics	12.9%	3.7%
Hardback Café	11.1%	4.8%
Trends	8.7%	10.4%
Consumables	1.5%	-6.3%
Movies	-1.1%	-8.2%
Books	-1.3%	-4.8%
Music	-12.0%	-4.5%
Video Games	-21.8%	-5.1%

Electronics Comps increased 12.9% for fiscal 2012, primarily due to the success of the 44 stores participating in the consumer electronics reset. Sales of tablets, tablet accessories, turntables and headphones were strong during the fiscal year. Hardback Café Comps increased 11.1% for fiscal 2012, primarily due to higher sales of coffee and specialty drinks. Trends Comps increased 8.7% for fiscal 2012, primarily due to strong sales in boutique apparel, toys and gifts, comic books, as well as skateboarding equipment and other action sports items. Consumable Comps increased 1.5% for fiscal 2012, primarily due to increased sales in candies, snacks and bottled beverages. Movie Comps decreased 1.1% for fiscal 2012, primarily due to decreased sales in used and previously viewed movies, partially offset by increased sales in new DVDs and Blu-ray movies. Book Comps decreased 1.3%, primarily due to lower sales in new and bargain books and magazines, partially offset by strong sales of the 50 Shades series, Nextbook tablets and used books. Book Comps, excluding digital sales, decreased 2.3% for fiscal 2012. Music Comps decreased 12.0% for fiscal 2012, primarily due to decreased sales in new and used CDs which can be attributed to consumers increasingly using digital delivery of their music purchases. Video Game Comps decreased 21.8% for fiscal 2012, primarily due to decreased sales of new and used video games and video game hardware and accessories, primarily resulting from the longevity of the current console cycle, as well as the fact that overall industry sales of Nintendo’s Wii U system were weaker than expected.

Rental Comps decreased 12.9% for fiscal 2012, primarily due to fewer rentals of DVDs and video games, partially offset by increased rentals of Blu-ray movies. Rental Movie Comps decreased 10.6%, as sales were negatively impacted by competitor rental kiosks and subscription-based rental services, while Rental Video Game Comps, which were impacted by the longevity of the current console cycle, decreased 28.4%.

Gross Profit – Merchandise. For fiscal 2012, total merchandise gross profit dollars decreased approximately $2.1 million, or 1.6%, to $127.5 million from $129.6 million for fiscal 2011, primarily due to lower revenues, partially offset by higher merchandise margin rates. As a percentage of total merchandise revenue, merchandise gross profit increased to 31.7% for fiscal 2012, compared to 30.5% for fiscal 2011, primarily due to a shift in mix of revenues by category and lower merchandise shrinkage and merchandise markdown expenses, partially offset by increased freight costs as a result of increased internet sales.

Gross Profit – Rental. For fiscal 2012, total rental gross profit dollars decreased approximately $4.2 million, or 9.7%, to $39.1 million from $43.3 million for fiscal 2011, primarily due to lower revenues, partially offset by higher rental margin rates. As a percentage of total rental revenue, rental gross profit increased to 65.3% for fiscal 2012 compared to 61.4% for fiscal 2011, primarily as a result of lower rental shrinkage expense and lower rental asset depreciation expense.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 37.7% for fiscal year 2012 compared to 37.3% for fiscal year 2011, primarily due to deleveraging resulting from lower revenues. SG&A decreased approximately $10.6 million, or 5.7%, to $174.5 million compared to $185.1 million for the same period last year. This is primarily due to a $4.1 million decrease in store labor costs, a $2.1 million reduction in abandoned lease expense, a $2.1 million decrease in depreciation, a $1.7 million decrease in store occupancy costs and a $1.2 million decrease in store advertising expense, partially offset by an increase of $1.4 million in bonuses under our corporate officer and management bonus incentive program. The reduction in depreciation and occupancy expenses are primarily the result of operating fewer stores.

Interest Expense. For fiscal 2012, interest expense decreased approximately $0.1 million, or 7.7%, to $1.2 million, compared to $1.3 million for fiscal 2011, primarily as a result of lower average debt levels during the current fiscal year, along with lower interest rates. The average rate of interest charged for fiscal 2012 decreased to 2.5% compared to 2.7% for fiscal 2011.

Income Taxes. As the Company has a net operating loss and a net deferred tax asset, which has been offset by a full valuation allowance at the end of fiscal 2011, there is no tax liability, with the exception of Texas state income tax; therefore, the effective tax rate for fiscal year 2012 is (3.3%). The valuation allowance is approximately $11.0 million as of January 31, 2013. We reassess the need for a valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

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

Liquidity and Capital Resources

We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities, including trade credit from vendors, and borrowings under our revolving credit facility, with the most significant source in fiscal 2012 being cash flow from operating activities and fiscal 2011 being borrowings from our revolving credit facility. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, store reformations and other capital commitments, including the possibility of an annual dividend, through fiscal 2013.

At January 31, 2013, total outstanding debt was $41.8 million. We project our outstanding debt level at January 31, 2014 will be in the range of $40.0 to $44.0 million. At January 31, 2013, we had approximately $58.1 million in excess availability under the Facility (as defined below), after the $10 million availability reserve.

Consolidated Cash Flows

Operating Activities. Net cash provided by operating activities totaled $22.2 million for fiscal 2012, compared to cash used in operating activities of $4.5 million for fiscal 2011. Net loss for fiscal 2012 was approximately $9.3 million compared to a net loss of $17.6 million for fiscal 2011. Purchases of rental assets decreased $11.0 million to $11.1 million during fiscal 2012 from $22.1 million during fiscal 2011 in anticipation of lower rental revenues. Consequently, rental asset depreciation expense decreased $4.8 million to $6.2 million during fiscal 2012 from $11.0 million during fiscal 2011. Change in deferred income tax was $7.7 million less during fiscal 2012 compared to 2011 as a result of recognizing a deferred tax asset valuation allowance in 2011. Merchandise inventories decreased approximately $11.2 million during fiscal 2012, compared to a decrease of $5.6 million during fiscal 2011, primarily due to lower anticipated merchandise revenues and operating fewer stores. Prepaid expenses and other current assets decreased $4.8 million during fiscal 2012 compared to an increase of $3.5 million during fiscal

2011, primarily due to the receipt of a federal income tax receivable during fiscal 2012 and a large increase in prepaid expenses during fiscal 2011. Trade accounts payable increased approximately $1.9 million during fiscal 2012 compared to a decrease of $8.3 million during fiscal 2011, primarily due to timing in payments to vendors. Other net assets and liabilities decreased $0.8 million during fiscal 2012 compared to an increase of $2.2 million during fiscal 2011, primarily due to the abandoned lease accrual that was recognized during fiscal 2011. During fiscal 2013, we estimate net cash provided by operations of approximately $9.0 to $11.0 million. The expected decrease from fiscal 2012 net cash provided by operations to estimated fiscal 2013 net cash provided by operations results primarily from a relatively flat inventory balance, as well as the fact that we received a $5.4 million payment on an income tax receivable during fiscal 2012.

Investing Activities. Net cash used in investing activities decreased $6.9 million, or 43.4%, from $15.9 million in fiscal 2011 to $9.0 million in fiscal 2012. This decrease was primarily due to decreased expenditures related to new stores and remodels. In fiscal 2013, the Company projects capital expenditures to be approximately $8.0 to $9.0 million, as we continue to manage discretionary spending during fiscal 2013.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For fiscal 2012, cash used in financing activities was $13.6 million compared to cash provided by financing activities of $18.5 million for fiscal 2011. Net repayments to our revolving credit facility during fiscal 2012 were approximately $11.5 million compared to net borrowings of approximately $21.5 million during fiscal 2011. The Company purchased $0.5 million of treasury stock in fiscal 2012, as compared to $2.0 million in fiscal 2011. We plan to purchase up to $0.6 million of treasury stock during fiscal 2013, which will be dependent upon movement of our stock price and actual fiscal 2013 operating results. Changes in our cash overdraft position increased from cash used of $1.0 million for fiscal 2011 to cash provided of $1.8 million for fiscal 2012, due to timing of payments issued to vendors at the end of each year. In addition, we paid a special dividend of $0.35 per share and an annual dividend of $0.02 per share during fiscal 2012. No dividends had previously been paid. The total amount of the special and annual dividends was $3.1 million. We plan to declare and pay an annual dividend during fiscal 2013; however, future dividends are subject to the Board of Directors’ determination that the policy and the declaration of dividends are in the best interest of our shareholders and are in compliance with applicable law.

On September 18, 2001, we announced a stock repurchase program of up to $5.0 million of our common stock. As of January 31, 2013, the Board of Directors has approved increases in the program totaling $32.5 million. During fiscal year 2012, we purchased a total of 243,800 shares of common stock at a cost of approximately $0.5 million, or $2.25 per share. As of January 31, 2013, a total of 5,587,549 shares had been purchased under the program at a cost of approximately $31.8 million, for an average cost of approximately $5.68 per share. As of January 31, 2013, approximately $5.7 million remained available for repurchases under the stock repurchase program.

On December 4, 2009, we entered into a stock transfer agreement with the Marmaduke Family Limited Partnership (the “Partnership”). Under the stock transfer agreement, for a period of three years following the death of Mr. John H. Marmaduke, the Company’s Chief Executive Officer, the Partnership may tender for purchase to the Company, and, if so tendered, the Company will be required to purchase, the number of shares of the Company’s common stock belonging to the Partnership that equal an aggregate fair market value of $5.0 million. During this three year period, the Partnership may elect to tender portions of such shares in various lots and parcels, at any time and from time to time, and any tender shall not exhaust or limit the Partnership’s right to tender an additional amount of such shares, subject to the limitations set within the stock transfer agreement. Under the stock transfer agreement, the Company is not obligated to purchase, and the Partnership does not have the right to tender, any amount of such shares with an aggregate fair market value in excess of $5.0 million. In the event that Mr. Marmaduke resigns as an officer or director of the Company prior to his death, the Partnership’s right to tender the shares to the Company shall terminate. The stock transfer agreement shall terminate on the earlier of February 9, 2019, or four years after the death of Mr. Marmaduke. The Company is currently the beneficiary of a $10 million key-man life insurance policy on Mr. Marmaduke; a portion of the proceeds of which would be used to complete any purchases of shares resulting from the stock transfer agreement.

Capital Structure. We have entered into an Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent (as subsequently amended, the “Credit Agreement”). The Credit Agreement provides a revolving credit facility of $115 million, allows for the payment of dividends, has a maturity date of January 4, 2017 and provides that we may repurchase up to $10.0 million worth of our common stock. The Credit Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Credit Agreement. The Credit Agreement includes certain debt and acquisition limitations and requires a minimum Availability (as defined in the Credit Agreement) that is greater than or equal to $10.0 million at all times. Our obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.

The amount outstanding under the Credit Agreement is limited by a borrowing base predicated on the sum of (a) 85% of Eligible Credit Card Receivables plus (b) either (i) at all times during the year, other than those stated in (ii), 90% of the liquidation value of eligible inventory or (ii) from September 1st through and including December 27th of each year, 92.5% of the liquidation value of eligible inventory, less (c) Availability Reserves and is limited to a ceiling of $115 million, less a minimum availability reserve that is greater than or equal to 10% of the lesser of (a) the Borrowing Base, or (b) the Revolving Credit Ceiling (each term as defined in the Credit Agreement), provided however that we must also maintain Availability that is greater than or equal to $10 million at all times. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves.

Interest under the Credit Agreement will accrue, at our election, at a Base Rate or Libor Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Credit Agreement, with the Applicable Margin for Libor Rate loans ranging from 2.00% to 2.50% and the Applicable Margin for Base Rate (each term as defined in the Credit Agreement) loans ranging from 1.00% to 1.50%. In addition, unused line fees ranging from 0.30% to 0.375% (determined by reference to the level of usage under the Credit Agreement) are also payable on unused commitments.

At January 31, 2012, we had approximately $58.1 million in excess availability, after the $10 million availability reserve, under the Credit Agreement. We expect to have approximately $53.0 million to $57.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2014. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest incurred for the fiscal years ended January 31, 2013 and 2012 were 2.5% and 2.7%, respectively. Deferred financing costs that were amortized into interest expense during the fiscal years ended January 31, 2013 and 2012 are excluded from the calculation of the average rate of interest for the period.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2013, was approximately $0.8 million, which reduces the excess availability under the Credit Agreement.

At January 31, 2013, our minimum lease commitments for fiscal 2013 were approximately $24.3 million. Total existing minimum operating lease commitments for fiscal years 2013 through 2026 were approximately $135.4 million as of January 31, 2013.

Contractual Obligations and Off-Balance Sheet Arrangements. In the ordinary course of business, we routinely enter into purchase commitments for various aspects of our operations, such as warehouse equipment and office equipment. However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of January 31, 2013, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.

The following summarizes our contractual obligations at January 31, 2013, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt (principal only) (1)	$41,805	—	—	41,805	—
Operating leases (2)	135,415	24,261	42,727	32,020	36,407
Revenue sharing (3)	864	864	—	—	—

Total (4)	$178,084	25,125	84,532	32,020	36,407

(1)	Based on our internal forecasts, we estimate interest payments for fiscal 2013 to be approximately $1.2 million.
(2)	Amounts include the direct lease obligations, excluding any taxes, insurance, maintenance and other related expenses. For the fiscal year ended January 31, 2013, payments for taxes, insurance, maintenance, and other related expenses, which are variable in nature, were approximately $5.1 million.
(3)	As of January 31, 2013, we were a party to revenue-sharing arrangements with various studios. These agreements include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to non-revenue sharing purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included amounts owed and an estimate of our contractual obligation under these agreements for performance guarantees and minimum purchase requirements for the period in which they can reasonably be estimated, which is approximately two months in the future. Although these contracts may extend beyond the estimated two month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues that will be recognized during fiscal 2013.
(4)	Uncertain tax position obligations, including unrecognized tax benefits of $186,000 as of January 31, 2013, were not included in this table. Due to the uncertainty surrounding the timing of any future cash outflows related to uncertain tax position liabilities, we are not able to reasonably estimate the period of cash settlement with the respective taxing authority.

Seasonality and Inflation

Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

Fiscal year 2012:	Quarter
	First	Second	Third	Fourth
Total revenues	$115,488	$104,053	$101,320	$141,640
Operating income (loss)	$1,152	$(3,070)	$(7,690)	$1,618
% of full year:
Total revenues	25.0%	22.5%	21.9%	30.6%
Operating income (loss)	14.4%	(38.4%)	(96.2%)	20.3%

Fiscal year 2011:	Quarter
	First	Second	Third	Fourth
Total revenues	$124,137	$110,535	$108,624	$153,091
Operating income (loss)	$964	$(5,111)	$(9,062)	$1,573
% of full year:
Total revenues	25.0%	22.3%	21.9%	30.8%
Operating income (loss)	8.3%	(43.9%)	(77.9%)	13.5%

We do not believe that inflation has materially impacted the results of operations during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements

During February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The Company plans to adopt ASU 2013-02 beginning with the first quarter of fiscal 2013, with no material impact on the company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in GAAP and International Financial Reporting Standards (“IFRSs”).” Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 during fiscal 2012 with no material impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders’ base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2013, outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

HASTINGS ENTERTAINMENT, INC.

Index to Consolidated Financial Statements

and Financial Statement Schedule

Page

Report of Independent Registered Public Accounting Firm	34

Consolidated Balance Sheets as of January 31, 2013 and 2012	35

Consolidated Statements of Operations for the years ended January 31, 2013, 2012, and 2011	36

Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2013, 2012, and 2011	37

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2013, 2012, and 2011	38

Consolidated Statements of Cash Flows for years ended January 31, 2013, 2012, and 2011	39

Notes to Consolidated Financial Statements	40

Schedule

Financial Statement Schedule II—The Financial Statement Schedule filed as part of this report is listed under Part IV, Item 15(a). Exhibits and Financial Statement Schedules.	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hastings Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. as of January 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. at January 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 22, 2013

HASTINGS ENTERTAINMENT, INC.

Consolidated Balance Sheets

January 31, 2013 and 2012

(In thousands, except share data)

	January 31,
	2013	2012
Assets
Current Assets
Cash and cash equivalents	$3,730	$4,172
Merchandise inventories, net	145,337	151,366
Prepaid expenses and other current assets	10,427	15,229

Total current assets	159,494	170,767
Rental assets, net of accumulated depreciation of $18,827 and $20,978 at January 31, 2013 and 2012, respectively	11,353	12,634
Property and equipment, net	32,099	39,449
Intangible assets	244	244
Other assets	2,792	2,380

Total assets	$205,982	$225,474

Liabilities and Shareholders’ Equity
Current Liabilities
Trade accounts payable	$54,928	$51,268
Accrued expenses and other current liabilities	27,396	26,150

Total current liabilities	82,324	77,418
Long-term debt	41,805	53,279
Deferred income taxes	50	42
Other liabilities	7,828	8,677
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued in fiscal 2012 and 11,944,544 shares issued in fiscal 2011; 8,146,513 shares outstanding in fiscal 2012 and 8,292,147 shares outstanding in fiscal 2011	119	119
Additional paid-in capital	36,375	36,231
Retained earnings	58,642	71,010
Accumulated other comprehensive income	247	118
Treasury stock, at cost	(21,408)	(21,420)

Total shareholders’ equity	73,975	86,058

Total liabilities and shareholders’ equity	$205,982	$225,474

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Operations

Years Ended January 31, 2013, 2012 and 2011

(In thousands, except per share data)

	Fiscal Year
	2012	2011	2010
Merchandise revenue	$402,735	$425,142	$440,038
Rental asset revenue	59,846	70,426	80,216
Gift card breakage revenue	(80)	819	801

Total revenues	462,501	496,387	521,055
Merchandise cost of revenue	275,251	295,506	303,714
Rental asset cost of revenue	20,779	27,166	29,950

Total cost of revenues	296,030	322,672	333,664

Gross profit	166,471	173,715	187,391
Selling, general and administrative expenses	174,461	185,107	184,142
Pre-opening expenses	—	244	—

Operating income (loss)	(7,990)	(11,636)	3,249
Other income (expense):
Interest expense	(1,173)	(1,334)	(1,014)
Other, net	147	275	156

Income (loss) before income taxes	(9,016)	(12,695)	2,391

Income tax expense	297	4,884	686

Net income (loss)	$(9,313)	$(17,579)	$1,705

Basic income (loss) per share	$(1.14)	$(2.05)	$0.19

Diluted income (loss) per share	$(1.14)	$(2.05)	$0.18

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Income (Loss)

Years Ended January 31, 2013, 2012 and 2011

(In thousands, except per share data)

	Fiscal Year
	2012	2011	2010
Net income (loss)	$(9,313)	$(17,579)	$1,705
Other comprehensive income before income taxes
Unrealized gains in investments available for sale in Supplemental Executive Retirement Plan	129	19	113

Other comprehensive income, before income taxes	129	19	113
Income taxes related to components of other comprehensive income	—	8	43

Other comprehensive income, net of income taxes	129	11	70

Comprehensive income (loss)	$(9,184)	$(17,568)	$1,775

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

Years ended January 31, 2013, 2012 and 2011

(In thousands, except share data)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-in	Retained	Comprehensive	Treasury Stock		Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Shares	Amount	Equity
Balances at January 31, 2010	11,944,544	$119	$36,920	$86,884	$37	2,480,706	$(15,802)	$108,158
Issuance of stock to directors	—	—	8	—	—	(6,525)	42	50
Purchase of treasury stock	—	—	—	—	—	939,795	(6,376)	(6,376)
Exercise of stock options and other, net of taxes	—	—	(954)	—	—	(212,982)	1,374	420
Other stock-based compensation	—	—	699	—	—	—	—	699
Net income	—	—	—	1,705	—	—	—	1,705
Other comprehensive income	—	—	—	—	70	—	—	70

Balances at January 31, 2011	11,944,544	119	36,673	88,589	107	3,200,994	(20,762)	104,726
Issuance of stock to directors	—	—	(23)	—	—	(9,852)	63	40
Purchase of treasury stock	—	—	—	—	—	665,109	(1,992)	(1,992)
Exercise of stock options, vesting of restricted stock units and other, net of taxes	—	—	(1,437)	—	—	(203,854)	1,271	(166)
Other stock-based compensation	—	—	1,018	—	—	—	—	1,018
Net loss	—	—	—	(17,579)	—	—	—	(17,579)
Other comprehensive income	—	—	—	—	11	—	—	11

Balances at January 31, 2012	11,944,544	119	36,231	71,010	118	3,652,397	(21,420)	86,058
Issuance of stock to directors	—	—	—	—	—	(19,416)	112	112
Purchase of treasury stock	—	—	—	—	—	243,800	(549)	(549)
Exercise of stock options, vesting of restricted stock units and other, net of taxes	—	—	(521)	—	—	(78,750)	449	(72)
Other stock-based compensation	—	—	665	—	—	—	—	665
Dividends paid	—	—	—	(3,062)	—	—	—	(3,062)
Treasury dividends received	—	—	—	7	—	—		7
Net loss	—	—	—	(9,313)	—	—	—	(9,313)
Other comprehensive income	—	—	—	—	129	—	—	129

Balances at January 31, 2013	11,944,544	$119	$36,375	$58,642	$247	3,798,031	$(21,408)	$73,975

See accompanying notes to the consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

Years ended January 31, 2013, 2012, and 2011

(In thousands)

	Fiscal Year
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(9,313)	$(17,579)	$1,705
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Rental asset depreciation expense	6,187	11,042	11,887
Purchases of rental assets	(11,072)	(22,126)	(25,628)
Property and equipment depreciation expense	14,948	17,026	17,273
Impairment of goodwill	—	147	—
Loss on rental assets lost, stolen and defective	985	1,293	1,830
Loss on disposal or impairment of property and equipment, excluding rental assets	1,411	1,055	740
Deferred income taxes	8	7,725	1,424
Non-cash stock-based compensation	704	1,058	749
Changes in operating assets and liabilities:
Merchandise inventories	11,209	5,558	13,422
Prepaid expenses and other current assets	4,802	(3,487)	(1,622)
Trade accounts payable	1,895	(8,284)	3,789
Accrued expenses and other liabilities	1,246	(177)	(1,814)
Excess tax benefit from stock-based compensation	—	—	(190)
Other assets and liabilities, net	(806)	2,229	(108)

Net cash provided by (used in) operating activities	22,204	(4,520)	23,457

Cash flows from investing activities:
Purchase of property, equipment and improvements	(9,008)	(15,944)	(11,906)

Net cash used in investing activities	(9,008)	(15,944)	(11,906)
Cash flows from financing activities:
Borrowings under revolving credit facility	433,850	548,413	538,564
Repayments under revolving credit facility	(445,324)	(526,900)	(544,972)
Purchase of treasury stock	(542)	(1,992)	(6,376)
Dividends paid	(3,062)	—	—
Change in cash overdraft	1,765	(1,003)	(1,302)
Deferred financing costs	(325)	(68)	(599)
Proceeds from exercise of stock options	—	37	230
Excess tax benefit from stock-based compensation	—	—	190

Net cash provided by (used in) financing activities	(13,638)	18,487	(14,265)

Net decrease in cash and cash equivalents	(442)	(1,977)	(2,714)
Cash and cash equivalents at beginning of year	4,172	6,149	8,863

Cash and cash equivalents at end of year	$3,730	$4,172	$6,149

See accompanying notes to consolidated financial statements.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(1)	Operations and Summary of Significant Accounting Policies

(a)	General

Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) operates a chain of retail stores in 19 states, primarily in the Western and Midwestern United States. Revenues are generated from the sale of new and used books, music, DVDs, video games, and video game consoles, and new software, periodicals, consumables, and trends products. In addition, our revenues include the rental of DVDs, Blu-ray DVDs, and video games.

(b)	Basis of Consolidation

The consolidated financial statements present the results of Hastings and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

(c)	Basis of Presentation

We operate in one reportable segment. Our fiscal years ended January 31, 2013, 2012 and 2011 are referred to as fiscal 2012, 2011 and 2010, respectively.

(d)	Cash and Cash Equivalents

We consider all debit and credit card receivables totaling $1.2 million at both January 31, 2013 and 2012 from MasterCard, Visa, Discover, and American Express to be cash equivalents. All balances related to debit and credit card receivables typically settle within five days. We utilize a cash management process under which a book cash overdraft may exist for our primary disbursement accounts. These overdrafts represent un-cleared checks in excess of cash balances in bank accounts at the end of the reporting period and have been reclassified to accounts payable on the consolidated balance sheets. We transfer cash on an as-needed basis to fund clearing checks.

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

We sell gift cards through each of our stores and through our web site www.goHastings.com. The gift cards we sell have no stated expiration dates or fees and are subject to potential escheatment rights in some of the jurisdictions in which we operate. Gift card liabilities are recorded as deferred revenue at the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. Prior to the fourth quarter of fiscal 2009, the liability was relieved and

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

revenue was recognized only upon redemption of the gift cards. Gift card breakage revenue is recognized as gift cards are redeemed, based upon an analysis of the aging and utilization of gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations. For fiscal 2012, 2011 and 2010, we recorded approximately ($0.1) million, $0.8 million and $0.8 million, respectively, of revenue related to gift card breakage. During fiscal 2012, we discontinued recognition of gift card breakage for our Colorado stores per state escheat laws and we decreased the overall gift card breakage percentage, causing a negative amount for the fiscal year. Unredeemed gift cards, net of estimated gift card breakage, approximated $11.6 million at January 31, 2013 and $10.9 million at January 31, 2012.

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

We transfer rental assets that have been converted to previously viewed titles for sale, from ‘Rental Assets’ to ‘Merchandise Inventories.’ The transfer to ‘Merchandise Inventories’ is recorded at the time of conversion, which is the first date the product is made available for sale. During fiscal 2012, 2011, and 2010, $7.6 million, $10.3 million, and $11.9 million, respectively, were transferred from rental assets to merchandise inventory at the lower of net book value or market.

Merchandise inventory owned by us is generally returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or changes in product offerings. At the end of any reporting period, in order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, returns expense accruals are required for inventory that has been returned to vendors, is in the process of being returned to vendors, or has been identified to be returned to vendors. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. To accrue for such costs and estimate this allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the allowance can have a material effect on the financial results of an annual or interim period. There were no material adjustments in fiscal 2012, 2011, or 2010.

(h)	Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, except for rental assets, which are depreciated using an accelerated depreciation method. Furniture, fixtures, equipment and software are depreciated over their estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the related lease term or their estimated useful lives.

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

Determining the amount of stock-based compensation expense requires us to develop estimates that are used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:

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

Advertising costs for newspaper, television and other media are expensed as incurred. Advertising expenses, net of reimbursement allowances from vendors, for the fiscal years 2012, 2011, and 2010 were $6.0 million, $7.2 million, and $7.7 million, respectively.

We receive payments and credits from vendors pursuant to cooperative advertising programs and display allowance agreements. During fiscal years 2012, 2011, and 2010, we received a total of approximately $6.6 million, $6.7 million, and $7.7 million, respectively, for such payments and credits. To the extent such payments are a reimbursement for a specific incremental and identifiable cost such amounts are recorded as a reduction in SG&A expenses at the time the associated advertisement is publicly released. The remainder of these payments and allowances are recorded as a reduction of merchandise inventory and the cost of rental assets and recognized in income as the related product is sold or rented.

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

(o)	Impact of Recently Issued Accounting Standards

During February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The Company plans to adopt ASU 2013-02 beginning with the first quarter of fiscal 2013, with no expected material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“IFRSs”).” Under ASU 2011-04, the guidance amends certain accounting and disclosure requirements related to fair value measurements to ensure that fair value has the same meaning in U.S. GAAP and in IFRS and that their respective fair value measurement and disclosure requirements are the same. ASU 2011-04 is effective for public entities during interim and annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 during fiscal 2012 with no material impact on the Company’s financial statements.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(2)	Merchandise Inventories

Merchandise inventories consist of the following:

	January 31,
	2013	2012
Books	$47,537	$51,013
Videos	39,171	36,334
Video Games	12,570	19,745
Music	19,631	21,371
Trends	18,232	17,897
Consumer Electronics	10,183	7,258
Other	1,851	2,890

	149,175	156,508
Less allowance for inventory shrinkage and obsolescence	3,838	5,142

	$145,337	$151,366

During both fiscal 2012 and 2011, we purchased approximately 18% and 19%, respectively, of all products (defined herein as merchandise inventories and rental assets) from our top three vendors.

(3)	Property and Equipment

Property and equipment consist of the following:

	January 31,
	2013	2012
Furniture, equipment and software	$188,438	$183,734
Leasehold improvements	69,855	70,767
Buildings and land	258	258
Work in progress	1,016	214

	259,567	254,973
Less accumulated depreciation	227,468	215,524

Property and equipment, net	$32,099	$39,449

During fiscal 2012, 2011, and 2010, we recorded impairment charges of approximately $1.4 million, $0.8 million, and $0.7 million, respectively. The impairment charges are included in the “Selling, general and administrative expenses” of the Consolidated Statement of Operations. See Note 7 on Fair Value Measurements for a discussion of the inputs used to estimate the fair value of store assets and the related impairment charges.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2013	2012
Allowance for cost of inventory returns	$813	$724
Early return credit reserve	1,741	1,753
Deferred gift card revenue	11,610	10,915
Salaries, vacation, bonus and benefits	4,604	4,028
Short term lease obligations	1,814	1,376
Sales taxes payable	1,052	1,030
Federal and state income tax payable	754	704
Real property tax	1,354	1,394
Other accrued expenses	3,654	4,226

Total	$27,396	$26,150

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

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at January 31, 2013 included accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in the consolidated statement of operations.

The following table provides a roll-forward of our store closing reserves:

Store Closing Reserve
Balance at January 31, 2011	$—
Additions to provision	2,558
Changes in estimates	—
Cash outlay, net	—

Balance at January 31, 2012	$2,558
Additions to provision	—
Changes in estimates	339
Cash outlay, net	(792)

Balance at January 31, 2013	$2,105

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(6)	Long-term Debt

On January 31, 2013 and January 31, 2012, the balances on our revolving credit facility were $41.8 million and $53.3 million, respectively.

We have entered into an Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent (as subsequently amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of $115 million, allows for the payment of dividends has a maturity date of January 4, 2017, and provides that we may repurchase up to $10.0 million worth of our common stock. The Credit Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Credit Agreement. The Credit Agreement includes certain debt and acquisition limitations and requires a minimum Availability (as defined in the Credit Agreement) that is greater than or equal to $10.0 million at all times. Our obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.

The amount outstanding under the Credit Agreement is limited by a borrowing base predicated on the sum of (a) 85% of Eligible Credit Card Receivables plus (b) either (i) at all times during the year, other than those stated in (ii), 90% of the liquidation value of eligible inventory or (ii) from September 1st through and including December 27th of each year, 92.5% of the liquidation value of eligible inventory, less (c) Availability Reserves and is limited to a ceiling of $115 million, less a minimum availability reserve that is greater than or equal to 10% of the lesser of (a) the Borrowing Base, or (b) the Revolving Credit Ceiling (each term as defined in the Credit Agreement), provided however that we must also maintain Availability that is greater than or equal to $10 million at all times. The lender may increase specifically defined reserves to reduce availability in the event of adverse changes in our industry or our financial condition that are projected to impact the value of our assets pledged as collateral. The lender must exercise reasonable judgment and act in good faith with respect to any changes in the specifically defined reserves.

Interest under the Credit Agreement will accrue, at our election, at a Base Rate or Libor Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Credit Agreement, with the Applicable Margin for Libor Rate loans ranging from 2.00% to 2.50% and the Applicable Margin for Base Rate loans ranging from 1.00% to 1.50%. In addition, unused line fees ranging from 0.30% to 0.375% (determined by reference to the level of usage under the Credit Agreement) are also payable on unused commitments.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2013, was approximately $0.8 million, which reduces the excess availability under the Credit Agreement.

At January 31, 2013, we had approximately $58.1 million in excess availability, after the availability reserve, under the Credit Agreement. The average rates of interest incurred for fiscal years ended January 31, 2013 and 2012 were 2.5% and 2.7%, respectively. Deferred financing costs that were amortized into interest expense during the fiscal years ended January 31, 2013 and 2012 are excluded from the calculation of the average rate of interest for the respective period.

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

At January 31, 2013 and 2012, we had approximately $2.1 million and $1.6 million, respectively, in assets that are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.

During fiscal 2012, 2011 and 2010, we recognized charges for non-financial assets measured at fair value on a non-recurring basis, related to our store asset impairments. The store asset impairment calculation compared the carrying amount of property and equipment to the individual stores’ fair values based on projected cash flows that we estimated would be used by a market participant in valuing these assets, a Level 3 input. Projected cash flows consists of store level EBIT which is then adjusted for depreciation and corporate overhead allocation and then multiplied by the remaining lease life to arrive at projected cash flows for impairment analysis purposes.

During fiscal 2012 and 2011, we also recognized charges for non-financial liabilities measured at fair value on a non-recurring basis, related to our store closing reserve. No such charges were recognized during fiscal 2010. Amounts recognized included accruals for the net present value of minimum lease payments, net of estimated sublease income, attributable to closed or relocated stores. The evaluation of store closing reserves include consideration of, among other factors, current and future expected profitability, market trends, age of store and lease status. These inputs are classified as Level 3 inputs.

Our long-term debt approximates fair value as of January 31, 2013 and 2012, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered an amendment of our Credit Agreement with Bank of America on July 21, 2011, at which time our current interest rates were determined. See Note 6 on Debt for a more detailed discussion of the Credit Agreement.

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

	Fiscal Year
	2012	2011	2010
Minimum rentals	$26,125	$27,253	$26,692
Contingent rentals	31	37	83
Less sublease income	(145)	(71)	(92)

Rental expense	$26,011	$27,219	$26,683

Future minimum lease payments under non-cancelable operating leases as of January 31, 2013 are:

2013	$24,261
2014	23,562
2015	19,164
2016	16,984
2017	15,037
Thereafter	36,407

Total minimum lease payments	135,415
Less sublease income	—

Net minimum lease payments under operating leases	$135,415

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(9)	Income Taxes

Income tax expense (benefit) is comprised of the following:

	Fiscal Year
	2012	2011	2010
Current federal	$—	$(3,124)	$(815)
Current state and local	289	283	120
Deferred federal, state, and local	8	7,725	1,381

	$297	$4,884	$686

The difference between expected federal income tax expense based upon statutory rates and actual income tax expense is as follows:

	Fiscal Year
	2012		2011		2010
Expected income tax expense (benefit) at statutory rate	$(3,065)	(34.0%)	$(4,316)	(34.0%)	$813	34.0%
State and local income taxes, net of federal income tax effect	(86)	(1.0%)	(164)	(1.3%)	132	5.5%
Valuation allowance	3,189	35.4%	8,617	67.9%	—	—
Return to provision adjustment	38	0.4%	485	3.8%	—	—
Other	221	2.5%	262	2.1%	(259)	(10.8%)

	$297	3.3%	$4,884	38.5%	$686	28.7%

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined that it was more likely than not that our deferred tax assets will not be realized. As such, we established a valuation allowance of approximately $8.6 million as of January 31, 2012 which has increased to $11.0 million by January 31, 2013. We reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Year
	2012	2011
Deferred tax assets:
Deferred gift card revenue	$3,410	$3,154
Deferred rent and lease incentives	2,122	2,337
Inventories	1,439	2,346

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

Property and equipment	6,385	3,195
Abandoned leases	789	1,010
Operating loss carryforwards	422	1,554
Other	2,250	2,138

Total deferred tax assets	16,817	15,734
Valuation allowance	(11,019)	(8,617)

Net deferred tax assets	5,798	7,117

Deferred tax liabilities:
Rental assets	(5,848)	(7,159)

Total deferred tax liabilities	(5,848)	(7,159)

Net deferred tax liabilities	$(50)	$(42)

Included in total deferred tax assets are net U.S. operating loss carryforwards of $1.2 million that expire in fiscal 2031.

We follow the provisions of ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in income taxes. Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits relating to uncertain tax positions, which are recorded in our Consolidated Balance Sheets.

	Fiscal Year
	2012	2011	2010
Unrecognized tax positions at beginning of period	$186	$186	$186
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	—	—	—
Increases in tax positions from current year	—	—	—
Settlements with taxing authorities	—	—	—
Lapse in statute of limitations	—	—	—

Unrecognized tax positions at end of period	$186	$186	$186

As of January 31, 2013 and January 31, 2012, the Company had unrecognized tax benefits related to certain state jurisdictions in the amount of approximately $186,000. If recognized, this amount would result in a favorable effect on our effective tax rate.

We classify interest expense and penalties related to our uncertain tax positions as a component of income tax expense in the statement of operations. As of January 31, 2013 and 2012, we had current liabilities for penalties and interest in the amount of approximately $284,000 and $266,000, respectively. We recognized approximately $12,000 of interest as a component of income tax during each of the fiscal years ended January 31, 2013, 2012, and 2011.

Hastings and its subsidiary file a consolidated U.S. Federal income tax return as well as separate, unitary and combined income tax returns in several state jurisdictions. During fiscal 2012, the IRS initiated an audit of our U.S. federal tax return for fiscal years 2009, 2010 and 2011. State jurisdictions have statutes of limitations generally ranging from three to five years.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(10)	Earnings (Loss) Per Share

The computations of basic and diluted earnings (loss) per share are as follows:

	Fiscal Year
	2012	2011	2010
Net income (loss)	$(9,313)	$(17,579)	$1,705

Average shares outstanding:
Basic	8,202	8,556	9,036
Effect of dilutive stock-based Awards	—	—	290

Diluted	8,202	8,556	9,326

Earnings (loss) per share:
Basic	$(1.14)	$(2.05)	$0.19

Diluted	$(1.14)	$(2.05)	$0.18

Options to purchase 782,443, 655,083, and 257,744 shares of common stock outstanding at January 31, 2013, 2012, and 2011, respectively, were not included in the computation of diluted income per share because their inclusion would have been anti-dilutive.

(11)	Benefit Plans

Our 401(k) plan permits full-time employees who have attained age 21 and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the 401(k) plan and elect to contribute up to 25% of their salary, subject to federal limitations, to the plan. Employer contributions include a quarterly guaranteed match of 25% of employee contributions up to a maximum of 6% deferral of compensation and are allocated solely to those employees who are participating in the plan and are employed on the last day of the plan quarter or who became disabled or have died or retired during the plan quarter. Also included is a discretionary match based on specific criteria reviewed every fiscal six-month period by management and approved by the Board of Directors. This discretionary match is allocated solely to those employees who are participating in the plan and are employed on the last day of the six-month period. Discretionary matching amounts are not material to the financial statements or results of operations. Amounts expensed related to the 401(k) plan were approximately $0.3 million, $0.2 million, and $0.3 million for fiscal 2012, 2011, and 2010, respectively.

Our Associate Stock Ownership Plan (“ASOP”) permits full-time employees who have attained age 21 and completed one year of service and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the ASOP. Employer contributions are determined at the discretion of the Board of Directors. The Board of Directors elected not to contribute to the ASOP during fiscal years 2012, 2011 or 2010, nor do they plan to contribute to the plan during fiscal 2013. The contribution is based on a percentage of participants’ eligible compensation. Common shares held by the ASOP were 350,372, 352,414, and 362,542, at January 31, 2013, 2012, and 2011, respectively. Shares issued and held under the ASOP are included as outstanding shares for the purposes of calculating earnings per share.

Until February 25, 2013, we maintained a defined contribution supplemental executive retirement plan (“SERP”). The SERP provided eligible executives with supplemental pension benefits in addition to amounts received under our other retirement plans. Annual contributions ranged from 5% to 10% of base pay plus bonus depending upon the participant’s age. For each of the five plan years beginning January 1,

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

2006 and ending December 31, 2010, we contributed, as a transitional contribution, an additional 10% of base pay plus bonus for participants, the sum of whose age and service with the Company was at least 60 on January 1, 2006. Contributions into the SERP were invested in available-for-sale securities. As of January 31, 2013 and 2012, we had approximately $2.1 million and $1.6 million, respectively, in SERP assets, which are recorded at fair value on the consolidated balance sheets in “Other Assets.” The SERP accounts vested on the earliest occurrence of (i) the date the sum of the participant’s age and service with the Company equals 60, (ii) the participant’s death, (iii) the participant’s disability, (iv) the date of involuntary termination occurring within two years from the date of a change in control, or (v) the date the participant’s employment is terminated without cause, all as defined in the SERP. We recorded expenses related to the SERP of approximately $0.3 million, $0.2 million and $0.3 million during the fiscal years ended January 31, 2013, 2012, and 2011, respectively. As of February 25, 2013, the Board of Directors elected to terminate the SERP. The SERP assets will be distributed in September 2013 to the four officers who were terminated as a result of the February 2013 restructuring, and the remaining SERP assets will be distributed in February 2014.

(12)	Shareholders’ Equity

We have three stock award plans: the 2006 and 2010 Incentive Stock Plans; and the 2012 Outside Directors Plans (for non-employee directors). A total of 500,000 shares may be granted under each of the 2006 and 2010 Incentive Stock Plans and 50,000 shares may be granted under the 2012 Outside Directors Plan. As of January 31, 2013, we had 199,179 shares available for future grants under all stock award plans.

The 2006, 2010 and 2012 Incentive Stock Plans authorize the award of both incentive stock options and non-qualified stock options to purchase common stock to officers, other associates and directors of the Company. The 2012 Incentive Stock Plan is only for non-employee directors. The exercise price per share of incentive stock options may not be less than the market price of our common stock on the date the option is granted. The term of each option is determined by the Board of Directors and generally will not exceed ten years from the date of grant. In general, each option award vests at twenty percent per year over five years.

The 2006, 2010 and 2012 Incentive Stock Plans also authorize the granting of stock appreciation rights, restricted stock, dividend equivalent rights, stock awards, and other stock-based awards to officers, other associates, directors, and consultants of the Company.

We also have one stock grant plan, the 2012 Stock Grant Plan for Outside Directors, which authorizes the granting of shares of stock to outside directors. We issue annual grants of shares of common stock valued at $10,000 per outside director from this plan. As of January 31, 2013, we have 30,584 shares remaining under the 2012 Stock Grant Plan.

On December 4, 2009, we entered into a stock transfer agreement with the Marmaduke Family Limited Partnership (the “Partnership”). Under the stock transfer agreement, for a period of three years following the death of Mr. John H. Marmaduke, the Company’s Chief Executive Officer, the Partnership may tender for purchase to the Company, and, if so tendered, the Company will be required to purchase, the number of shares of the Company’s common stock belonging to the Partnership that equal an aggregate fair market value of $5.0 million. During this three year period, the Partnership may elect to tender portions of such shares in various lots and parcels, at any time and from time to time, and any tender shall not exhaust or limit the Partnership’s right to tender an additional amount of such shares, subject to the limitations set within the stock transfer agreement. Under the stock transfer agreement, the Company is not obligated to purchase, and the Partnership does not have the right to tender, any amount of such shares with an aggregate fair market value in excess of $5.0 million. In the event that Mr. Marmaduke resigns as an officer or director of the Company prior to his death, the Partnership’s right to tender the shares to the Company shall terminate. The stock transfer agreement shall terminate on the earlier of February 9, 2019, or four years after the death of Mr. Marmaduke. The Company is currently the beneficiary of a $10 million key-man life insurance policy on Mr. Marmaduke; a portion of the proceeds of which would be used to complete any purchases of shares resulting from the stock transfer agreement.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

On December 7, 2012, our Board of Directors declared an annual dividend of $0.02 per share and a special dividend of $0.35 per share. Both the annual dividend and special dividend were payable on December 31, 2012 to shareholders of record as of December 21, 2012. No prior dividends had been paid. Future dividends will be declared at the discretion of the Board of Directors.

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

The following assumptions were used in the calculation of fair value:

	Fiscal Year
	2012	2011	2010
Expected dividend yield	0.94%	—	—
Risk-free interest rate	0.75%	1.53%	1.74%
Expected life in years	5.44	5.00	5.33
Historical Volatility	0.51	0.51	0.50

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

A summary of information with respect to stock option plans for fiscal years 2012, 2011, and 2010, and changes during the periods then ended, is presented below.

	Options (in actual shares)	Weighted- average exercise price
Outstanding at January 31, 2010	692,731	$3.70
Granted	215,150	6.60
Exercised	(71,855)	3.21
Forfeited and expired	(58,833)	3.88

Outstanding at January 31, 2011	777,193	$4.54
Granted	10,120	4.06
Exercised	(12,530)	2.99
Forfeited and expired	(119,700)	3.88

Outstanding at January 31, 2012	655,083	$4.68
Granted	140,420	2.08
Exercised	—	—
Forfeited and expired	(13,060)	5.17

Outstanding at January 31, 2013	782,443	$4.21

No options were exercised for the fiscal year ended January 31, 2013. The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2012 and 2011 was approximately $7,000 and $155,000, respectively. The total fair value of stock options granted for the fiscal years ended January 31, 2013, 2012 and 2011 was approximately $129,000, $19,000 and $640,000, respectively. The total fair value of stock option shares vested during the fiscal years ended January 31, 2013, 2012 and 2011 was approximately $210,000, $241,000 and $120,000, respectively.

As of January 31, 2013 and 2012, we had a total of 309,994 option shares with a weighted average exercise price of $3.90 and 266,027 option shares with a weighted average exercise price of $5.28, respectively, that were unvested.

Due to a corporate restructuring initiated on February 15, 2013, option shares of certain terminated associates will have been forfeited and will no longer be considered outstanding. See Note 17 to the Financial Statements on subsequent events.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

At January 31, 2013, the options outstanding, both exercisable and unexercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

	Options	Weighted- average exercise price	Weighted- average remaining contractual life	Aggregate intrinsic value
Range: $1.69 to $4.99
Options outstanding and exercisable at January 31, 2013	311,075	$3.20	3.40 years	$—
Options outstanding and unexercisable at January 31, 2013	210,564	$2.61	8.80 years	$—
Range: $5.00 to $8.70
Options outstanding and exercisable at January 31, 2013	161,374	$6.73	4.93 years	$—
Options outstanding and unexercisable at January 31, 2013	99,430	$6.65	7.09 years	$—

At January 31, 2013, the number of options exercisable was 472,449 and the weighted-average exercise price of those options was $4.41.

The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model is as follows:

	Weighted Average Exercise price for Fiscal Year			Weighted Average Fair value for Fiscal Year
	2012	2011	2010	2012	2011	2010
Options granted at market price	$2.05	$4.06	$6.53	$0.87	$1.85	$3.06
Options granted at prices exceeding market price	$2.26	$—	$7.09	$0.68	$—	$2.41
Total options granted	$2.08	$4.06	$6.60	$0.84	$1.85	$2.97

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

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

The incremental cost associated with the Option Exchange is being recognized over the vesting period of the restricted stock units, which vest ratably over two years from the date of grant. Approximately $32,000 and $60,000 of the incremental cost was recognized as compensation expense during fiscal 2011 and 2010, respectively. No such cost was recognized in fiscal 2012.

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

A summary of information with respect to restricted stock awards for fiscal years 2012, 2011, and 2010, and changes during the periods then ended, is presented below.

	Awards (in actual shares)	Weighted- average grant date fair value
Outstanding at January 31, 2010	309,325	$4.40
Granted	190,000	6.45
Vested	(164,877)	4.52
Forfeited and expired	(19,166)	5.57

Outstanding at January 31, 2011	315,282	$5.83
Granted	—	—
Vested	(191,324)	5.46
Forfeited and expired	(45,208)	5.94

Outstanding at January 31, 2012	78,750	$6.45
Granted	—	—
Vested	(78,750)	2.00
Forfeited and expired	—	—

Outstanding at January 31, 2013	—	$—

(14)	Supplemental Cash Flow Information

Cash payments for interest during fiscal 2012, 2011 and 2010 totaled $1.3 million, $1.4 million, and $1.0 million, respectively. Net cash payments (refunds) for income taxes during fiscal 2012, 2011 and 2010 totaled ($5.3) million, ($0.2) million and $2.9 million, respectively.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(15)	Commitments and Contingencies

The Company is obligated to pay certain studios minimum amounts associated with certain revenue-sharing agreements related to rental assets. As of January 31, 2013, such minimum future payments approximated $0.9 million, which are expected to be paid during fiscal 2013.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(16)	Interim Financial Results (Unaudited)

	Quarter
Fiscal year 2012:	First	Second	Third	Fourth
Total revenues	$115,488	$104,053	$101,320	$141,640
Total cost of revenues	73,044	64,088	65,053	93,844
Gross profit	42,443	39,965	36,267	47,796
Selling, general and administrative expenses (1)	41,290	43,035	43,957	46,178
Operating income (loss)	1,153	(3,070)	(7,690)	1,618
Interest (expense) and other income, net	(254)	(220)	(267)	(285)
Income (loss) before taxes	899	(3,290)	(7,957)	1,333
Income tax expense (benefit)	66	66	42	123
Net income (loss)	832	(3,356)	(7,999)	1,210
Basic income (loss) per share(3)	$0.10	$(0.41)	$(0.98)	$0.15
Diluted income (loss) per share(3)	$0.10	$(0.41)	$(0.98)	$0.15

	Quarter
Fiscal year 2011:	First	Second	Third	Fourth
Total revenues	$124,137	$110,535	$108,624	$153,091
Total cost of revenues	79,405	70,775	71,476	101,016
Gross profit	44,732	39,760	37,148	52,075
Selling, general and administrative expenses (1)	43,710	44,717	46,180	50,500
Pre-opening expenses	58	154	30	2
Operating income (loss)	964	(5,111)	(9,062)	1,573
Interest (expense) and other income, net	(183)	(169)	(312)	(395)
Income (loss) before taxes	781	(5,280)	(9,374)	1,178
Income tax expense (benefit) (2)	368	(1,225)	(3,851)	9,592
Net income (loss)	413	(4,055)	(5,523)	(8,414)
Basic income (loss) per share(3)	$0.05	$(0.47)	$(0.65)	$(1.00)
Diluted income (loss) per share(3)	$0.05	$(0.47)	$(0.65)	$(1.00)

(1)	Includes approximately $0.1 million in store asset impairment expense recognized in the third quarter of fiscal 2012, $1.3 million recognized in the fourth quarter of fiscal 2012, $0.1 million in abandoned lease expense recognized in the second quarter of fiscal 2012, $0.2 million in abandoned lease expense recognized in the fourth quarter of fiscal 2012, $0.1 million of store asset impairment expense recognized in the third quarter of fiscal 2011, $0.7 million of store asset impairment expense recognized in the fourth quarter of fiscal 2011 and $2.4 million of abandoned lease expense recognized in the fourth quarter of fiscal 2011.
(2)	Income tax expense for the fourth quarter of fiscal 2011 includes the recognition of approximately $8.6 million related to a valuation allowance established as of January 31, 2012.
(3)	Income (loss) per share is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate based on quarterly income levels and market prices. Therefore, the sum of income (loss) per share information for each quarter may not equal the total year amounts.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(17)	Subsequent Events

On February 15, 2013, a corporate restructuring was initiated, resulting in severance charges of $1.4 million. The severance charges will be recognized during the first quarter of fiscal 2013. We anticipate the restructuring will result in a reduction in Selling, General and Administrative expenses of approximately $2.0 million on an annual basis. Additionally, 145,000 outstanding stock option shares (69,000 vested and 76,000 unvested) were forfeited.

Also, on February 25, 2013, the Board of Directors approved the termination of the supplemental executive retirement plan (“SERP”) as described above in Note 11 – Benefit Plans

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of January 31, 2013. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of January 31, 2013. In making this assessment, it used the criteria set forth by COSO in Internal Control—Integrated Framework. Based on that assessment, we believe that, as of January 31, 2013, our internal control over financial reporting is effective, at the reasonable assurance level, based on those criteria.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ending January 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors will be set forth in our Proxy Statement for our 2013 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2012 (our “Proxy Statement”), under the heading “Proposal No. 1: Election of Two Directors,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

The information required by this item will be set forth in our Proxy Statement under the headings “Executive Compensation,” “Executive Compensation—Director Compensation,” “Executive Compensation—Employee Contracts and Change of Control Arrangements,” and “Executive Compensation—Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1. The following consolidated financial statements of the Company are included in Part II, Item 8:

Report of Independent Registered Public Accounting Firm	34
Consolidated Balance Sheets as of January 31, 2013 and 2012	35
Consolidated Statements of Operations for the years ended January 31, 2013, 2012, and 2011	36
Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2013, 2012, and 2011	37
Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2013, 2012, and 2011	38
Consolidated Statements of Cash Flows for the years ended January 31, 2013, 2012, and 2011	39
Notes to Consolidated Financial Statements	40

2. The following financial statement schedule and other information required to be filed by Items 8 and 15(d) of Form 10-K are included in Part IV:
Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves	67

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

Exhibit Number			Description
3.1		(1)	Third Restated Articles of Incorporation of the Company.

3.1		(2)	Amended and Restated Bylaws of the Company.

4.1		(3)	Specimen of Certificate of Common Stock of the Company.

4.2		(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3		(2)	Amended and Restated Bylaws of the Company (see 3.1 above).

10.1		(4)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.

10.2	*	(5)	Hastings Amended 1996 Incentive Stock Plan.

10.3	*	(6)	Hastings 1994 Stock Option Plan.

10.4	*	(7)	Hastings 1991 Stock Option Plan.

10.5	*	(8)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.

10.6	*	(9)	Hastings Employee Stock Ownership Plan Trust Agreement.

10.7	*	(10)	Chief Executive Officer Stock Option, as amended.

10.8	*	(11)	Corporate Officer Incentive Plan.

10.9	*	(12)	Management Stock Purchase Plan.

10.10	*	(13)	Management Incentive Plan.

10.11	*	(14)	Salary Incentive Plan.

10.12	*	(15)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.

10.13	*	(16)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company

10.14		(17)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.

10.15		(18)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.

10.16	*	(19)	Stock Grant Plan for Outside Directors.

10.17(1)	*	(20)	Form of Employment Agreement by and between the Company and certain of its executives.

10.18		(21)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.

10.19		(22)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.

10.20		(23)	Employment Agreement with Michael Rigby, dated December 5, 2005.

10.21		(24)	Amendments to the Employment Agreement by and between the Company and Dan Crow, dated August 1, 2008.

10.22		(24)	Amendments to the Employment Agreement by and between the Company and Alan Van Ongevalle (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.

10.27		(24)	Amendments to the Employment Agreement by and between the Company and Philip McConnell (as described in the Form 8-K filed by the Company on June 12, 2006), dated August 1, 2008.

10.28		(25)	Amendments to the Employment Agreement by and between the Company and John H Marmaduke, dated February 1, 2009.

10.29		(26)	Stock transfer agreement between the Company and the John H. Marmaduke Family Limited Partnership.

10.30		(28)	Amended and Restated Loan and Security Agreement, dated as of July 22, 2010, by and between Hastings Entertainment, Inc. and Bank of America, N.A., acting in its capacity as agent for various lenders identified therein.

10.31		(30)	Employment Agreement by and between the Company and Scott Voth, dated January 5, 2011.

10.32		(29)	First Amendment to Amended and Restated Loan Agreement, dated as of July 21, 2011, by and between Hastings Entertainment, Inc. and Bank of America, N.A., acting in its capacity as agent for various lenders identified therein.

10.33		(30)	Second Amendment to Amended and Restated Loan Agreement, dated as of January 4, 2013, by and between Hastings Entertainment, Inc. and Bank of America, N.A., acting in its capacity as agent for various lenders identified therein.

21.1		(27)	Subsidiaries of the Company.

23.1		(31)	Consent of Ernst & Young LLP.

24.1		(31)	Powers of Attorney (included on signature page).

31.1		(31)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d- 14(a).

31.2		(31)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d- 14(a).

32.1		(31)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS		(32)	XBRL Instance Document

101.SCH		(32)	XBRL Taxonomy Extension Schema

101.CAL		(32)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF		(32)	XBRL Taxonomy Extension Definition Linkbase

101.LAB		(32)	XBRL Taxonomy Extension Label Linkbase

101.PRE		(32)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed Exhibit 3.1 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008, and incorporated herein by reference.
(3)	Previously filed as Exhibit 4.1 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(4)	Previously filed as Exhibit 10.1 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(5)	Previously filed as Exhibit 10.4 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(6)	Previously filed as Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(7)	Previously filed as Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(8)	Previously filed as Exhibit 10.7 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(9)	Previously filed as Exhibit 10.8 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(10)	Previously filed as Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(11)	Previously filed as Exhibit 10.10 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(12)	Previously filed as Exhibit 10.11 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(13)	Previously filed as Exhibit 10.12 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(14)	Previously filed as Exhibit 10.13 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(15)	Previously filed as Exhibit 10.14 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(16)	Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.
(17)	Previously filed as Exhibit 10.16 to the Company’s Registration Statement on Form S-1/A, dated June 11, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(18)	Previously filed as Exhibit 10.18 to the Company’s Registration Statement on Form S-1, dated March 13, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(19)	Previously filed as Exhibit 10.21 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(20)	Previously filed as Exhibit 10.20 to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(21)	Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.
(22)	Previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.
(23)	Previously filed as an exhibit (with an exhibit number corresponding to the one used in the above table) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2007, and incorporated herein by reference.
(24)	Previously filed as an exhibit (with an exhibit number corresponding to the one used in the above table) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009, and incorporated herein by reference
(25)	Previously filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-24381) filed on April 16, 2009, and incorporated herein by reference.
(26)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-24381) filed December 4, 2009, and incorporated herein by reference.
(27)	Previously filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, as amended, and incorporated herein by reference.
(28)	Previously filed as an exhibit (with an exhibit number corresponding to the one used in the above table) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, and incorporated herein by reference.
(29)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-24381) filed July 26, 2011, and incorporated herein by reference
(30)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-24381) filed January 7, 2013 and incorporated herein by reference.
(31)	Filed herewith.
(32)	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Annual Report on Form 10-K shall be deemed “furnished” and not “filed.”

Financial Statement Schedule II –

HASTINGS ENTERTAINMENT, INC.

Valuation and Qualifying Accounts and Reserves

Years Ended January 31, 2013, 2012 and 2011

(Amounts in thousands)

	Fiscal Year
	2012	2011	2010
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
Balance at the beginning of period	$5,348	$6,374	$5,288
Additions charged to costs and expenses	8,478	10,545	13,064
Deductions for write-offs	(9,662)	(11,571)	(11,978)

Balance at end of period	$4,164	$5,348	$6,374

Reserves added to liabilities:
Allowance for costs of inventory returns:
Balance at the beginning of period	$724	$833	$891
Additions charged to costs and expenses	3,796	4,152	4,388
Deductions for write-offs and payments	(3,707)	(4,261)	(4,446)

Balance at end of period	$813	$724	$833

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.

Date: April 22, 2013	By:	/s/ Dan Crow
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

Signature	Title	Date

/s/ John H. Marmaduke John H. Marmaduke	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 22, 2013

/s/ Danny W. Gurr Danny W. Gurr	Director	April 22, 2013

/s/ Ann S. Lieff Ann S. Lieff	Director	April 22, 2013

/s/ Frank O. Marrs Frank O. Marrs	Director	April 22, 2013

/s/ Jeffrey G. Shrader Jeffrey G. Shrader	Director	April 22, 2013

/s/ Dan Crow Dan Crow	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 22, 2013