Form 10-Q
period 2013-04-30
HASTINGS ENTERTAINMENT INC
filed 2013-06-05
CIK 1054579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock, $.01 par value per share	8,134,813 shares

HASTINGS ENTERTAINMENT, INC.

Form 10-Q

For the Quarterly Period Ended April 30, 2013

HASTINGS ENTERTAINMENT, INC.

Consolidated Balance Sheets

April 30, 2013 and January 31, 2013

(Dollars in thousands, except par value)

	April 30, 2013	January 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,532	$3,730
Merchandise inventories, net	146,364	145,337
Prepaid expenses and other current assets	11,230	10,427

Total current assets	161,126	159,494
Rental assets, net of accumulated depreciation of $17,496 and $18,827 at April 30, 2013 and January 31, 2013, respectively	10,677	11,353
Property, equipment and improvements, net of accumulated depreciation of $227,834 and $227,469 at April 30, 2013 and January 31, 2013, respectively	30,035	32,099
Intangible assets, net	244	244
Other assets	668	2,792

Total Assets	$202,750	$205,982

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$58,084	$54,928
Accrued expenses and other current liabilities	30,471	27,396

Total current liabilities	88,555	82,324
Long term debt	36,476	41,805
Deferred income taxes	53	50
Other liabilities	5,842	7,828

Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,134,813 shares outstanding at April 30, 2013; 11,944,544 shares issued and 8,146,513 shares outstanding at January 31, 2013	119	119
Additional paid-in capital	36,396	36,375
Retained earnings	56,436	58,642
Accumulated other comprehensive income	309	247
Treasury stock, at cost 3,809,731 shares and 3,798,031 shares at April 30, 2013 and January 31, 2013, respectively	(21,436)	(21,408)

Total Shareholders’ Equity	71,824	73,975

Total Liabilities and Shareholders’ Equity	$202,750	$205,982

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Operations

For the Three Months Ended April 30, 2013 and 2012

(Dollars in thousands, except per share amounts)

	Three Months Ended April 30,
	2013	2012
Merchandise revenue	$94,800	$99,519
Rental revenue	14,213	15,826
Gift card breakage revenue	114	142

Total revenues	109,127	115,487
Merchandise cost of revenue	64,433	67,529
Rental cost of revenue	4,903	5,515

Total cost of revenues	69,336	73,044

Gross profit	39,791	42,443
Selling, general and administrative expenses	41,745	41,290

Operating income (loss)	(1,954)	1,153
Other income (expense):
Interest expense	(263)	(278)
Other, net	70	24

Income (loss) before income taxes	(2,147)	899
Income tax expense	59	66

Net income (loss)	$(2,206)	$833

Basic income (loss) per share	$(0.27)	$0.10

Diluted income (loss) per share	$(0.27)	$0.10

Weighted-average common shares outstanding:
Basic	8,143	8,263
Dilutive effect of stock awards	—	10

Diluted	8,143	8,273

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Comprehensive Income (Loss)

For the Three Months Ended April 30, 2013 and 2012

(Dollars in thousands, except per share data)

	Three months ended April 30,
	2013	2012
Net income (loss)	$(2,206)	$833
Other comprehensive income before income taxes Unrealized gains in investments available for sale in Supplemental Executive Retirement Plan	62	70

Other comprehensive income, before income taxes	62	70
Income taxes related to components of other comprehensive income	—	—

Other comprehensive income, net of income taxes	62	70

Comprehensive income (loss)	$(2,144)	$903

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2013 and 2012

(Dollars in thousands)

	Three Months Ended April 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(2,206)	$833
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Rental asset depreciation expense	1,160	1,668
Purchases of rental assets	(2,281)	(2,930)
Property, equipment and improvements depreciation expense	3,372	3,781
Deferred income taxes	3	3
Loss on rental assets lost, stolen and defective	24	224
Loss on disposal or impairment of property and equipment, excluding rental assets	16	77
Non-cash stock-based compensation	22	164
Changes in operating assets and liabilities:
Merchandise inventories, net	746	8,894
Prepaid expenses and other current assets	(804)	2,483
Trade accounts payable	3,917	2,309
Accrued expenses and other current liabilities	3,076	384
Other assets and liabilities, net	198	(265)

Net cash provided by operating activities	7,243	17,625

Cash flows from investing activities:
Purchases of property, equipment and improvements	(1,324)	(1,609)

Net cash used in investing activities	(1,324)	(1,609)

Cash flows from financing activities:
Borrowings under revolving credit facility	103,415	98,194
Repayments under revolving credit facility	(108,743)	(115,543)
Purchase of treasury stock	(28)	(194)
Change in cash overdraft	(761)	2,945

Net cash used in financing activities	(6,117)	(14,598)

Net increase/(decrease) in cash and cash equivalents	(198)	1,418
Cash and cash equivalents at beginning of period	3,730	4,172

Cash and cash equivalents at end of period	$3,532	$5,590

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiary (“Hastings,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating earnings, is generated in the fourth fiscal quarter, which includes the holiday selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

The balance sheet at January 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2014 is referred to as fiscal year 2013.

2.	Stock-Based Compensation

We have various stock incentive plans, which allow us to issue stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other awards. Stock-based compensation is discussed more fully in Note 13 to the Audited Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

For the three months ended April 30, 2013 and 2012, we recognized approximately $22,000 and $164,000, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, and restricted stock units.

As of April 30, 2013, we had 259,179 shares available to grant as stock-based compensation awards under our various stock incentive plans.

3.	Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future expected profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at April 30, 2013 included accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in the consolidated statement of operations.

The following table provides a roll-forward of our store closing reserves:

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

Store Closing Reserve
Balance at January 31, 2013	$2,105
Additions to provision	—
Changes in estimates	66
Cash outlay, net	(196)

Balance at April 30, 2013	$1,975

4.	Long-term Debt

We have entered into an Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent (as subsequently amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of $115 million, allows for the payment of dividends, has a maturity date of January 4, 2017, and provides that we may repurchase up to $10.0 million worth of our common stock. The Credit Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Credit Agreement. The Credit Agreement includes certain debt and acquisition limitations and requires a minimum Availability (as defined in the Credit Agreement) that is greater than or equal to $10.0 million at all times. Our obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.

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

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2013, was approximately $0.8 million, which reduces the excess availability under the Credit Agreement.

At April 30, 2013, we had approximately $59.6 million in excess availability, after the availability reserve, under the Credit Agreement. The average rate of interest incurred for the three months ended April 30, 2013 and 2012 was 2.5%. Deferred financing costs that were amortized into interest expense during the three months ended April 30, 2013 and 2012 are excluded from the calculation of the average rate of interest for each respective period.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

5.	Income (loss) per Share

The computations for basic and diluted income per share are as follows:

	Three Months Ended April 30,
	2013	2012
Net income (loss)	$(2,206)	$833

Average shares outstanding:
Basic	8,143	8,263
Effect of stock awards	—	10

Diluted	8,143	8,273

Income (loss) per share:
Basic	$(0.27)	$0.10

Diluted	$(0.27)	$0.10

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended April 30,
	2013	2012
Shares of common stock underlying options	595	540
Exercise price range per share	$2.05 to $8.70	$3.25 to $9.67

6.	Fair Value Measurements

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

As of both April 30, 2013 and January 31, 2013, we had approximately $2.1 million in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs. On February 25, 2013, the Board of Directors approved the termination of the SERP, and distributions will commence in August 2013 with the expectation that the distributions will be completed by February 2014. Consequently, these assets were reclassified from Other Assets to Prepaid Expenses and Other Current Assets during the first quarter of fiscal 2013 in the consolidated balance sheets.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

Our long-term debt approximates fair value as of both April 30, 2013 and January 31, 2013, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into a second amendment to the Credit Agreement on January 4, 2013, at which time our current interest rates were determined. See Note 4 on Debt for a more detailed discussion of our bank credit agreement.

7.	Income Taxes

The effective tax rate for the three months ended April 30, 2013 was (2.7%) primarily due to Texas state income tax expense, which is based primarily on gross margin.

During the fourth quarter of fiscal 2011, we established a valuation allowance. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined, and we continue to believe, that it is more likely than not that our deferred tax assets will not be realized. As such, we evaluated and increased the valuation allowance to approximately $11.8 million at April 30, 2013. Our effective rate is significantly lower than statutory rates due to the valuation allowance. We reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

8.	Litigation and Contingencies

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

9.	Recent Accounting Pronouncements

During February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The Company adopted ASU 2013-02 beginning with the first quarter of fiscal 2013. There was no impact on the Company’s financial statements during the first quarter of fiscal 2013, and we do not anticipate ASU 2013-02 having a material impact on the Company’s financial statements during the remainder of fiscal 2013.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

General

Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-Ray, video games, video game consoles, hobby, sports and recreation and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of April 30, 2013, we operated 134 superstores principally in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas and TRADESMART, located in Littleton, Colorado. Sun Adventure Sports sells a wide range of bicycles and related accessories, skateboards, and various other athletic equipment, apparel, and shoes, and offers bicycle repair services and cycling classes. TRADESMART, born from the culture of recycling, features over 400,000 predominantly used and new books, CDs, DVDs, Blu-rays, video games and video game systems, as well as consumer electronics, trends, skateboards and paintball merchandise, and much more available for purchase. TRADESMART also buys back for cash or store credit entertainment products that customers have previously enjoyed.

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

References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ending January 31, 2014 is referred to as fiscal 2013.

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

	Three Months Ended April 30,
	2013	2012
Merchandise revenue	86.9%	86.2%
Rental revenue	13.0	13.7
Gift card breakage revenue	0.1	0.1

Total revenues	100.0	100.0
Merchandise cost of revenue	68.0	67.9
Rental cost of revenue	34.5	34.8

Total cost of revenues	63.5	63.2

Gross profit	36.5	36.8
Selling, general and administrative expenses	38.3	35.8

Operating income (loss)	(1.8)	1.0
Other income (expense):
Interest expense	(0.2)	(0.2)
Other, net	0.1	—

Income (loss) before income taxes	(1.9)	0.8
Income tax expense	0.1	0.1

Net income (loss)	(2.0)%	0.7%

Summary of Superstore Activity (1)

	Three Months Ended April 30,		Year Ended January 31,
	2013	2012	2013
Beginning number of stores	137	140	140
Openings	—	—	—
Closings	(3)	(2)	(3)

Ending number of stores	134	138	137

(1)	As of April 30, 2013, we operated three concept stores, consisting of two Sun Adventure Sports and one TRADESMART, which were not included in the summary of superstore activity.

Financial Results for the First Quarter of Fiscal Year 2013

Revenues. Total revenues for the first quarter decreased approximately $6.4 million, or 5.5%, to $109.1 million compared to $115.5 million for the first quarter of fiscal 2012. As of April 30, 2013, we operated 4 fewer superstores, as compared to April 30, 2012. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended April 30,
	2013		2012		Decrease
	Revenues	Percent Of Total	Revenues	Percent Of Total	Dollar	Percent
Merchandise Revenue	$94,800	86.9%	$99,519	86.2%	$(4,719)	-4.7%
Rental Revenue	14,213	13.0%	15,826	13.7%	(1,613)	-10.2%
Gift Card Breakage Revenue	114	0.1%	142	0.1%	(28)	-19.7%

Total Revenues	$109,127	100.0%	$115,487	100.0%	$(6,360)	-5.5%

Comparable-store revenues (“Comp”)

Total	-4.7%
Merchandise	-4.0%
Rental	-9.0%

Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended April 30,
	2013	2012
Electronics	18.4%	13.1%
Hardback Café	9.1%	6.8%
Trends	7.9%	12.7%
Movies	3.9%	-3.7%
Consumables	-5.5%	-0.5%
Books	-8.4%	-0.8%
Music	-13.1%	-9.4%
Games	-21.6%	-21.3%

Electronics Comps increased 18.4% for the quarter, resulting primarily from our new product categories which were introduced in forty-four stores during fiscal year 2012 and five additional stores by the first week of April 2013. Continued sales growth in headphones, home electronics, refurbished televisions, tablets and tablet and phone accessories contributed to the positive electronics comps. Hardback Café Comps increased 9.1% for the quarter, primarily due to increased sales in hot beverages and blended coffee drinks, which can be attributed to the success of the Mocha Madness promotional campaign during the quarter. Trends Comps increased 7.9% for the quarter, primarily due to increased sales of boutique gift items and action figures and recreation and lifestyles and hobby products, such as exercise accessories, airsoft and paintball guns and model rockets. Movie Comps increased 3.9% for the quarter, primarily due to strong sales in new DVDs, Blu-rays and boxed sets and an overall stronger slate of new releases as compared to the first quarter of fiscal 2012. Consumable Comps decreased 5.5% for the quarter, primarily due to lower sales of bottled drinks and assorted snacks. The decrease in sales of bottled drinks resulted from having fewer promotional pricing events. Books Comps decreased 8.4% for the quarter, primarily due to a weaker new release schedule for new books as compared to the first quarter of fiscal 2012, which included strong sales from the Hunger Games trilogy. Music Comps decreased 13.1% during the quarter, primarily resulting from lower sales of new and used CDs and the increasing popularity of digital delivery. Video Game Comps decreased 21.6% for the quarter, primarily resulting from lower sales of new and used video games and video game hardware and accessories. The longevity of the current console cycle continues to contribute to weak overall sales in the video game industry.

Rental Comps decreased 9.0% during the quarter, primarily due to fewer rentals of DVDs and video games, partially offset by an increase in rentals of Blu-ray movies. Rental Video Comps decreased 7.4% for the quarter and continue to be impacted by competitor rental kiosks and subscription-based rental services. Rental Video Game Comps, which continue to be affected by the longevity of the current console cycle, decreased 22.0% for the quarter.

Gross Profit – Merchandise. For the first quarter, total merchandise gross profit dollars decreased approximately $1.6 million, or 5.0%, to $30.4 million from $32.0 million for the same period in the prior year, primarily due to a decrease in revenue and a slight decrease in margin rates. As a percentage of total merchandise revenue, merchandise gross profit decreased to 32.0% for the quarter compared to 32.1% for the same period in the prior year. The decrease in gross profit rate resulted primarily from a shift in mix of revenues by category as compared to the same quarter in the prior year, partially offset by lower shrinkage and freight costs.

Gross Profit – Rental. For the first quarter, total rental gross profit dollars decreased approximately $1.0 million, or 9.7%, to $9.3 million from $10.3 million for the same period in the prior year, primarily due to a decrease in revenue. As a percentage of total rental revenue, rental gross profit increased to 65.5% for the quarter compared to 65.2% for the same period in the prior year, resulting primarily from lower depreciation and shrinkage expense. Depreciation is a function of rental asset purchases, which were lower for the first quarter of fiscal 2013 than the same quarter in the last year due to lower anticipated rental revenues.

Selling, General and Administrative Expenses (“SG&A”). SG&A increased approximately $0.4 million during the quarter, or 1.0%, to $41.7 million compared to $41.3 million for the same quarter last year. The increase results from $1.4 million in severance charges from a corporate restructuring that was initiated in February 2013 and recognized during the first quarter of fiscal 2013, partially offset by a $0.4 million reduction in depreciation expense, a $0.3 million reduction in store advertising costs and a $0.2 million reduction in store supplies costs. As a percentage of total revenue, SG&A increased for the first quarter to 38.3% from 35.8% for the same quarter in the prior year, primarily due to deleveraging resulting from lower revenues, as well as the severance charges recognized during the first quarter.

Interest Expense. For both the first quarter of fiscal 2013 and fiscal 2012, interest expense was approximately $0.3 million, as interest rates for both periods averaged 2.5%.

Income Tax Expense. As the Company has a net operating loss and a net deferred tax asset, which has been offset by a full valuation allowance at the end of fiscal 2011, there is no tax liability, with the exception of Texas state income tax, which is based primarily on gross margin; therefore, the effective tax rate for the first quarter of fiscal 2013 is (2.7%). The valuation allowance is approximately $11.8 million as of April 30, 2013. We reassess the valuation quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Stock Repurchase

During the first quarter of fiscal 2013, we purchased a total of 11,700 shares of common stock at a cost of $27,552 or $2.35 per share. We purchased these shares as part of a stock repurchase program originally announced in September 2001 and subsequently extended and expanded. As of April 30, 2013 a total of $5.7 million remained available under the stock repurchase program.

Store Activity

Since March 18, 2013, which was the last date we reported store activity, we have the following activity to report.

•	Store closed in Huntsville, Texas during April 2013.

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

	Three months ended April 30,
	2013	2012
Net cash provided by operating activities	$7,243	$17,625
Purchase of property, equipment and improvements, net	(1,324)	(1,609)

Free cash flow	$5,919	$16,016

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

	Three months ended April 30,
	2013	2012
Net income	$(2,206)	$833
Adjusted for
Interest expense, net	263	278
Income tax expense	59	66
Property and equipment depreciation expense	3,372	3,781

EBITDA	1,488	4,958
Gift card breakage revenue	(114)	(142)
Non-cash stock-based compensation	22	164

Adjusted EBITDA	$1,396	$4,980

Liquidity and Capital Resources

We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first quarters of fiscal 2013 and 2012 being cash flow from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. We believe our cash flow from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, store reformations and other capital commitments through fiscal 2013 and, to the extent such is approved by our board of directors (at its sole discretion), to allow for a possible annual dividend to be paid in fiscal 2013.

At April 30, 2013, total outstanding debt was approximately $36.5 million. We project our outstanding debt level will be in the range of $40.0 million to $44.0 million by the end of fiscal 2013. At April 30, 2013, we had approximately $59.6 million in excess availability under the Credit Agreement (as defined below), after the $10 million availability reserve.

Consolidated Cash Flows

Operating Activities. Net cash provided by operating activities totaled approximately $7.2 million for the three months ended April 30, 2013, compared to cash provided by operating activities of $17.6 million for the three months ended April 30, 2012. Net loss for the current quarter was approximately $2.2 million compared to net income of $0.8 million for the same period in fiscal 2012. Merchandise inventories decreased approximately $0.7 million for the current quarter, compared to $8.9 million during the same period in fiscal 2012, primarily due to a large reduction in inventory purchases, as well as a higher volume of returns, in the first quarter of fiscal 2012 in anticipation of lower revenues. The reduction in inventory purchases for the first quarter of fiscal 2013 was less significant due to purchases of new products being brought in early and staged in our distribution center in support of our introduction of new product categories. Trade accounts payable increased $3.9 million for the current quarter compared to an increase of $2.3 million during the same period in fiscal 2012. Merchandise inventories, net of trade accounts payable, decreased approximately $4.7 million for the current quarter compared to a decrease of $11.2 million for the same quarter in the prior year, primarily due to the lower decrease in merchandise inventories in the current period and differences of timing of payments to vendors surrounding the holiday purchases in the current year compared to the prior year. Accrued expenses and other current liabilities increased $3.1 million during the current quarter compared to an increase of $0.4 million during the same period in fiscal 2012, primarily due to an increase in employee liabilities as a result of the corporate restructuring in February 2013, partially offset by a reduction in accrued bonuses. For fiscal 2013, we estimate net cash provided by operations of approximately $9.0 to $11.0 million as compared to net cash provided by operations of approximately $22.2 million in fiscal 2012. The expected decrease from fiscal 2012 net cash provided by operations to estimated fiscal 2013 net cash provided by operations results primarily from a relatively flat inventory balance, as well as the fact that we received a $5.4 million payment of income tax receivable during fiscal 2012.

Investing Activities. Net cash used in investing activities decreased approximately $0.3 million from $1.6 million for the three months ended April 30, 2012, to $1.3 million for the three months ended April 30, 2013. This decrease was primarily due to managing discretionary spending during the first quarter of fiscal 2013. For fiscal 2013, we project capital expenditures to be approximately $8.0 million to $9.0 million, as we continue to manage discretionary spending during fiscal 2013.

Financing Activities. Cash used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the three months ended April 30, 2013, cash used in financing activities was approximately $6.1 million compared to $14.6 million for the three months ended April 30, 2012. For the current three months, net repayments to our revolving credit facility were approximately $5.3 million compared to net repayments of approximately $17.3 million for the same quarter in the prior year. Changes in our cash overdraft position increased from cash provided of approximately $2.9 million for the three months ended April 30, 2012 to cash used of $0.8 million for the three months ended April 30, 2013, due to the timing of payments issued to vendors during the period. The Company purchased approximately $28,000 of treasury stock during the three months ended April 30, 2013 compared to $0.2 million during the three months ended April 30, 2012.

On December 4, 2009, we entered into a stock transfer agreement with the Marmaduke Family Limited Partnership (the “Partnership”). Under the stock transfer agreement, for a period of three years following the death of Mr. John H. Marmaduke, the Company’s Chief Executive Officer, the Partnership may tender for purchase to the Company, and, if so tendered, the Company will be required to purchase, shares of the Company’s common stock belonging to the Partnership with an aggregate fair market value of $5.0 million. During this three year period, the Partnership may elect to tender portions of such shares in various lots and parcels, at any time and from time to time, and any tender shall not exhaust or limit the Partnership’s right to tender additional shares, subject to the limitations of the stock transfer agreement. Under the stock transfer agreement, the Company is not obligated to purchase, and the Partnership does not have the right to tender, any shares with an aggregate fair market value in excess of $5.0 million. In the event that Mr. Marmaduke resigns as an officer or director of the Company prior to his death, the Partnership’s right to tender the shares to the Company shall terminate. The stock transfer agreement shall terminate on the earlier of February 9, 2019, or four years after the death of Mr. Marmaduke. The Company is currently the beneficiary of a $10 million key-man life insurance policy on Mr. Marmaduke; a portion of the proceeds of which would be used to complete any purchases of shares resulting from the stock transfer agreement.

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

At April 30, 2013, we had approximately $59.6 million in excess availability, after the $10 million availability reserve, under the Credit Agreement. We expect to have approximately $53.0 million to $57.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2014. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rate of interest incurred for the three months ended April 30, 2013 and 2012 was 2.5%. Deferred financing costs that were amortized into interest expense during the three months ended April 30, 2013 and 2012 are excluded from the calculation of the average rate of interest for each respective period.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2013, was approximately $0.8 million, which reduces the excess availability under the Credit Agreement.

At April 30, 2013, our minimum lease commitments for fiscal 2013 were approximately $17.5 million. Total existing minimum operating lease commitments for fiscal years 2013 through 2026 were approximately $128.9 million as of April 30, 2013.

Dividend Program. On December 7, 2012, our Board of Directors adopted a dividend policy under which we paid an initial annual dividend of $0.02 per share on December 31, 2012. The cash dividend policy and the declaration and payment of each annual dividend will be subject to the Board’s continuing determination that the policy and the declaration of dividends are in the best interest of our stockholders and are in compliance with applicable law. The Board retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future.

Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of April 30, 2013, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At April 30, 2013, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based, at our option, on the lender’s Base Rate or LIBOR, plus a specified percentage. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2013 outstanding balance of the variable rate debt would be approximately $0.4 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

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

There has not been any change in our internal control over financial reporting during our fiscal quarter ended April 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A – RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended January 31, 2013 includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

A summary of our purchases of shares of common stock for the three months ended April 30, 2013 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
February 1, 2013 through February 28, 2013	—	—	—	N/A
March 1, 2013 through March 31, 2013	3,300	2.24	3,300	N/A
April 1, 2013 through April 30, 2013	8,400	2.40	8,400	N/A

Total	11,700	$2.35	11,700	$5,715,876

(1)	All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock. To date, the Board of Directors has approved the repurchase of up to an additional $32.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.
(2)	A total of 5,599,249 shares have been purchased under the repurchase plan at a total cost of approximately $31.8 million, or approximately $5.68 per share.

ITEM 6 – EXHIBITS.

a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. Any exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(2)	Amended and Restated Bylaws of the Company.

4.1	(3)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(5)	XBRL Instance Document

101.SCH	(5)	XBRL Taxonomy Extension Schema

101.CAL	(5)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	(5)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(5)	XBRL Taxonomy Extension Label Linkbase

101.PRE	(5)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(4)	Filed herewith.
(5)	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC

Date: June 5, 2013	/s/ Dan Crow
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