Form 10-Q
period 2013-07-31
HASTINGS ENTERTAINMENT INC
filed 2013-09-10
CIK 1054579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock, $.01 par value per share	8,143,317 shares

HASTINGS ENTERTAINMENT, INC.

Form 10-Q

For the Quarterly Period Ended July 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HASTINGS ENTERTAINMENT, INC.

Consolidated Balance Sheets

July 31, 2013 and January 31, 2013

(Dollars in thousands, except par value)

	July 31, 2013	January 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,482	$3,730
Merchandise inventories, net	144,602	145,337
Prepaid expenses and other current assets	11,136	10,427

Total current assets	159,220	159,494
Rental assets, net of accumulated depreciation of $16,907 and $18,827 at July 31, 2013 and January 31, 2013, respectively	9,939	11,353
Property, equipment and improvements, net of accumulated depreciation of $227,044 and $227,469 at July 31, 2013 and January 31, 2013, respectively	29,594	32,099
Intangible assets, net	244	244
Other assets	681	2,792

Total Assets	$199,678	$205,982

Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$45,539	$54,928
Accrued expenses and other current liabilities	28,795	27,396

Total current liabilities	74,334	82,324
Long term debt	51,872	41,805
Deferred income taxes	55	50
Other liabilities	5,636	7,828
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,143,317 shares outstanding at July 31, 2013; 11,944,544 shares issued and 8,146,513 shares outstanding at January 31, 2013	119	119
Additional paid-in capital	36,325	36,375
Retained earnings	52,333	58,642
Accumulated other comprehensive income	340	247
Treasury stock, at cost 3,801,227 shares and 3,798,031 shares at July 31, 2013 and January 31, 2013, respectively	(21,336)	(21,408)

Total Shareholders’ Equity	67,781	73,975

Total Liabilities and Shareholders’ Equity	$199,678	$205,982

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Operations

For the Three and Six Months Ended July 31, 2013 and 2012

(Dollars in thousands, except per share amounts)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Merchandise revenue	$82,795	$89,314	$177,595	$188,833
Rental revenue	12,903	15,087	27,116	30,913
Gift card breakage revenue	83	(348)	197	(206)

Total revenues	95,781	104,053	204,908	219,540
Merchandise cost of revenue	55,696	59,050	120,128	126,579
Rental cost of revenue	4,466	5,038	9,369	10,553

Total cost of revenues	60,162	64,088	129,497	137,132

Gross profit	35,619	39,965	75,411	82,408
Selling, general and administrative expenses	39,388	43,035	81,134	84,325

Operating loss	(3,769)	(3,070)	(5,723)	(1,917)
Other income (expense):
Interest expense	(332)	(292)	(596)	(570)
Other, net	52	72	123	96

Loss before income taxes	(4,049)	(3,290)	(6,196)	(2,391)
Income tax expense	54	66	113	132

Net loss	$(4,103)	$(3,356)	$(6,309)	$(2,523)

Basic loss per share	$(0.50)	$(0.41)	$(0.77)	$(0.31)

Diluted loss per share	$(0.50)	$(0.41)	$(0.77)	$(0.31)

Weighted-average common shares outstanding:
Basic	8,140	8,214	8,142	8,238
Dilutive effect of stock awards	—	—	—	—

Diluted	8,140	8,214	8,142	8,238

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Comprehensive Loss

For the Three and Six Months Ended July 31, 2013 and 2012

(Dollars in thousands)

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net loss	$(4,103)	$(3,356)	$(6,309)	$(2,523)
Other comprehensive income (loss) before income taxes
Unrealized gains (losses) in investments available for sale in Supplemental Executive Retirement Plan	31	(33)	93	36

Other comprehensive income (loss), before income taxes	31	(33)	93	36
Income taxes related to components of other comprehensive income (loss)	—	(13)	—	14

Other comprehensive income (loss), net of income taxes	31	(20)	93	22

Total comprehensive loss	$(4,072)	$(3,376)	$(6,216)	$(2,501)

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Cash Flows

For the Six Months Ended July 31, 2013 and 2012

(Dollars in thousands)

	Six Months Ended July 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(6,309)	$(2,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Rental asset depreciation expense	1,943	3,069
Purchases of rental assets	(3,632)	(4,835)
Property, equipment and improvements depreciation expense	6,637	7,707
Deferred income taxes	5	5
Loss on rental assets lost, stolen and defective	188	363
Loss on disposal or impairment of property and equipment, excluding rental assets	73	93
Non-cash stock-based compensation	93	371
Changes in operating assets and liabilities:
Merchandise inventories	3,651	11,191
Prepaid expenses and other current assets	1,429	4,964
Trade accounts payable	(8,661)	(505)
Accrued expenses and other current liabilities	(527)	1,189
Other assets and liabilities, net	(201)	(246)

Net cash provided by (used in) operating activities	(5,311)	20,843

Cash flows from investing activities:
Purchases of property, equipment and improvements	(4,207)	(3,754)

Net cash used in investing activities	(4,207)	(3,754)

Cash flows from financing activities:
Borrowings under revolving credit facility	217,661	205,596
Repayments under revolving credit facility	(207,592)	(222,982)
Purchase of treasury stock	(128)	(214)
Change in cash overdraft	(728)	736
Proceeds from exercise of stock options	57	—

Net cash provided by (used in) financing activities	9,270	(16,864)

Net (decrease) increase in cash and cash equivalents	(248)	225
Cash and cash equivalents at beginning of period	3,730	4,172

Cash and cash equivalents at end of period	$3,482	$4,397

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

The consolidated balance sheet at January 31, 2013 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

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

For the three months ended July 31, 2013 and 2012, we recognized approximately $71,000 and $207,000, respectively, of stock-based compensation expense. For the six months ended July 31, 2013 and 2012, we recognized approximately $93,000 and $371,000, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, and restricted stock units.

As of July 31, 2013, we had 273,059 shares available to grant as stock-based compensation awards under our various stock incentive plans.

3. Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future expected profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” in the consolidated balance sheet at July 31, 2013 included accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores. Expenses related to store closings are included in SG&A expenses in the consolidated statement of operations.

Hastings Entertainment, Inc

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

The following table provides a roll-forward of our store closing reserve:

Store Closing Reserve
Balance at January 31, 2013	$2,105
Additions to provision	—
Changes in estimates	73
Cash outlay, net	(962)

Balance at July 31, 2013	$1,216

4. Long-term Debt

On January 4, 2013, we entered into an Amended and Restated Loan and Security Agreement with Bank of America, N.A., as lender and agent (as subsequently amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of $115 million, allows for the payment of dividends, has a maturity date of January 4, 2017, and provides that we may repurchase up to $10 million worth of our common stock. The Credit Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Credit Agreement. The Credit Agreement includes certain debt and acquisition limitations and requires a minimum Availability (as defined in the Credit Agreement) that is greater than or equal to $10 million at all times. Our obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.

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

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2013, was approximately $0.7 million, which reduces the excess availability under the Credit Agreement.

At July 31, 2013, we had approximately $47.3 million in excess availability, after the availability reserve, under the Credit Agreement. The average rate of interest incurred for the three months ended July 31, 2013 and 2012 was 2.5%. The average rates of interest incurred for the six months ended July 31, 2013 and 2012 was 2.5%. Deferred financing costs that were amortized into interest expense during the three and six months ended July 31, 2013 are excluded from the calculation of the average rate of interest for each respective period.

Hastings Entertainment, Inc

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

5. Loss per Share

The computations for basic and diluted loss per share are as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Net loss	$(4,103)	$(3,356)	$(6,309)	$(2,523)

Average shares outstanding:
Basic	8,140	8,214	8,142	8,238
Effect of stock awards	—	—	—	—

Diluted	8,140	8,214	8,142	8,238

Loss per share:
Basic	$(0.50)	$(0.41)	$(0.77)	$(0.31)

Diluted	$(0.50)	$(0.41)	$(0.77)	$(0.31)

The following options to purchase shares of common stock were not included in the computation of diluted income per share because their inclusion would have been antidilutive:

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Shares of common stock underlying options	544	537	544	537
Exercise price range per share	$1.69 to $8.70	$2.06 to $9.67	$1.69 to $8.70	$2.06 to $9.67

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

As of both July 31, 2013 and January 31, 2013, we had approximately $2.1 million in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs. On February 25, 2013, the Board of Directors approved the termination of the SERP, and distributions will commence in August 2013 with the expectation that the distributions will be completed by February 2014. Consequently, these assets were reclassified from Other Assets to Prepaid Expenses and Other Current Assets during the first quarter of fiscal 2013.

Hastings Entertainment, Inc

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

Our long-term debt approximates fair value as of both July 31, 2013 and January 31, 2013, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into a second amendment to the Credit Agreement on January 4, 2013, at which time our current interest rates were determined. See Note 4 on Debt for a more detailed discussion of our Credit Agreement.

7. Income Taxes

The effective tax rates for the three and six months ended July 31, 2013 were (1.3%) and (1.8%), respectively, primarily due to Texas state income tax expense, which is based primarily on gross margin.

During the fourth quarter of fiscal 2011, we established a valuation allowance on our deferred tax assets. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined, and we continue to believe, that it was more likely than not that our deferred tax assets will not be realized. As such, we evaluated and increased the valuation allowance to approximately $13.2 million at July 31, 2013. Our effective rate is significantly lower than statutory rates due to the valuation allowance. We reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

8. Litigation and Contingencies

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows individually and in the aggregate.

9. Recent Accounting Pronouncements

During February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The Company adopted ASU 2013-02 beginning with the first quarter of fiscal 2013. There was no impact on the Company’s financial statements during the first six months of fiscal 2013, and we do not anticipate ASU 2013-02 having a material impact on the Company’s financial statements during the remainder of fiscal 2013.

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements during the remainder of fiscal 2013.

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

General

Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-Ray, video games, video game consoles, hobby, sports and recreation and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of July 31, 2013, we operated 130 superstores principally in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas and TRADESMART, located in Littleton, Colorado. Sun Adventure Sports sells a wide range of bicycles and related accessories, skateboards, and various other athletic equipment, apparel, and shoes, and offers bicycle repair services and cycling classes. TRADESMART, born from the culture of recycling, features over 400,000 predominantly used and new books, CDs, DVDs, Blu-Rays, video games and video game systems, as well as consumer electronics, trends, skateboards and paintball merchandise, and much more available for purchase. TRADESMART also buys back for cash or store credit entertainment products that customers have previously enjoyed.

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

We also review the carrying value of our rental assets to ensure that estimated future cash flows exceed the carrying value. We periodically record adjustments to the carrying value of previously rented product primarily for estimated obsolescence or excess product based upon changes in our original assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than our original estimates, additional adjustments, including adjustments to useful lives or salvage values, may be required. We continually evaluate the estimates surrounding the useful lives and salvage values used in depreciating our rental assets. Changes to these estimates resulting from changes in consumer demand, changes in customer preferences or the price or availability of retail products may materially impact the carrying value of our rental assets and our rental margins.

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

Income Taxes. In determining net income (loss), we make certain estimates and judgments in the calculation of tax expense and the resulting tax liabilities and in the recoverability of deferred tax assets that arise from temporary differences between the tax and financial statement recognition of revenues and expenses. We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. We base the measurement of deferred tax assets and liabilities on enacted tax rates that we expect will apply to taxable earnings in the year when we expect to settle or recover those temporary differences. We recognize the effect on deferred tax assets and liabilities on any change in income tax rates in the period that includes the enactment date. A valuation allowance is established if it is more likely than not that a deferred tax asset will not be realized. In determining the appropriate valuation allowance, we consider all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. We reassess the valuation allowance quarterly, and, if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

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

•	Risk-free interest rate – The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life of the option.

•	Expected dividend yield – The estimated rate based on the stock’s current market price and forecasted dividend payout.

Our stock price volatility and expected option lives reflect management’s best estimates at the grant date, both of which impact the fair value of the option calculated under the Black-Scholes pricing model and, ultimately, the expense that will be recognized over the vesting period of the option.

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

	Three Months Ended July 31,		Six Months Ended July 31,
	2013	2012	2013	2012
Merchandise revenue	86.4%	85.8%	86.7%	86.0%
Rental revenue	13.5	14.5	13.2	14.1
Gift card breakage revenue	0.1	(0.3)	0.1	(0.1)

Total revenues	100.0	100.0	100.0	100.0
Merchandise cost of revenue	67.3	66.1	67.6	67.0
Rental cost of revenue	34.6	33.4	34.6	34.1

Total cost of revenues	62.8	61.6	63.2	62.5

Gross profit	37.2	38.4	36.8	37.5
Selling, general and administrative expenses	41.1	41.4	39.6	38.4

Operating loss	(3.9)	(3.0)	(2.8)	(0.9)
Other income (expense):
Interest expense	(0.3)	(0.3)	(0.3)	(0.3)
Other, net	0.1	0.1	0.1	0.1

Loss before income taxes	(4.1)	(3.2)	(3.0)	(1.1)
Income tax expense (benefit)	0.1	0.1	0.1	0.1

Net loss	(4.2)%	(3.3)%	(3.1)%	(1.2)%

Summary of Superstore Activity(1)

	Three Months Ended July 31,		Six Months Ended July 31,		Year Ended January 31,
	2013	2012	2013	2012	2013
Beginning number of stores	134	138	137	140	140
Openings	—	—	—	—	—
Closings	(4)	—	(7)	(2)	(3)

Ending number of stores	130	138	130	138	137

(1)	As of July 31, 2013, we operated three concept stores, consisting of two Sun Adventure Sports and one TRADESMART, which were not included in the summary of superstore activity.

Financial Results for the Second Quarter of Fiscal Year 2013

Revenues. Total revenues for the second quarter of fiscal 2013 decreased approximately $8.3 million, or 7.9%, to $95.8 million compared to $104.1 million for the second quarter of fiscal 2012. As of July 31, 2013, we operated 8 fewer superstores, as compared to July 31, 2012. The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended July 31,
	2013		2012		Increase/(Decrease)
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$82,795	86.4%	$89,314	85.8%	$(6,519)	-7.3%
Rental Revenue	12,903	13.5%	15,087	14.5%	(2,184)	-14.5%
Gift Card Breakage Revenue	83	0.1%	(348)	(0.3%)	431	123.9%

Total Revenues	$95,781	100.0%	$104,053	100.0%	$(8,272)	-7.9%

Comparable-store revenues (“Comp”)

Total	-6.2%
Merchandise	-5.4%
Rental	-10.9%

Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended July 31,
	2013	2012
Trends	10.7%	11.2%
Electronics	7.2%	5.4%
Movies	2.9%	0.4%
Hardback Café	2.7%	12.1%
Consumables	-6.1%	7.9%
Music	-10.9%	-11.6%
Games	-14.8%	-22.8%
Books	-14.9%	2.5%

Trends Comps increased 10.7% for the quarter, primarily due to increased sales in action figures, novelty toy gifts, barware, licensed and branded products, and recreation and lifestyles products. Licensed and branded products for which we experienced strong sales during the quarter were Minecraft, Duck Dynasty and My Little Pony. The Trends department also includes recreation and lifestyles products whose growth was driven by the addition of hobby products to reset stores as well as the growth in the existing categories of skateboards, disc golf, exercise accessories and airsoft products. Electronics Comps increased 7.2% for the quarter, primarily due to increased sales in categories such as speaker systems, tablets and accessories, home entertainment, wireless phone accessories, gadgets and turntables. Expanded product categories such as televisions, fitness electronics, kids electronics, home security and app enhanced accessories also showed strong growth. Movies Comps increased 2.9% for the quarter, primarily due to increased sales of new DVD Boxed Sets and new Midline DVD movies, partially offset by declining sales in used DVD movies. Hardback Café Comps increased 2.7% for the quarter, primarily due to increased sales in hot and cold beverages, partially offset by decreased sales in blended beverages. Consumables Comps decreased 6.1% for the quarter, primarily due to weaker sales of bottle drinks, fountain drinks and everyday consumable items. Music Comps decreased 10.9% for the quarter, primarily resulting from lower sales of new and used CDs and the continued increase in popularity of digital delivery. Games Comps decreased 14.8% for the quarter, primarily due to lower sales of new and used video game consoles and accessories and used video games. The longevity of the current console cycle continues to contribute to weak overall sales in the video game industry. Books Comps decreased 14.9% for the quarter, primarily due to a decrease in trade paperback sales as compared to the second quarter of fiscal 2012 which included strong sales from the Fifty Shades trilogy, and to a lesser extent, a weaker release schedule for new books.

Rental Comps decreased 10.9% for the quarter primarily due to fewer rentals of DVDs and video games, partially offset by an increase in rentals of Blu-Ray movies. Rental Movie Comps decreased 9.5% for the quarter partially due to a weaker new release schedule during the quarter as compared to the second quarter of fiscal 2012 and the continued impact of competitor rental kiosks and subscription-based rental services. Rental Video Game Comps, which continue to be affected by the longevity of the current console cycle, decreased 23.1%.

Gross Profit – Merchandise. For the second quarter, total merchandise gross profit dollars decreased approximately $3.2 million, or 10.6%, to $27.1 million from $30.3 million for the same period in the prior year. This decrease is primarily due to a decrease in revenue, which is partially attributed to operating fewer superstores this quarter compared to the same period in the prior year, combined with a decline in gross profit margin rate. As a percentage of total merchandise revenue, merchandise gross profit decreased to 32.7% for the quarter compared to 33.9% for the same period in the prior year, resulting primarily from a continued shift in mix of revenues by category, higher shrinkage and a higher expense to return products.

Gross Profit – Rental. For the second quarter, total rental gross profit dollars decreased approximately $1.6 million, or 16.0%, to $8.4 million from $10.0 million for the same period in the prior year. This decrease is primarily due to a decrease in revenue which is partially attributed to operating fewer superstores this quarter compared to the same period in the prior year. As a percentage of total rental revenue, rental gross profit decreased to 65.4% for the quarter compared to 66.6% for the same period in the prior year, primarily due to an increase in revenues under revenue sharing agreements which generally have lower margins when compared to traditional agreements.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A decreased to 41.1% for the second quarter compared to 41.4% for the same period in the prior year. SG&A decreased approximately $3.6 million during the quarter, or 8.4%, to $39.4 million compared to $43.0 million for the same quarter last year. The decrease results primarily from a $1.5 million reduction in corporate salary expense due to lower bonus payouts and the restructuring that took place in the first quarter of fiscal 2013, a $1.0 million reduction in store labor expense, a decrease of $0.7 million in store advertising and a $0.6 million decrease in depreciation expense. The decrease in depreciation expense and, to a certain extent, the decrease in store labor expense, are primarily a result of operating fewer superstores this quarter compared to the same period in the prior year. These reductions were partially offset by a $0.3 million increase in store maintenance expense.

Interest Expense. For both the second quarter of fiscal 2013 and fiscal 2012, interest expense was approximately $0.3 million, as interest rates for both periods averaged 2.5%.

Income Tax Expense. The effective tax rate for the second quarter was (1.3%) primarily due to Texas state income tax, which is based primarily on gross margin.

Financial Results for the Six Months Ended July 31, 2013

Revenues. Total revenues for the six months ended July 31, 2013 decreased approximately $14.6 million, or 6.7%, to $204.9 million compared to $219.5 million for the six months ended July 31, 2012. The following is a summary of our revenues results (dollars in thousands):

	Six Months Ended July 31,
	2013		2012		Increase/(Decrease)
		Percent		Percent
	Revenues	Of Total	Revenues	Of Total	Dollar	Percent
Merchandise Revenue	$177,595	86.7%	$188,833	86.0%	$(11,238)	-6.0%
Rental Revenue	27,116	13.2%	30,913	14.1%	(3,797)	-12.3%
Gift Card Breakage Revenue	197	0.1%	(206)	-0.1%	403	195.6%

Total Revenues	$204,908	100.0%	$219,540	100.0%	$(14,632)	-6.7%

Comparable-store revenues (“Comp”)

Total	-4.9%
Merchandise	-4.2%
Rental	-9.3%

Below is a summary of the Comp results for our major merchandise categories:

	Six Months Ended July 31,
	2013	2012
Electronics	14.1%	8.8%
Trends	9.6%	11.4%
Hardback Café	5.7%	8.7%
Movies	3.9%	-2.2%
Consumables	-4.2%	3.2%
Books	-11.4%	0.3%
Music	-11.6%	-10.8%
Games	-18.0%	-22.1%

Electronics Comps increased 14.1% for the period, primarily due to increased sales in categories such as home entertainment, speaker docks, tablets and accessories, turntables and wireless phone accessories. Strong growth was also realized in expanding categories such as fitness electronics, kids electronics, and app enhanced accessories. Trends Comps increased 9.6% for the period, primarily due to increased sales in action figures, novelty toy gifts, barware, licensed and branded products, and recreation and lifestyles products. Licensed and branded products that performed well during the period were Walking Dead, Sons of Anarchy, and Doctor Who. The Trends department also includes recreation and lifestyles products whose growth was driven by the addition of hobby products to reset stores as well as the growth in the existing categories of skateboards, disc golf, exercise accessories and airsoft products. Hardback Café Comps increased 5.7% for the period, primarily due to increased sales in hot, cold and blended beverages. Movies Comps increased 3.9% for the period, primarily due to increased sales of new DVD Boxed Sets, new Blu-Ray and DVD Midline movies, partially offset by declining sales in used DVD movies. Consumables Comps decreased 4.2% for the period, primarily due to weaker sales of bottle drinks, fountain drinks and everyday consumable items. Books Comps decreased 11.4% for the period, primarily due to a decrease in trade paperback and hardback sales as compared to the first half of fiscal 2012, which included strong sales from the Fifty Shades and Hunger Games trilogies, and a weaker release schedule for new books. Music Comps decreased 11.6% for the period, primarily resulting from lower sales of new and used CDs and the continued increase in popularity of digital delivery. The decrease is partially offset by an increase in new vinyl album sales. Games Comps decreased 18.0% for the period, primarily due to lower sales of new and used video game consoles and accessories and used video games. The longevity of the current console cycle continues to contribute to weak overall sales in the video game industry.

Rental Comps decreased 9.3% for the period primarily due to fewer rentals of DVDs and video games, partially offset by an increase in rentals of Blu-Ray movies. Rental Movie Comps decreased 7.8% for the period and continue to be impacted by competitor rental kiosks and subscription-based rental services. Rental Video Game Comps, which continue to be affected by the longevity of the current console cycle, decreased 22.2%.

Gross Profit – Merchandise. For the current six months, total merchandise gross profit dollars decreased approximately $4.8 million, or 7.7%, to $57.5 million from $62.3 million for the same period in the prior year, primarily due to a decrease in revenue which is partially attributed to operating fewer superstores this period compared to the same period in the prior year. As a percentage of total merchandise revenue, merchandise gross profit decreased to 32.4% for the current six months, compared to 33.0% for the same period in the prior year, primarily due to a shift in mix of revenues by category, a higher expense to return products and markdown expenses which are partially offset by lower freight expense.

Gross Profit – Rental. For the current six months, total rental gross profit dollars decreased approximately $2.7 million, or 13.2%, to $17.7 million from $20.4 million for the same period in the prior year primarily due to a decrease in revenue which is partially attributed to operating fewer superstores this period compared to the same period in the prior year. As a percentage of total rental revenue, rental gross profit decreased to 65.4% for the current six month period compared to 65.9% for the same period in the prior year, primarily due to an increase in revenues under revenue sharing agreements which generally have lower margins when compared to traditional agreements. The rate decrease is partially offset by a decrease in depreciation and shrink expense.

Selling, General and Administrative Expenses (“SG&A”). As a percentage of total revenue, SG&A increased to 39.6% for the current six months compared to 38.4% for the same period in the prior year primarily due to deleveraging resulting from lower revenues. SG&A decreased approximately $3.2 million, or 3.8%, to $81.1 million compared to $84.3 million for the same period last year. The main drivers of the decrease in SG&A included a $1.0 million decrease in store labor expense, a $1.0 million decrease in depreciation expense, a $1.0 million decrease in store advertising expense and a $0.8 million decrease in corporate salary and related benefit expense, which includes the $1.4 million in severance charges from the corporate restructuring that was initiated in February 2013. The decrease in depreciation expense and, to a certain extent, the decrease in store labor expense, are primarily a result of operating fewer superstores this period compared to the same period in the prior year. The reductions were partially offset by an increase of $0.5 million in store maintenance expense.

Interest Expense. For both the first half of fiscal 2013 and fiscal 2012, interest expense was approximately $0.6 million, as interest rates for both periods averaged 2.5%.

Income Tax Expense. As the Company has a net operating loss and a net deferred tax asset, which has been offset by a full valuation allowance at the end of fiscal 2011, there is no tax liability, with the exception of Texas state income tax, which is based primarily on gross margin; therefore, the effective tax rate for the first half of fiscal 2013 is (1.8%). The valuation allowance is approximately $13.2 million as of July 31, 2013. We reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Stock Repurchases

During the second quarter of fiscal 2013, we purchased a total of 26,900 shares of common stock at a cost of $99,701, or $3.71 per share. We purchased these shares as part of a stock repurchase program originally announced in September 2001 and subsequently extended and expanded. As of July 31, 2013 a total of $5.6 million remained available under the stock repurchase program.

Store Activity

Since May 20, 2013, which was the last date we reported store activity, we have the following activity to report.

•	Store closed in Paris, TX, in June

•	Store closed in Jacksonville, AR in June

•	Store closed in Fayetteville, AR in June

•	Store closed in Duncan, OK in July

•	Store closed in Springdale, AR in August

Use of Non-GAAP Financial Measures

The Company is providing free cash flow, EBITDA and adjusted EBITDA as supplemental non-GAAP financial measures regarding the Company’s operational performance. The Company evaluates its historical and prospective financial performance, and its performance relative to its competitors, by using such non-GAAP financial measures. Specifically, management uses these items to further its own understanding of the Company’s core operating performance, which management believes represents the Company’s performance in the ordinary, ongoing and customary course of its operations. Therefore, management excludes from core operating performance certain items, such as those relating to restructuring, investing, stock-based compensation expense and non-cash activities that management does not believe are reflective of such ordinary, ongoing and customary activities.

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

Free Cash Flow

Management defines free cash flow as net cash provided by (used in) operating activities for the period less purchases of property, equipment and improvements during the period. The following table reconciles net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure (in thousands):

	Six months ended July 31,
	2013	2012
Net cash provided by (used in) operating activities	$(5,311)	$20,843
Purchase of property, equipment and improvements, net	(4,207)	(3,754)

Free cash flow	$(9,518)	$17,089

EBITDA and Adjusted EBITDA

EBITDA is defined as net income (loss) before interest expense (net), income tax expense (benefit), and depreciation and amortization of property, equipment and improvements. Adjusted EBITDA, as presented herein, is EBITDA excluding gift card breakage revenue and non-cash stock-based compensation expense. The following table reconciles net income (loss), a GAAP financial measure, to EBITDA and adjusted EBITDA, non-GAAP financial measures (in thousands):

	Three months ended July 31,		Six months ended July 31,
	2013	2012	2013	2012
Net loss	$(4,103)	$(3,356)	$(6,309)	$(2,523)
Adjusted for
Interest expense, net	332	292	596	570
Income tax expense	54	66	113	132
Property, equipment and improvements depreciation expense	3,265	3,926	6,637	7,707

EBITDA	(452)	928	1,037	5,886
Gift card breakage revenue	(83)	348	(197)	206
Non-cash stock-based compensation	71	207	93	371

Adjusted EBITDA	$(464)	$1,483	$933	$6,463

Liquidity and Capital Resources

We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first six months of fiscal 2013 being cash flows from borrowings under our revolving credit facility. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. We believe the Company will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments.

At July 31, 2013, total outstanding debt was approximately $51.9 million. We project our outstanding debt level will be in the range of $43.0 million to $47.0 million by the end of fiscal 2013. At July 31, 2013, we had approximately $47.3 million in excess availability, after the $10 million availability reserve, under the Credit Agreement (as defined below).

Consolidated Cash Flows

Operating Activities. Net cash used in operating activities totaled approximately $5.3 million for the six months ended July 31, 2013, compared to cash provided by operating activities of $20.8 million for the six months ended July 31, 2012. Net loss for the current period was approximately $6.3 million compared to a net loss of $2.5 million for the same period in fiscal 2012. Purchases of rental assets decreased approximately $1.2 million to $3.6 million during the current period compared to $4.8 million during the same period in fiscal 2012 in anticipation of lower rental revenues. Consequently, rental asset depreciation expense decreased approximately $1.2 million to $1.9 million during the current period from $3.1 million during the same period in fiscal 2012. Property, equipment and improvements depreciation expense decreased approximately $1.1 million to $6.6 million during the current period compared to $7.7 million during the same period in fiscal 2012. This decrease is a result of having less depreciable fixed assets on the balance sheet for the first half of fiscal 2013 compared to the first half of fiscal 2012. Merchandise inventories decreased approximately $3.7 million for the current period compared to a decrease of approximately $11.2 million during the same period in fiscal 2012. The reduction in inventory purchases for the first half of fiscal 2013 was less significant than the reduction for the same period in the prior year, due to purchases of new products being brought in, prior to the stores being reset, and staged in our distribution center in support of our introduction of new product categories. Merchandise inventories, net of trade accounts payable, increased approximately $5.0 million for the current period compared to a decrease of approximately $10.7 million for the same period in fiscal 2012, primarily due to a smaller decrease in merchandise inventories in the current period and differences of timing of payments to vendors. Trade accounts payable decreased approximately $8.7 million for the current period compared to a decrease of approximately $0.5 million during the same period in fiscal 2012 due to a variance in the timing of payments to vendors. This primarily results from the fact that several of our new product vendors currently have relatively shorter payment terms in comparison to the majority of our traditional media product vendors. Accrued expenses and other liabilities decreased approximately $0.5 million during the current period compared to an increase of approximately $1.2 million during the same period in fiscal 2012 due to a reduction in the store closing reserve and changes to various other balance sheet accounts. For fiscal 2013, we estimate net cash from operations in the range of approximately $1.0 to ($2.0) million as compared to net cash provided by operations of approximately $22.2 million in fiscal 2012. The expected decrease from fiscal 2012 net cash provided by operations to fiscal 2013 estimates results primarily from the significant decrease in trade accounts payable as well as the continued projected flat inventory level.

Investing Activities. Net cash used in investing activities increased approximately $0.4 million from $3.8 million for the six months ended July 31, 2012, to $4.2 million for the six months ended July 31, 2013. This increase was primarily due to increased capital expenditures relating to the reset stores. For fiscal 2013, we project capital expenditures to be approximately $8.5 million to $9.5 million as we continue to manage discretionary spending during fiscal 2013.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For the six months ended July 31, 2013, cash provided by financing activities was approximately $9.3 million compared to cash used in financing activities of approximately $16.9 million for the six months ended July 31, 2012. For the current six months, net borrowings from our revolving credit facility were approximately $10.1 million compared to net repayments of approximately $17.4 million for the same period in the prior year. Changes in our cash overdraft position decreased from approximately $0.7 million in cash provided for the six months ended July 31, 2012 to cash used of approximately $0.7 million for the six months ended July 31, 2013, due to the timing of payments issued to vendors during the period. The Company purchased approximately $0.1 million of treasury stock during the six months ended July 31, 2013 compared to $0.2 million during the six months ended July 31, 2012.

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

At July 31, 2013, we had approximately $47.3 million in excess availability, after the $10 million availability reserve, under the Credit Agreement. We expect to have approximately $49.0 million to $53.0 million in excess availability, after the availability reserve and outstanding letters of credit, at January 31, 2014. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lender increases availability reserves. The average rates of interest incurred for the three months ended July 31, 2013 and 2012 was 2.5%. The average rates of interest incurred for the six months ended July 31, 2013 and 2012 was 2.5%. Deferred financing costs that were amortized into interest expense during the three and six months ended July 31, 2013 and 2012 are excluded from the calculation of the average rate of interest for each respective period.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at July 31, 2013, was approximately $0.7 million, which reduces the excess availability under the Credit Agreement.

At July 31, 2013, our minimum lease commitments for the remainder of fiscal 2013 were approximately $10.8 million. Total existing minimum operating lease commitments for fiscal years 2013 through 2026 were approximately $126.2 million as of July 31, 2013.

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

Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of July 31, 2013, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At July 31, 2013, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

Seasonality

As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating income, is generated in the fourth fiscal quarter, which includes the holiday selling season. As a result, a substantial portion of our annual earnings has been, and will continue to be, dependent on the results of the fourth quarter. Less than satisfactory net sales for such period could have a material adverse effect on the Company’s financial condition or results of operations for the year and may not be sufficient to cover any losses that may have been incurred in the first three quarters of the year. We experience reduced rental activity in the spring because customers spend more time outdoors. Major world or sporting events, such as the Super Bowl, the Olympic Games and the World Series, also have a temporary adverse effect on revenues. Future operating results may be affected by many factors, including variations in the number and timing of store openings, the number and popularity of new book, music, video and video game titles, the popularity of electronics and trends merchandise, the cost of new release or “best renter” titles, changes in comparable-store revenues, competition, marketing programs, increases in the minimum wage, weather, special or unusual events and other factors that may affect our operations.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based, at our option, on the lender’s Base Rate or LIBOR, plus a specified percentage. The annual impact on our results of operations of a 100 basis point interest rate change on the July 31, 2013 outstanding balance of the variable rate debt would be approximately $0.5 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

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

There has not been any change in our internal control over financial reporting during our fiscal quarter ended July 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 –UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

A summary of our purchases of shares of common stock for the three months ended July 31, 2013 is as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (2)
May 1, 2013 through May 31, 2013	5,900	2.98	5,900	N/A
June 1, 2013 through June 30, 2013	21,000	3.91	21,000	N/A
July 1, 2013 through July 31, 2013	—	—	—	N/A

Total	26,900	$3.71	26,900	$5,616,808

(1)	All shares were open-market purchases made under a repurchase plan publicly announced in a press release dated September 28, 2001. Our Board of Directors initially authorized the repurchase of up to $5.0 million of our common stock. To date, the Board of Directors has approved the repurchase of up to an additional $32.5 million of our common stock. Each such authorization to increase amounts was publicly announced in a press release. The repurchases satisfied the conditions of the safe harbor of Rule 10b-18 under the Exchange Act.
(2)	A total of 5,626,149 shares have been purchased under the repurchase plan at a total cost of approximately $31.9 million, or approximately $5.67 per share.

ITEM 6 – EXHIBITS.

a.	The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. Any exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents

3.1	(1)	Third Restated Articles of Incorporation of the Company.

3.2	(2)	Amended and Restated Bylaws of the Company.

4.1	(3)	Specimen of Certificate of Common Stock of the Company.

4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).

4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).

31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).

32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	(5)	XBRL Instance Document

101.SCH	(5)	XBRL Taxonomy Extension Schema

101.CAL	(5)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	(5)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	(5)	XBRL Taxonomy Extension Label Linkbase

101.PRE	(5)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(2)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.
(4)	Filed herewith.
(5)	In accordance with Regulation S-T, the XBRL-related information in Exhibit No. 101 to this Quarterly Report on Form 10-Q shall be deemed “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC

Date: September 10, 2013	/s/ Dan Crow
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