Form 10-Q
period 2013-10-31
HASTINGS ENTERTAINMENT INC
filed 2013-12-06
CIK 1054579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 1, 2013 to October 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock, $.01 par value per share	8,143,317 shares

HASTINGS ENTERTAINMENT, INC.

Form 10-Q

For the Quarterly Period Ended October 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HASTINGS ENTERTAINMENT, INC.

Consolidated Balance Sheets

October 31, 2013 and January 31, 2013

(Dollars in thousands, except share data)

	October 31, 2013	January 31, 2013
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$3,555	$3,730
Merchandise inventories, net	165,120	145,337
Prepaid expenses and other current assets	10,631	10,427
Total current assets	179,306	159,494
Rental assets, net of accumulated depreciation of $17,041 and $18,827 at October 31, 2013 and January 31, 2013, respectively	10,696	11,353
Property, equipment and improvements, net of accumulated depreciation of $227,979 and $227,469 at October 31, 2013 and January 31, 2013, respectively	30,106	32,099
Intangible assets, net	244	244
Other assets	602	2,792
Total Assets	$220,954	$205,982
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$70,137	$54,928
Accrued expenses and other current liabilities	28,359	27,396
Total current liabilities	98,496	82,324
Long term debt	55,430	41,805
Deferred income taxes	58	50
Other liabilities	5,337	7,828
Shareholders’ equity:
Preferred stock, $.01 par value; 5,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,143,317 shares outstanding at October 31, 2013; 11,944,544 shares issued and 8,146,513 shares outstanding at January 31, 2013	119	119
Additional paid-in capital	36,356	36,375
Retained earnings	46,126	58,642
Accumulated other comprehensive income	368	247
Treasury stock, at cost; 3,801,227 shares and 3,798,031 shares at October 31, 2013 and January 31, 2013, respectively	(21,336)	(21,408)
Total Shareholders’ Equity	61,633	73,975
Total Liabilities and Shareholders’ Equity	$220,954	$205,982

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Operations

For the Three and Nine Months Ended October 31, 2013 and 2012

(Dollars and shares in thousands, except per share data)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Merchandise revenue	$82,472	$87,908	$260,067	$276,741
Rental revenue	12,106	13,325	39,223	44,238
Gift card breakage revenue	94	87	291	(119)
Total revenues	94,672	101,320	299,581	320,860
Merchandise cost of revenue	56,398	60,571	176,527	187,150
Rental cost of revenue	4,333	4,482	13,703	15,035
Total cost of revenues	60,731	65,053	190,230	202,185
Gross profit	33,941	36,267	109,351	118,675
Selling, general and administrative expenses	40,337	43,957	121,471	128,282
Operating loss	(6,396)	(7,690)	(12,120)	(9,607)
Other income (expense):
Interest expense, net	(343)	(301)	(938)	(871)
Other, net	109	34	232	129
Loss before income taxes	(6,630)	(7,957)	(12,826)	(10,349)
Income tax expense (benefit)	(422)	42	(310)	174
Net loss	$(6,208)	$(7,999)	$(12,516)	$(10,523)
Basic loss per share	$(0.76)	$(0.98)	$(1.54)	$(1.28)
Diluted loss per share	$(0.76)	$(0.98)	$(1.54)	$(1.28)
Weighted-average common shares outstanding:
Basic	8,143	8,165	8,142	8,214
Dilutive effect of stock awards	—	—	—	—
Diluted	8,143	8,165	8,142	8,214

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Comprehensive Loss

For the Three and Nine Months Ended October 31, 2013 and 2012

(Dollars in thousands)

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net loss	$(6,208)	$(7,999)	$(12,516)	$(10,523)
Other comprehensive income before income taxes
Unrealized gains in investments available for sale in Supplemental Executive Retirement Plan	71	40	164	76
Reclassification adjustment realized in net loss, included in Other Income (Expense)	(43)	—	(43)	—
Other comprehensive income, before income taxes	28	40	121	76
Income taxes related to components of other comprehensive income	—	—	—	—
Other comprehensive income, net of income taxes	28	40	121	76
Total comprehensive loss	$(6,180)	$(7,959)	$(12,395)	$(10,447)

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Cash Flows

For the Nine Months Ended October 31, 2013 and 2012

(Dollars in thousands)

	Nine Months Ended October 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(12,516)	$(10,523)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Rental asset depreciation expense	2,865	4,466
Purchases of rental assets	(5,982)	(8,350)
Property, equipment and improvements depreciation expense	9,667	11,374
Deferred income taxes	8	5
Loss on rental assets lost, stolen and defective	370	605
Loss on disposal or impairment of property and equipment, excluding rental assets	111	182
Non-cash stock-based compensation	123	539
Changes in operating assets and liabilities:
Merchandise inventories, net	(16,378)	(11,977)
Prepaid expenses and other current assets	1,708	5,509
Trade accounts payable	16,028	21,034
Accrued expenses and other current liabilities	(644)	1,282
Other assets and liabilities, net	(486)	(392)
Net cash provided by (used in) operating activities	(5,126)	13,754
Cash flows from investing activities:
Purchases of property, equipment and improvements	(7,786)	(6,557)
Net cash used in investing activities	(7,786)	(6,557)
Cash flows from financing activities:
Borrowings under revolving credit facility	319,391	312,039
Repayments under revolving credit facility	(305,765)	(321,805)
Purchase of treasury stock	(128)	(357)
Change in cash overdraft	(819)	2,209
Proceeds from exercise of stock options	58	—
Net cash provided by (used in) financing activities	12,737	(7,914)
Net decrease in cash and cash equivalents	(175)	(717)
Cash and cash equivalents at beginning of period	3,730	4,172
Cash and cash equivalents at end of period	$3,555	$3,455

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

For the three months ended October 31, 2013 and 2012, we recognized approximately $30,000  and $168,000, respectively, of stock-based compensation expense. For the nine months ended October 31, 2013 and 2012, we recognized approximately $123,000 and $539,000, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, and restricted stock units.

As of October 31, 2013, we had 273,059 shares available to grant as stock-based compensation awards under our various stock incentive plans.

3. Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future expected profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” in the consolidated balance sheet at October 31, 2013 included accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed or relocated stores. Expenses related to store closings are included in SG&A expenses in the consolidated statements of operations.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

The following table provides a roll-forward of our store closing reserve:

Store Closing Reserve
Balance at January 31, 2013	$2,105
Additions to provision	250
Changes in estimates	69
Cash outlay, net	(1,281)
Balance at October 31, 2013	$1,143

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

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2013, was approximately $0.8 million, which reduces the excess availability under the Credit Agreement.

At October 31, 2013, we had approximately $47.8 million in excess availability, after the availability reserve, under the Amended Agreement. The average rates of interest incurred for the three months ended October 31, 2013 and 2012 were 2.4% and 2.5%, respectively. The average rate of interest incurred for the nine months ended October 31, 2013 and 2012 was 2.5%. Deferred financing costs that were amortized into interest expense during the three and nine months ended October 31, 2013 and 2012 are excluded from the calculation of the average rate of interest for each respective period.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

5. Loss per Share

The computations for basic and diluted loss per share are as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Net loss	$(6,208)	$(7,999)	$(12,516)	$(10,523)
Average shares outstanding:
Basic	8,143	8,165	8,142	8,214
Effect of stock awards	—	—	—	—
Diluted	8,143	8,165	8,142	8,214
Loss per share:
Basic	$(0.76)	$(0.98)	$(1.54)	$(1.28)
Diluted	$(0.76)	$(0.98)	$(1.54)	$(1.28)

The following options to purchase shares of common stock were not included in the computation of diluted loss per share because their inclusion would have been antidilutive:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Shares of common stock underlying options	544	652	544	652
Exercise price range per share	$1.69 to $8.70	$1.69 to $9.67	$1.69 to $8.70	$1.69 to $9.67

6. Fair Value Measurements

We account for certain assets and liabilities at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. These levels are:

—	Level 1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

—

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities – includes quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, and amounts derived from valuation models where all significant inputs are observable in active markets; and

—	Level 3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require us to develop relevant assumptions.

At October 31, 2013 and January 31, 2013, we had approximately $1.9 million and $2.1 million, respectively, in assets which are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs. On February 25, 2013, the Board of Directors approved the termination of the SERP, and distributions commenced in September 2013 with the expectation that the distributions will be completed by February 2014. Consequently, these assets were reclassified from Other Assets to Prepaid Expenses and Other Current Assets during the first quarter of fiscal 2013.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

Our long-term debt approximates fair value as of both October 31, 2013 and January 31, 2013, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into a second amendment to the Credit Agreement on January 4, 2013, at which time our current interest rates were determined. See Note 4 on Debt for a more detailed discussion of our Credit Agreement.

7. Income Taxes

For the three and nine months ended October 31, 2013, the Company recorded a discrete tax benefit of approximately $0.5 million from the recognition of a tax position due to a change in state administrative practices.  No discrete items were recorded during the three months ended October 31, 2012.  Primarily as a result of this discrete tax benefit combined with Texas state income tax expense, which is based primarily on gross margin, the effective tax rates for the three and nine months ended October 31, 2013 were (6.4%) and (2.4%), respectively.

As the Company has a net operating loss and a net deferred tax asset, which has been offset by a full valuation allowance at the end of fiscal 2011, there is no tax liability, with the exception of Texas state income tax.  The valuation allowance is approximately $15.2 million as of October 31, 2013. We reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

8. Litigation and Contingencies

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows individually and in the aggregate.

9. Other Comprehensive Income

Changes in the balances of each component of other comprehensive income (“OCI”) included in accumulated OCI for the nine months ended October 31, 2013 are presented below.  All amounts are net of tax.

Net Unrealized Gain (Loss) on Available-for Sale Securities in Supplemental Executive Retirement Plan
Balance at January 31, 2013	$247
Other comprehensive income before reclassifications	164
Amounts reclassified from accumulated OCI	(43)
Balance as of October 31, 2013	$368

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

10. Recent Accounting Pronouncements

During February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The Company adopted ASU 2013-02 beginning with the first quarter of fiscal 2013 and reclassified approximately $43,000 from Other Comprehensive Income to Other Income for the three and nine months ended October 31, 2013.

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 is not expected to have a material impact on the Company’s consolidated financial statements.

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

General

Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-ray, video games, video game consoles, hobby, sports and recreation and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of October 31, 2013, we operated 127 superstores principally in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas, and TRADESMART, located in Littleton, Colorado. Sun Adventure Sports sells a wide range of bicycles and related accessories, skateboards, and various other athletic equipment, apparel, and shoes, and offers bicycle repair services and cycling classes. TRADESMART, born from the culture of recycling, features over 400,000 predominantly used and new books, CDs, DVDs, Blu-rays, video games and video game systems, as well as consumer electronics, trends, skateboards and paintball merchandise, and much more available for purchase. TRADESMART also buys back for cash or store credit entertainment products that customers have previously enjoyed.

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

Share-Based Compensation. Determining the amount of share-based compensation to be recorded in the statement of operations requires us to develop estimates that are used in calculating the grant-date fair value of stock options. In determining the fair value of stock options, we use the Black-Scholes valuation model, which requires us to make estimates of the following assumptions:

—	Expected volatility – The estimated stock price volatility is derived based upon our historical stock prices over the expected life of the option.

—

Expected life of the option – The estimate of an expected life is calculated based on historical data relating to grants, exercises and cancellations, as well as the vesting period and contractual life of the option.

—	Risk-free interest rate – The risk-free interest rate is based on the yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected life of the option.

—	Expected dividend yield – The estimated rate based on the stock’s current market price and forecasted dividend payout.

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

	Three Months Ended October 31,		Nine Months Ended October 31,
	2013	2012	2013	2012
Merchandise revenue	87.1%	86.8%	86.8%	86.2%
Rental revenue	12.8	13.1	13.1	13.8
Gift card breakage revenue	0.1	0.1	0.1	0
Total revenues	100.0	100.0	100.0	100.0
Merchandise cost of revenue	68.4	68.9	67.9	67.6
Rental cost of revenue	35.8	33.6	34.9	34.0
Total cost of revenues	64.1	64.2	63.5	63.0
Gross profit	35.9	35.8	36.5	37.0
Selling, general and administrative expenses	42.6	43.4	40.5	40.0
Operating loss	(6.7)	(7.6)	(4.0)	(3.0)
Other income (expense):
Interest expense	(0.4)	(0.3)	(0.3)	(0.3)
Other, net	0.1	0	0.1	0.1
Loss before income taxes	(7.0)	(7.9)	(4.3)	(3.2)
Income tax expense (benefit)	(0.4)	0	(0.1)	0.1
Net loss	(6.6)%	(7.9)%	(4.2)%	(3.3)%

Summary of Superstore Activity (1)

	Three Months Ended October 31,		Nine Months Ended October 31,		Year Ended January 31,
	2013	2012	2013	2012	2013
Beginning number of stores	130	138	137	140	140
Openings	0	0	0	0	0
Closings	(3)	(1)	(10)	(3)	(3)
Ending number of stores	127	137	127	137	137

(1)	As of October 31, 2013, we operated three concept stores, consisting of two Sun Adventure Sports and one TRADESMART, which were not included in the summary of superstore activity.

Financial Results for the Third Quarter of Fiscal Year 2013

Revenues.  Total revenues for the third quarter decreased approximately $6.6 million, or 6.6%, to $94.7 million compared to $101.3 million for the third quarter of fiscal 2012.  As of October 31, 2013, we operated 10 fewer Hastings superstores, as compared to October 31, 2012.  The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended October 31,
	2013		2012		Increase/(Decrease)
	Revenues	Percent Of Total	Revenues	Percent Of Total	Dollar	Percent
Merchandise Revenue	$82,472	87.1%	$87,908	86.8%	$(5,436)	-6.2%
Rental Revenue	12,106	12.8%	13,325	13.1%	(1,219)	-9.1%
Gift Card Breakage Revenue	94	0.1%	87	0.1%	7	8.0%
Total Revenues	$94,672	100.0%	$101,320	100.0%	$(6,648)	-6.6%

Comparable-store revenues (“Comp”)

Total	-2.2%
Merchandise	-1.9%
Rental	-4.2%

Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended October 31,
	2013	2012
Electronics	12.2%	16.7%
Trends	11.9%	6.6%
Video Games	8.6%	-20.8%
Movies	1.5%	0.4%
Consumables	0.0%	1.2%
Hardback Café	-1.0%	15.2%
Books	-11.7%	-1.4%
Music	-14.4%	-14.1%

Electronics Comps increased 12.2% for the quarter primarily due to increased sales in hardware categories, such as televisions, speaker systems, tablets and tablet accessories, home entertainment, gadgets and turntables.  Wireless accessories experienced strong sales growth due to multiple iPhone models releasing this quarter.  Strong growth was also realized in expanding categories such as connected TV, home security and app enhanced accessories.  Trends Comps increased 11.9% for the quarter primarily due to increased sales in action figures, barware, licensed and branded products, and recreational and lifestyle products.  Licensed and branded products for which we experienced strong sales during the quarter were Minecraft and Duck Dynasty.  The Trends department also includes recreation and lifestyles products whose growth was driven by the addition of hobby products to reset stores as well as growth in the existing categories of skateboards, disc golf, exercise accessories and airsoft products.  Video Games Comps increased 8.6% during the quarter due to a strong release schedule primarily led by the release of Grand Theft Auto V.  Movies Comps increased 1.5% for the quarter primarily due to increased sales of Blu-ray movies, DVD boxed-sets and used DVDs, partially offset by a decrease in previously viewed films.  Consumables Comps were flat for the quarter primarily due to increased sales of seasonal candies offset by a decrease in fountain drinks.  Hardback Café Comps decreased 1.0% for the quarter primarily due to the closing of five Hardback Cafés which operated in comp stores.  Book Comps decreased 11.7% for the quarter due to a weaker release schedule for new books and a decrease in trade paperback sales, as compared to the third quarter of fiscal 2012, which included strong sales from the Fifty Shades trilogy.  Music Comps decreased 14.4% primarily due to a significant reduction in retail space in the 45 stores that were reset in fiscal 2013 as well as the increasing popularity of digital delivery.

Rental Comps decreased 4.2% for the third quarter, primarily resulting from fewer rentals of traditional DVDs and video games, partially offset by an increase in rentals of Blu-ray movies.  Rental Movie Comps decreased only 3.0% for the quarter primarily due to a stronger release schedule.  We continue to be affected by competition from rental kiosks and subscription-based rental services.  Rental Video Game Comps, which continue to be affected by the longevity of the current console cycle, decreased 14.9%.

Gross Profit – Merchandise.  For the third quarter, total merchandise gross profit dollars decreased approximately $1.2 million, or 4.4%, to $26.1 million from $27.3 million for the same period in the prior year, primarily due to a decrease in revenue, partially offset by increased margin rates.  The decrease in revenue was primarily attributed to operating fewer superstores this quarter compared to the same quarter in the prior year.  As a percentage of total merchandise revenue, merchandise gross profit increased to 31.6% for the quarter compared to 31.1% for the same quarter in the prior year, primarily due to lower freight expense, lower expense to return products and slightly lower shrinkage.

Gross Profit – Rental.  For the third quarter, total rental gross profit dollars decreased approximately $1.0 million, or 11.4%, to $7.8 million from $8.8 million for the same period in the prior year, primarily due to a decrease in revenue partially attributed to operating fewer superstores this quarter compared to the same quarter in the prior year. As a percentage of total rental revenue, rental gross profit decreased to 64.2% for the quarter compared to 66.4% for the same quarter in the prior year, primarily due to an increase in revenues under revenue sharing agreements, which generally have lower margins when compared to traditional agreements, partially offset by a decrease in shrink expense.

Selling, General and Administrative Expenses (“SG&A”).  As a percentage of total revenue, SG&A decreased to 42.6% for the third quarter compared to 43.4% for the same quarter in the prior year. SG&A decreased approximately $3.7 million during the quarter, or 8.4%, to $40.3 million compared to $44.0 million for the same quarter last year. The decrease results primarily from a $1.3 million reduction in store labor expense, a decrease of $0.9 million in corporate salary expense due to lower bonus payouts and the restructuring that took place in the first quarter of fiscal 2013, a $0.7 million decrease in depreciation expense, a decrease of $0.3 million in store maintenance and a decrease of $0.2 million in store advertising. The decrease in depreciation expense and, to a certain extent, the decrease in store labor expense, are primarily a result of operating fewer superstores this quarter compared to the same period in the prior year.  These reductions were partially offset by a $0.2 million increase in store reset expenses.

Interest Expense.  For both the third quarter of fiscal 2013 and fiscal 2012, interest expense was approximately $0.3 million. The average rate of interest charged for the third quarter decreased to 2.4% compared to 2.5% for the same period in the prior year.

Income Tax Expense.  During the three months ended October 31, 2013, the Company recorded a discrete tax benefit of approximately $0.5 million from the recognition of a tax position due to a change in state administrative practices.  No discrete items were recorded during the three months ended October 31, 2012.  Primarily as a result of this discrete tax benefit, the effective tax rate for the third quarter was (6.4%).

Financial Results for the Nine Months Ended October 31, 2013

Revenues.  Total revenues for the nine months ended October 31, 2013 decreased approximately $21.3 million, or 6.6%, to $299.6 million compared to $320.9 million for the nine months ended October 31, 2012. The following is a summary of our revenues results (dollars in thousands):

	Nine Months Ended October 31,
	2013		2012		Decrease
	Revenues	Percent Of Total	Revenues	Percent Of Total	Dollar	Percent
Merchandise Revenue	$260,067	86.8%	$276,741	86.2%	$(16,674)	-6.0%
Rental Revenue	39,223	13.1%	44,238	13.8%	(5,015)	-11.3%
Gift Card Breakage Revenue	291	0.1%	(119)	0.0%	410	NM
Total Revenues	$299,581	100.0%	$320,860	100.0%	$(21,279)	-6.6%

Comparable-store revenues (“Comp”)

Total	-4.5%
Merchandise	-3.9%
Rental	-8.0%

Below is a summary of the Comp results for our major merchandise categories:

	Nine Months Ended October 31,
	2013	2012
Electronics	12.7%	11.9%
Trends	9.9%	9.7%
Hardback Café	3.0%	10.9%
Movies	2.6%	-1.5%
Consumables	-3.2%	2.6%
Video Games	-10.9%	-21.8%
Books	-11.8%	-0.3%
Music	-12.9%	-12.0%

Electronics Comps increased 12.7% for the period primarily due to increased sales in hardware categories, such as televisions, Blu-ray and DVD players, speaker docks, tablets and tablet accessories, turntables and wireless accessories.  Strong growth was also realized in expanding categories such as connected TV, home security and app enhanced accessories.  Trends Comps increased 9.9% for the period primarily due to increased sales in action figures, barware, licensed and branded products and recreational and lifestyle products.  Licensed and branded products for which we experienced strong sales during the period were Doctor Who, Walking Dead and Star Wars.  The Trends department also includes recreation and lifestyles products whose growth was driven by the addition of hobby products, pet accessories and outdoor accessories to reset stores as well as the growth in the existing categories of skateboards, disc golf, exercise accessories and airsoft products.  Hardback Café Comps increased 3.0% for the period primarily due to increased sales of iced and hot specialty café drinks and drink add-ons such as extra flavor, whipped cream, soy, etc.  Movies Comps increased 2.6% for the period primarily due to increased sales of new and used Blu-ray movies, DVD boxed-sets and new and used DVDs, partially offset by a decrease in previously viewed DVDs.  Consumables Comps decreased 3.2% for the period primarily due to decreased sales of popcorn, candies and soft drinks.  Video Games Comps decreased 10.9% during the period primarily due to lower sales of new and used video games, partially offset by the strong release of Grand Theft Auto V.  Book Comps decreased 11.8% for the period primarily due to a weaker release schedule for new books and a decrease in trade paperback and hardback sales as compared to fiscal 2012, which included strong sales from the Fifty Shades and Hunger Games trilogies.  Music Comps decreased 12.9% for the period primarily due to lower sales of new and used CDs and the increasing popularity of digital delivery, partially offset by an increase in new vinyl album sales.

Rental Comps decreased 8.0% during the period primarily due to fewer rentals of traditional DVDs and video games, partially offset by an increase in rentals of Blu-ray movies. Rental Movie Comps decreased 6.6% primarily due to competition from rental kiosks and subscription-based services. Rental Video Game Comps, which continue to be affected by the longevity of the current console cycle, decreased 20.2%.

Gross Profit – Merchandise.  For the nine months ended October 31, 2013, total merchandise gross profit dollars decreased approximately $6.1 million, or 6.8%, to $83.5 million from $89.6 million for the same period in the prior year, primarily due to a decrease in revenue which is partially attributed to operating fewer superstores this period compared to the same period in the prior year. As a percentage of total merchandise revenue, merchandise gross profit decreased to 32.1% for the current nine months, compared to 32.4% for the same nine month period in the prior year, primarily due to a shift in mix of revenues by category, partially offset by lower freight and shrink expenses.

Gross Profit – Rental.  For the nine months ended October 31, 2013, total rental gross profit dollars decreased approximately $3.7 million, or 12.7%, to $25.5 million from $29.2 million for the same period in the prior year primarily due to a decrease in revenue which is partially attributed to operating fewer superstores for the same period in the prior year. As a percentage of total rental revenue, rental gross profit decreased to 65.1% for the current nine month period compared to 66.0% for the same nine month period in the prior year, primarily due to an increase in revenues under revenue sharing agreements, which generally have lower margins when compared to traditional agreements.  The rate decrease is partially offset by a decrease in depreciation and shrink expense.

Selling, General and Administrative Expenses (“SG&A”).  As a percentage of total revenue, SG&A increased to 40.5% for the nine months ended October 31, 2013 compared to 40.0% for the same period in the prior year primarily due to deleveraging resulting from lower revenues. SG&A decreased approximately $6.8 million, or 5.3%, to $121.5 million compared to $128.3 million for the same period last year. The decrease results primarily from a $2.4 million reduction in store labor expense, a decrease of $1.7 million in corporate salary expense due to lower bonus payouts and the restructuring that took place in the first quarter of fiscal 2013, a $1.6 million decrease in depreciation expense, a decrease of $0.9 million in advertising expense, a decrease of $0.4 million in store supplies, and a decrease of $0.3 million in store utilities. The decrease in depreciation expense and, to a certain extent, the decrease in store labor, store supplies and store utility expenses, are primarily a result of operating fewer superstores during this current period this quarter compared to the same nine month period in the prior year.  These reductions were partially offset by a $0.3 million increase in store reset expenses and a $0.2 million increase in store maintenance expense.

Interest Expense.  For the nine months ending October 31, 2013 and 2012 interest expense was approximately $0.9 million, as interest rates for both periods averaged 2.5%.

Income Tax Expense.  During the nine months ended October 31, 2013, the Company recorded a discrete tax benefit of approximately $0.5 million from the recognition of a tax position due to a change in state administrative practices.  No discrete items were recorded during the nine months ended October 31, 2012.

As the Company has a net operating loss and a net deferred tax asset, which has been offset by a full valuation allowance at the end of fiscal 2011, there is no tax liability, with the exception of Texas state income tax, which is based primarily on gross margin.  The effective tax rate for the current nine months is (2.4%), which is a function of the Texas state income tax combined with the discrete tax benefit mentioned above.  The valuation allowance is approximately $15.2 million as of October 31, 2013.  We reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Store Activity

Since September 10, 2013, when we last reported store activity, we have the following activity to report:

•	Store closed in Walla Walla, WA in September

•	Store closed in Canyon, TX in October

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

Free Cash Flow

Management defines free cash flow as net cash provided by (used in) operating activities for the period less purchases of property, equipment and improvements during the period. The following table reconciles net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure (in thousands):

	Nine months ended October 31,
	2013	2012
Net cash provided by (used in) operating activities	$(5,126)	$13,754
Purchase of property, equipment and improvements, net	(7,786)	(6,557)
Free cash flow	$(12,912)	$7,197

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

	Three months ended October 31,		Nine months ended October 31,
	2013	2012	2013	2012
Net loss	$(6,208)	$(7,999)	$(12,516)	$(10,523)
Adjusted for
Interest expense, net	343	301	938	871
Income tax expense (benefit)	(422)	42	(310)	174
Property and equipment depreciation expense	3,030	3,667	9,667	11,374
EBITDA	(3,257)	(3,989)	(2,221)	1,896
Gift card breakage revenue	(94)	(87)	(291)	119
Non-cash stock-based compensation	30	168	123	539
Abandoned lease expense	185	60	257	163
Adjusted EBITDA	$(3,136)	$(3,848)	$(2,132)	$2,717

Liquidity and Capital Resources

We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first nine months of fiscal 2013 being cash flows from borrowings under our revolving credit facility. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. We believe the Company will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments.

At October 31, 2013, total outstanding debt was approximately $55.4 million. We project our outstanding debt level will be in the range of $43.0 million to $47.0 million by the end of fiscal 2013. At October 31, 2013, we had approximately $47.8 million in excess availability, after the $10 million availability reserve, under the Credit Agreement (as defined herein).

Consolidated Cash Flows

Operating Activities. Net cash used in operating activities totaled approximately $5.1 million for the nine months ended October 31, 2013, compared to cash provided by operating activities of $13.8 million for the nine months ended October 31, 2012.  Net loss for the current period was approximately $12.5 million compared to a net loss of $10.5 million for the same period in fiscal 2012.  Purchases of rental assets decreased approximately $2.4 million to $6.0 million during the current period compared to $8.4 million during the same period in fiscal 2012 in anticipation of lower rental revenues.  Consequently, rental asset depreciation expense decreased approximately $1.6 million to $2.9 million during the current period from $4.5 million during the same period in fiscal 2012.  Property, equipment and improvements depreciation expense decreased approximately $1.7 million to $9.7 million during the current period compared to $11.4 million during the same period in fiscal 2012.  This decrease is a result of having less depreciable fixed assets on the balance sheet for the first nine months of fiscal 2013 compared to the first nine months of fiscal 2012.   Merchandise inventories increased approximately $16.4 million for the current period compared to an increase of approximately $12.0 million during the same period in fiscal 2012.  The increase in merchandise inventories is due to an increase of inventories in the new product categories of our reset stores.  Merchandise inventories, net of trade accounts payable, increased approximately $0.4 million for the current period compared to a decrease of approximately $9.1 million for the same period in fiscal 2012.  Trade accounts payable increased approximately $16.0 million for the current period compared to an increase of approximately $21.0 million during the same period in fiscal 2012.  The increase in merchandise inventories, net of trade accounts payable, and the increase in trade accounts payable are primarily due to a variance in the timing of payments to vendors.  This primarily results from the fact that several of our new product vendors currently have relatively shorter payment terms in comparison to our traditional media product vendors.  Prepaid expenses and other current assets decreased approximately $1.7 million during the current period compared to a decrease of $5.5 million during the same period in fiscal 2012.  The larger decrease in fiscal 2012 was due primarily to a receipt of a large federal income tax receivable.  Accrued expenses and other liabilities decreased approximately $0.6 million during the current period compared to an increase of approximately $1.3 million during the same period in fiscal 2012 due to a reduction in the store closing reserve and changes to various other balance sheet accounts.  For fiscal 2013, we estimate net cash used in operations to be in the range of approximately ($1.0) to ($3.0) million as compared to net cash provided by operations of approximately $22.2 million in fiscal 2012.  The expected decrease from fiscal 2012 net cash provided by operations to fiscal 2013 estimates results primarily from the significant decrease in trade accounts payable as well as the continued projected flat inventory level.

Investing Activities. Net cash used in investing activities increased approximately $1.2 million from $6.6 million for the nine months ended October 31, 2012, to $7.8 million for the nine months ended October 31, 2013.  This increase was primarily due to increased capital expenditures relating to the reset stores. For fiscal 2013, we project capital expenditures to be approximately $9.0 million to $10.0 million as we continue to manage discretionary spending during fiscal 2013.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”).  For the nine months ended October 31, 2013, cash provided by financing activities was approximately $12.7 million compared to cash used in financing activities of approximately $7.9 million for the nine months ended October 31, 2012.  For the current nine months, net borrowings from our revolving credit facility were approximately $13.6 million compared to net repayments of approximately $9.8 million for the same period in the prior year.  Changes in our cash overdraft position decreased from approximately $2.2 million in cash provided for the nine months ended October 31, 2012 to cash used of approximately $0.8 million for the nine months ended October 31, 2013.  The increase in net borrowings and the decrease in our cash overdraft position are primarily due to the decrease in cash from operating activities and also due to the timing of payments issued to vendors during the period.  The Company purchased approximately $0.1 million of treasury stock during the nine months ended October 31, 2013 compared to $0.4 million during the nine months ended October 31, 2012.

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

At October 31, 2013, we had approximately $47.8 million in excess availability, after the $10 million availability reserve, under the Credit Agreement. We expect to have approximately $55.0 million to $59.0 million in excess availability, after the availability reserve and outstanding letters of credit, at January 31, 2014. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lender increases availability reserves. The average rates of interest incurred for the three months ended October 31, 2013 and 2012 were 2.4% and 2.5%, respectively. The average rates of interest incurred for the nine months ended October 31, 2013 and 2012 was 2.5%. Deferred financing costs that were amortized into interest expense during the three and nine months ended October 31, 2013 and 2012 are excluded from the calculation of the average rate of interest for each respective period.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at October 31, 2013, was approximately $0.8 million, which reduces the excess availability under the Credit Agreement.

Dividend Program. On December 7, 2012, our Board of Directors adopted a dividend policy under which we paid an initial annual dividend of $0.02 per share on December 31, 2012. The cash dividend policy and the declaration and payment of each annual dividend will be subject to the Board’s continuing evaluation. The Board retains the power to modify, suspend, or cancel our dividend policy in any manner and at any time that it may deem necessary or appropriate in the future.

Contractual obligations and off-balance sheet arrangements. We have contractual obligations associated with ongoing business and financing activities, which will result in cash payments in future periods. These obligations include long-term debt, operating leases and certain revenue-sharing agreements. As of October 31, 2013, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor does our business ordinarily require us to do so. At October 31, 2013, there have been no material changes in our contractual obligations or off-balance sheet arrangements from those reported in our Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

At October 31, 2013, our minimum lease commitments for the remainder of fiscal 2013 were approximately $6.5 million. Total existing minimum operating lease commitments for fiscal years 2013 through 2026 were approximately $124.8 million as of October 31, 2013.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based, at our option, on the lender’s Base Rate or LIBOR, plus a specified percentage. The annual impact on our results of operations of a 100 basis point interest rate change on the October 31, 2013 outstanding balance of the variable rate debt would be approximately $0.6 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 4 – CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, based upon the forgoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-

15(e), were effective as of the end of the period covered by this Quarterly Report on Form 10-Q to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

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

There has not been any change in our internal control over financial reporting during our fiscal quarter ended October 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit Number	Description of Documents
3.1	(1)	Third Restated Articles of Incorporation of the Company.
3.2	(2)	Amended and Restated Bylaws of the Company.
4.1	(3)	Specimen of Certificate of Common Stock of the Company.
4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).
31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(4)	XBRL Instance Document
101.SCH	(4)	XBRL Taxonomy Extension Schema
101.CAL	(4)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	(4)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(4)	XBRL Taxonomy Extension Label Linkbase
101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC

Date: December 6, 2013	By:	/S/ DAN CROW
Dan Crow
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
3.1	(1)	Third Restated Articles of Incorporation of the Company.
3.2	(2)	Amended and Restated Bylaws of the Company.
4.1	(3)	Specimen of Certificate of Common Stock of the Company.
4.2	(1)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(2)	Amended and Restated Bylaws of the Company (see 3.2 above).
31.1	(4)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	(4)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	(4)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(4)	XBRL Instance Document
101.SCH	(4)	XBRL Taxonomy Extension Schema
101.CAL	(4)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	(4)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(4)	XBRL Taxonomy Extension Label Linkbase
101.PRE	(4)	XBRL Taxonomy Extension Presentation Linkbase

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