Form 10-K
period 2014-01-31
HASTINGS ENTERTAINMENT INC
filed 2014-04-21
CIK 1054579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of July 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $16.9 million based on the closing sale price as reported on the NASDAQ Stock Market, LLC.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2014
Common Stock, $0.01 par value per share	8,143,317 shares

DOCUMENTS INCORPORATED BY REFERENCE

Document	Parts Into Which Incorporated
Proxy Statement for the Annual Meeting of Shareholders of the registrant (Proxy Statement)	Part III

HASTINGS ENTERTAINMENT, INC.

Form 10-K Annual Report

For the Fiscal Year Ended January 31, 2014

PART I

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility, statements expressing general optimism about future operating results and statements regarding the proposed merger of Hastings that is described herein are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; the reduction or elimination of the in-store window for rental video; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the degree to which we enter into and maintain vendor relationships; the challenging times that the U.S. and global economies are currently experiencing, the effects of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers, and the possibility that general economic conditions could deteriorate further; volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; the effect of inclement weather on the ability of consumers to reach our stores and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.	BUSINESS.

General

Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-Ray, video games, video game consoles, hobby, sports and recreation, lifestyle and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of March 31, 2014, we operated 126 superstores principally in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas, and TRADESMART, located in Littleton, Colorado. Sun Adventure Sports sells a wide range of bicycles and related accessories, skateboards, and various other athletic equipment, apparel, and shoes, and offers bicycle repair services and cycling classes. TRADESMART, born from the culture of recycling, features over 450,000 predominantly used and new books, CDs, DVDs, Blu-rays, video games and video game systems, as well as consumer electronics, trends, skateboards and paintball merchandise, and much more available for purchase. TRADESMART also buys back for cash or store credit entertainment products that customers have previously enjoyed.

We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, movies on DVD and Blu-ray, music, trends, comics, sports & recreation and electronics. We fill orders for new and used products placed at the website and also through Amazon and eBay Marketplaces using our proprietary goShip program, which allows us to ship directly from stores or the distribution center. We have one wholly-owned subsidiary; Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ended January 31, 2014 is referred to as fiscal 2013.

Merger Agreement

On March 17, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Draw Another Circle, LLC, a Delaware limited liability company (“Parent”), and Hendrix Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Parent (“Merger Sub”), each of which are wholly-owned, directly or indirectly, by Mr. Joel Weinshanker. Pursuant to the Merger Agreement, subject to satisfaction or waiver of certain conditions, as described below, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing its existence under Texas law as the surviving entity in the Merger. Upon the completion of the Merger, the Company will be a wholly owned subsidiary of Parent.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company issued and outstanding as of immediately prior to the Effective Time (excluding any shares of common stock held by Parent or its affiliates (including Merger Sub and National Entertainment Collectibles Association, Inc. (“NECA”)), any shares of common stock held by the Company in treasury or by any direct or indirect wholly owned subsidiary of the Company) will be automatically cancelled and converted into the right to receive $3.00 per share in cash, without interest (the “Merger Consideration”).

Additionally, at the Effective Time, each option to purchase shares of our common stock (each, a “Company Option”) that is outstanding immediately prior to the Effective Time will be cancelled and terminated and, to the extent any such Company Option is vested immediately prior to the Effective Time and held by a person other than Messrs. John Marmaduke, Dan Crow, Alan Van Ongevalle or Philip McConnell, will be converted at the Effective Time into the right to receive a cash amount equal to the Option Consideration for each share of common stock then subject to such Company Option. “Option Consideration” means, with respect to any share of the Company’s common stock issuable under each Company Option, an amount equal to the excess, if any, of (i) the Merger Consideration over (ii) the exercise price payable in respect of such share of Company common stock issuable under the Company Option.

The Merger Agreement contains customary representations and warranties of the Company and Parent. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements limiting the Company’s ability to engage in certain types of transactions, repurchase shares of its common stock, or declare any dividends, in each case, during the period between the date of the signing of the Merger Agreement and the closing date of the Merger.

The Merger Agreement also contains certain termination rights for both the Company and Parent. Upon termination of the Merger Agreement, under certain circumstances, the Company may be required to pay Parent a termination fee equal to $850,000 or, subject to certain limitations, the amount of the documented out-of-pocket fees and expenses incurred by Parent, Merger Sub and their respective affiliates in connection with the transactions contemplated by the Merger Agreement.

The completion of the Merger is subject to the satisfaction or waiver of customary closing conditions, including, among others: (i) approval of the Merger Agreement by holders of at least two-thirds of the outstanding shares of our common stock, (ii) there being no law or injunction prohibiting the consummation of the Merger, (iii) subject to specified materiality standards, the accuracy of the representations and warranties of the Company, Parent and Merger Sub, (iv) compliance by the Company, Parent and Merger Sub in all material respects with their respective covenants, (v) absence of any changes or events that have had or would reasonably be expected to have a material adverse effect on the Company, (vi) there being no litigation that shall have been instituted or threatened by a governmental authority seeking to challenge, restrain or prohibit the Merger or the Parent’s ownership of the Company or operation of the Company’s business following the Effective Time, and (vii) receipt of a consent and waiver from Bank of America, N.A. with respect to the Company’s loan facility.

IMPORTANT ADDITIONAL INFORMATION WILL BE FILED WITH THE SEC

The Company plans to file with the Securities and Exchange Commission (the “SEC”) and mail to its shareholders a Proxy Statement in connection with the Merger. The Proxy Statement will contain important information about Parent, Merger Sub, Mr. Weinshanker, the Company, the transaction and related matters. INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE PROXY STATEMENT CAREFULLY WHEN IT IS AVAILABLE.

Investors and security holders will be able to obtain free copies of the Proxy Statement and other documents filed with the SEC by the Company through the web site maintained by the SEC at www.sec.gov or by phone, email or written request by contacting Hastings at the following:

Address: 3601 Plains Boulevard, Amarillo, Texas 79102
Phone: (806) 677-1402
Email: dan.crow@goHastings.com

PARTICIPANTS IN THE SOLICITATION

The Company and its directors, executive officers and certain other members of management and employees of the Company may be deemed “participants” in the solicitation of proxies from shareholders of the Company in favor of the proposed merger. Information regarding the persons who may, under the rules of the SEC, be considered participants in the solicitation of the shareholders of the Company in connection with the proposed merger, and their direct or indirect interests, by security holdings or otherwise, which may be different from those of the Company’s shareholders generally, will be set forth in the Proxy Statement and the other relevant documents to be filed with the SEC. You can find information about certain of the Company’s executive officers and its directors in this Annual Report on Form 10-K for the fiscal year ended January 31, 2013.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a form of which is attached hereto as Exhibit 2.1 (by reference to Exhibit 2.1 of our current report on Form 8-K filed with the SEC on March 18, 2014) and is incorporated herein by reference.

Business Strategy

Our goal is to continue to enhance our position as a leading multimedia entertainment and lifestyle retailer primarily in medium-sized communities by expanding and remodeling existing stores and opening new stores in selected markets, along with adapting our product lines to meet the changing needs of our customers and offering our products through the Internet. Each element of our business strategy is designed to build consumer awareness of the Hastings concept and achieve high levels of customer loyalty and repeat business. We believe the key elements of this strategy are the following:

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

The following table shows our revenue mix as a percentage of total revenues (excluding gift card breakage), for both used and new products, for the last three fiscal years:

	Fiscal Year
Product Category	2013	2012	2011
Movies	23%	22%	22%
Books	20%	22%	22%
Rental	12%	13%	14%
Trends	11%	9%	8%
Music	10%	11%	12%
Video Games	10%	10%	12%
Electronics	6%	5%	3%
Consumables and Hardback Café	5%	5%	5%
Other	3%	3%	2%

All stores carry a core product assortment for each product category. This assortment is supplemented with tailored components to accommodate the particular demographic profile and demand of the local market in which the store operates through the utilization of our proprietary purchasing and inventory management systems. We believe that our multimedia and lifestyle format reduces our reliance on and exposure to any particular entertainment or lifestyle segment and enables us to efficiently add exciting new entertainment categories to our existing product lines.

Medium-Sized Market Focus. We target medium-sized markets with populations generally less than 250,000 where our extensive new and used product selection, low pricing strategy, ability to trade-in, efficient operations and superior customer service enable us to become the market’s destination lifestyle and entertainment store. We believe that the medium-sized markets where we operate the majority of our stores present an opportunity to profitably operate and expand our unique lifestyle and entertainment store format. We base our merchandising strategy on an in-depth understanding of our customers and our individual markets. We strive to optimize each store’s merchandise selection by using our proprietary information systems to analyze the sales history, anticipated demand and demographics of each store’s market. In addition, we utilize flexible layouts that enable each store to present our products according to local interests and to customize the layout in response to new customer preferences and product lines.

Customer-Oriented Format. We design our stores to provide an easy-to-shop, open store atmosphere by offering major product categories in a “store-within-a-store” format. Most of our stores position product with customer affinities together in three departments (e.g., books, music/video games/lifestyle/trends and video/rental) that are designed to allow customers to view the entire store. Due to the success of our store resets in fiscal 2012, to reduce the footprint of Rental Movies and Music and increase the footprint of new and expanded product lines in categories such as Trends and Consumer Electronics, we reset an additional thirty-six stores in fiscal 2013. We plan to continue expanding on this strategy during fiscal 2014.

To encourage browsing and the perception of Hastings as a community gathering place, we have continued to invest in our Hardback Coffee Cafés. At March 31, 2014, we had sixty-one Hardback Coffee Cafés serving gourmet coffee and pastries, thirty-five of which allow the customer to place drive-thru orders. All Hardback Coffee Cafés currently offer Wi-Fi accessibility to customers. Stores without Hardback Coffee Cafés have incorporated other amenities, such as comfortable chairs for reading, soft drinks and snacks, children’s reading areas and in-store promotional events.

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

Used and Budget-Priced Products. Since 1992, we have bought or traded for customers’ CDs to sell as used product in order to leverage the value of our CD offering. During 2001, we added DVDs and video games and in 2004 we added books to our used product offerings. Additionally, we purchase used product directly from outside vendors, although the majority of our purchases come straight from customers selling back product. In addition to used products, we offer budget-priced products in all of our major product categories in order to promote value to a broad base of budget conscious consumers. By offering used and budget products, we allow the customer to choose between a new or a less expensive used copy of the same title. During fiscal 2013, 2012, and 2011, we generated approximately 13.8%, 14.6% and 15.7%, respectively, of our total revenues (excluding breakage revenue) from used and budget-priced products. We believe customer loyalty and additional visits are created by customers trading in unwanted entertainment media for cash or credit.

Internet. During July 2009, we introduced our new and improved Internet e-commerce web site, www.goHastings.com, which includes updated branding, expanded product availability, improved searching and browsing capabilities and increased interactivity for users. The site enables customers to access over 900,000 unique new and used lifestyle and entertainment products and unique contemporary gifts and offers customers exceptional merchandise pricing. The site also offers the option to set up a wish-list that a customer can share with family and friends for better gift giving and the ability to check gift card balances. Customers can watch trailers for movies and video games, sample music titles, digitally download music selections and even reserve a copy of an upcoming release online to be picked up in the store or shipped to them upon release. The site allows customers to look up specific store information, store hours and unique store events, and to check online to see if an item is in stock at their local store. The site also features an Investor Relations section with links to press releases and filings with the SEC, including officer certifications of financial information listed as exhibits to such filings and our board committee charters, code of conduct and biographies for board members and executive officers.

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

We prominently display the website in our weekly advertisements and in-store to drive direct visits to www.goHastings.com. In order to widen our reach to customers that may not live near a Hastings store, we use various channels to market our website. Affiliate marketing, which includes using partner websites to advertise our promotions, is a strong channel. When a customer clicks on our link from an affiliate website they are sent to www.goHastings.com where they can purchase our product. For fiscal 2013, we had approximately 1,400,000 customers click on an affiliate link and 5.0% of those visits resulted in a sale. Total sales through affiliate marketing were approximately $2.3 million for fiscal 2013. Through another channel, we send emails notifying customers of promotions and special offers. We have also begun user segmentation by sending emails to customers about the departments they are interested in. We also take part in Social Media, a growing marketing channel. Social Media is the new “word of mouth” marketing that influences the buying decisions of customers. We have integrated www.goHastings.com with Facebook allowing customers to comment on individual items which will then show on the product page, as well as the customer’s Facebook news feed. Facebook and Twitter are two primary Social Media channels that we utilize. Our Facebook page, which currently has over 384,000 fans, allows us to let fans know about current events at their local stores and current sales or promotions. It also gives us a forum to communicate with fans who post questions or comments about their Hastings experiences. Through Twitter, we “tweet” our latest sales, promotions, and events. Other marketing channels we employ include comparison shopping engines, display advertisement (on various online websites), pay-per-click, referrals, and search engine optimization. Through each marketing channel, we work to convert “clicks” into sales and reach customers nationwide.

Expansion Strategy

We do not plan to open, relocate or remodel, other than reset and remerchandise, any stores during fiscal 2014. We plan to close two or three stores during fiscal 2014, one of which has been closed before the filing of this Annual Report on Form 10-K. Beyond fiscal 2014, we have identified potential locations for future stores in under-served, medium-sized markets that meet our new-market criteria. Management intends to continue its practice of reviewing the profitability trends and prospects of existing stores and closing or relocating under-performing stores. We believe that with our current information systems and distribution capabilities, our infrastructure can support our anticipated rate of expansion and growth for at least the next several years.

Merchandising Strategy

Our combination of books, periodicals, movies, video games, lifestyles, trends, music, electronics and consumables is unique in the marketplace. These core categories, supplemented by our video and video game rental business and the ability of our customers to buy, sell and trade used products, create a store environment that appeals to a broad customer base, and positions our stores as destination lifestyle and entertainment stores in our targeted medium-sized markets.

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

Selection Management. Selection Management constantly analyzes store-specific sales, traits and seasonal trends to determine title selection and inventory levels for each individual store. By forecasting annual sales of products, the system enables us to promptly identify overstocked or under-stocked items, prompt required store actions and maintain optimal inventory levels. The system tailors each individual store’s inventory to the market. There are over 841,000 stock keeping units in our inventory.

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

Store Systems. Each store has a dedicated server within the store for processing information, which is connected through a wide area network. This connectivity provides consolidation of individual transactions and allows store management and Store Support associates easy access to the information needed to make informed decisions. Transactions at the store are summarized and used to assist in staff scheduling, loss prevention and inventory control. Our proprietary Point Of Sale system allows the scanning of merchandise and rental products as well as customer membership cards, facilitating maximum customer efficiency at checkout. Our proprietary data transfer system copies data between the stores and the Store Support Center, including, among other things, sales and inventory transactions.

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

goShip. We fill Internet orders for new and used product placed at www.goHastings.com, Amazon Marketplace and eBay through our proprietary goShip program, which allows us to ship product to customers directly from our store or our distribution center inventories. The goShip system allows us to list inventory on www.goHastings.com, Amazon Marketplace and eBay. When orders are placed, they are sourced to the stores or distribution center and generally shipped to the customer within 72 hours. This has allowed us to leverage our store inventory to a wider group of customers, which increases store revenue and enhances the performance of the product inventory. As of March 31, 2014, we had 127 stores participating in goShip.

Distribution and Vendors

Our distribution center is located in a 198,000 square foot facility adjacent to our corporate headquarters in Amarillo, Texas. This central location and the local labor pool enable us to realize relatively low transportation and labor costs. The distribution center is utilized primarily for receiving, storing and distributing approximately 39,000 products offered in substantially every store. The primary purpose of the distribution center is to warehouse large deal purchases, including forward buys, closeouts and other bulk purchases. In addition, the distribution facility is used to carry high velocity products purchased from vendors that have long lead times to ensure adequate in-stock positions. The distribution facility is also used to receive, process and ship items that are to be returned to manufacturers and distributors, and to rebalance merchandise inventories among our stores. This facility currently provides inventory to all Hastings stores and is designed to support potential future growth. We ship products weekly to each Hastings store, facilitating quick and responsive inventory replenishment. We send additional shipments to various stores one to two times per week for new release or hot selling products that need replenishment in between weekly shipments. Approximately 36% of our total product, based on store receipts, is distributed through the distribution center. Approximately 64% of our total product is shipped directly from vendors to the stores.

Our information systems and corporate infrastructure facilitate our ability to purchase products directly from manufacturers, which contributes to our low-pricing structure. In fiscal 2013, we purchased the majority of our products directly from manufacturers, rather than through distributors. Our top three vendors accounted for approximately 21% of total products purchased during fiscal 2013. While selections from a particular artist or author generally are produced by a single studio or publisher, we strive to maintain vendor relationships that can provide alternate sources of supply. Products we purchase are generally returnable to the supplying vendor. Typically, vendors charge a fee for the return of product. In addition to this fee, we incur freight and handling costs to return product to vendors.

Store Operations

Most of our stores employ one store manager, and approximately 40% of our stores employ one manager in training. Store managers and managers in training are responsible for the execution of all operational, merchandising, human resources and marketing strategies for the store in which they work. Stores also generally have department managers, who are individually responsible for their respective departments: books, lifestyles, video, customer service, café, and inventory control. Most Hastings stores are generally open Sunday through Thursday from 9:00 a.m. to 10:00 p.m. and Friday and Saturday from 9:00 a.m. to 11:00 p.m. The only day our stores are closed is Christmas.

Competition

Hastings competes, within our trading areas, with all specialty music, book, video and video game retailers, as well as kiosks and mass retailers. Additionally, Hastings competes with video and video game rental stores and both Internet retail and subscription based services operating in our product categories.

Seasonality

Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Thus, the quarterly results of operations are not necessarily indicative of annual results.

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

Associates

We refer to our employees as associates because of the critical role they play in the success of each Hastings store and the Company as a whole. As of March 31, 2014, we employed 4,738 associates, of whom 1,567 are full-time and 3,171 are part-time associates. Of this number, 4,338 were employed at retail stores, 205 were employed at our distribution center, 11 were employed at our fixture shop and 184 were employed at our corporate offices. None of our associates is represented by a labor union or subject to a collective bargaining agreement. We believe that our relations with our associates are good.

Executive Officers of the Company

Below is certain information about the executive officers of Hastings.

Name	Age	Position
John H. Marmaduke	66	Chief Executive Officer and Board Chairman
Alan Van Ongevalle	46	President and Chief Operating Officer
Dan Crow	67	Vice President of Finance and Chief Financial Officer
Phil McConnell	51	Vice President, Divisional Merchandise Manager

All executive officers are chosen by the Board of Directors and serve at the Board’s discretion. Information concerning the business experience of our executive officers is as follows:

John H. Marmaduke, age 66, has served as Chief Executive Officer of the Company since July 1976 and as Chairman of the Board since October 1993. Mr. Marmaduke served as President of the Company’s former parent company, Western Merchandisers, Inc. (“Western”), from 1982 through June 1994, including the years 1991 through 1994 when Western was a division of Wal-Mart Stores, Inc. Mr. Marmaduke also serves on the board of directors of the Entertainment Merchants Association. Mr. Marmaduke has been active in the entertainment retailing industry with the Company and its predecessor company for over 40 years.

Alan Van Ongevalle, age 46, has served as President and Chief Operating Officer since February 2013. In his new role, Mr. Van Ongevalle’s added duties include Marketing and Information Technology. Mr. Van Ongevalle has served in various positions with Hastings since 1998, including: from August 2009 to February 2013, Executive Vice President of Merchandising; from February 2007 to August 2009, Senior Vice President of Merchandising; from February 2003 to February 2007, Vice President of Information Technology and Distribution; from August 2002 to February 2003, Vice President of Marketing and Distribution; from May 2000 to August 2002, Vice President of Marketing; from August 1999 to May 2000, Senior Director of Marketing; and from September 1998 to August 1999, Director of Advertising. Mr. Van Ongevalle joined Hastings in November 1992 and held various store operation management positions including Store Manager and Director of New Stores for the Southern Kansas area through September 1998.

Dan Crow, age 67, has served as Vice President of Finance and Chief Financial Officer of the Company since October 2000. From July 2000 to October 2000, Mr. Crow served as Vice President of Finance. Mr. Crow is a member of the American Institute of Certified Public Accountants and Financial Executives International.

Phil McConnell, age 51, has served as Vice President and Divisional Merchandise Manager, responsible for Purchasing, Distribution and Inventory Management of the Company, since June 2006. Prior to that, Mr. McConnell most recently served for nine years as Vice President of Merchandising for VMI Services for Alliance Entertainment Corporation (AEC), the largest wholesale distributor of prerecorded music and movies in the nation. Previously, Mr. McConnell served in senior merchandising positions with Best Buy and Circuit City.

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

Under the terms of the Merger Agreement, the obligations of the parties to complete the Merger are subject to a number of conditions, many of which are beyond our control.

Under the terms of the Merger Agreement, the obligations of Parent and Merger Sub to complete the Merger are subject to a number of conditions, including, among others. (i) approval of the Merger Agreement by holders of at least two-thirds of the outstanding shares of our common stock, (ii) there being no law or injunction prohibiting the consummation of the Merger, (iii) subject to specified materiality standards, the accuracy of the representations and warranties of the Company contained in the Merger Agreement, (iv) compliance by the Company in all material respects with its covenants contained in the Merger Agreement, (v) absence of any changes or events that have had or would reasonably be expected to have a material adverse effect on the Company, (vi) there being no litigation that shall have been instituted or threatened by a governmental authority seeking to challenge, restrain or prohibit the Merger or the Parent’s ownership of the Company or operation of the Company’s business following the Effective Time, and (vii) receipt of a consent and waiver from Bank of America, N.A. with respect to the Company’s loan facility.  Should any of these conditions not be met, Parent and Merger Sub will not be obligated to complete the Merger.

While there are other risks to the Company's business related to a transaction such as the Merger, many of these risks are beyond the Company's ability to control or predict.

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

Advances in technologies such as video-on-demand, rental video kiosks and electronic book readers, or certain changes in consumer behavior driven by these or other technologies and methods of delivery, have had and will continue to have a negative effect on our business. In particular, our business could be impacted if (i) newly released movies were to be made widely available by the studios to these technologies at the same time or before they are made available to in-store video retailers for rental and (ii) these technologies were to be more widely accepted by consumers. In addition, advances in direct broadcast satellite and cable technologies may adversely affect public demand for video store rentals. If direct broadcast satellite and digital cable were to become more widely available and accepted, this could cause a smaller number of movies to be rented if viewers were to favor the expanded number of conventional channels and expanded content, including movies, specialty programming and sporting events, offered through these services. If this were to occur, it could have a negative effect on our video rental business. Direct broadcast satellite providers transmit numerous channels of programs by satellite transmission into subscribers’ homes. Also, cable providers are taking advantage of digital technology to transmit many additional channels of television programs over cable lines to subscribers’ homes.

The continuing popularity of technological advances that allow consumers to download music directly from the Internet could continue to have a negative impact on our music business. Additionally, the emergence of rental video kiosks could continue to have an adverse effect on our movie rental business. Electronic book readers that allow consumers to download books directly to a portable device have had, and could continue to have, a negative impact on our book business.

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

We could be materially and adversely affected if our distribution center is disrupted.

We ship approximately 36% of our merchandise inventory through our distribution center located in Amarillo, TX. If our distribution center is destroyed or disrupted for any reason, including; weather, fire, labor, or other issues, we could incur significantly higher costs and longer lead times associated with distributing our products to our stores during the time it takes to reopen or replace the center.

We maintain business interruption insurance to protect us from the costs relating to matters such as a shutdown, but our insurance may not be sufficient, or the insurance proceeds may not be timely paid to us, in the event of a shutdown.

The occurrence of severe weather events, catastrophic health events or natural disasters could significantly damage or destroy our retail locations, could prohibit consumers from traveling to our retail locations or could prevent us from resupplying our stores or distribution centers, especially during peak shopping seasons.

Unforeseen events, including public health issues and natural disasters, such as earthquakes, hurricanes, snow storms, floods and heavy rains, could disrupt our operations or the operations of our suppliers, as well as the behavior of our consumers. We believe that we take reasonable precautions to prepare particularly for weather-related events; however, our precautions may not be adequate to deal with such events in the future. If these events occur in the future and impact areas in which we have our distribution centers or a concentration of retail stores, such events could have a material adverse effect on our business, financial condition and results of operations, particularly if they occur during peak shopping seasons.

If the Company’s vendors fail to provide marketing and merchandising support at historical levels, the Company’s results of operations could be adversely affected.

The manufacturers of entertainment products have typically provided retailers with significant marketing and merchandising support for their products. The Company receives cooperative advertising and other allowances from vendors as part of this support. These allowances enable the Company to actively promote and merchandise products it sells at its stores and on its website.  The Company’s results of operations could be negatively impacted if the Company’s vendors fail to provide this support at historic levels.

The Company faces data security risks with respect to personal information.

A fundamental requirement for processing credit/debit cards is the secure storage and transmission of sensitive information. Our use of this information is regulated by various privacy and information security laws that are constantly changing. Compliance with these laws and regulations may result in cost increases due to necessary systems changes and the development of new processes. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches on our website and otherwise, failure to prevent or mitigate such fraud or breaches, or to discover such fraud or breaches that may go undetected for an extended period of time, may adversely affect our business or results of operations, damage our reputation or subject us to legal risk.

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

The Company’s performance is subject to general economic conditions and their impact on levels of discretionary consumer spending. Consumer confidence, recessionary and inflationary trends, consumer credit availability, interest rates, consumers’ disposable income and spending levels, fuel prices, unemployment rates and income tax rates may directly affect our financial results.  Consumer purchases of discretionary items, such as our merchandise, generally decline during recessionary periods and other periods where disposable income is adversely affected. A downturn in the economy affects retailers disproportionately, as consumers may prioritize reductions in discretionary spending, which could have a direct impact on purchases of our merchandise and adversely impact our results of operations. In addition, reduced consumer spending may drive us and our competitors to offer additional products at promotional prices, which would have a negative impact on gross profit.

We may see increased costs or lower revenue arising from health care reform.

In March 2010, Congress passed, and the President signed, the Patient Protection and Affordable Care Act. This act is having a significant impact on health care providers, insurers and others associated with the health care industry. We have evaluated the impact of this comprehensive act on our business and continue to monitor the delays and extensions related to this Act. Federal and state governments may propose other health care initiatives and revisions to the health care and health insurance systems.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.	PROPERTIES.

As of March 31, 2014, we operated 126 superstores in 19 states located as indicated in the following table:

Name of State	Number of Stores
Alabama	1
Arkansas	8
Arizona	6
Colorado	3
Idaho	10
Indiana	1
Kansas	7
Kentucky	1
Louisiana	1
Missouri	6
Montana	6
Nebraska	4
New Mexico	14
Oklahoma	11
Tennessee	5
Texas	31
Utah	2
Washington	6
Wyoming	3
Total	126

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

We actively manage our existing stores and from time to time close under-performing stores. We closed ten stores during fiscal 2013 and three stores during fiscal 2012. Additionally, we plan to close two to three stores during fiscal 2014, one of which has been closed before the filing of this Annual Report on Form 10-K, when the leases for these stores expire.

The terms of our store leases vary considerably. We strive to maintain maximum location flexibility by entering into leases with long initial terms and multiple short-term extension options. We have been able to enter into leases with these terms in part because we generally bear a substantial portion of the cost of preparing the space for a store.

The following table sets forth, as of March 31, 2014, the number of superstores that have current lease terms that will expire during each of the following fiscal years and the associated number of stores for which we have options to extend the lease term:

	Number of Stores	Options
Fiscal Year 2014	12	11
Fiscal Year 2015	20	15
Fiscal Year 2016	11	8
Fiscal Year 2017	18	17
Fiscal Year 2018	19	19
Thereafter	46	42
Total	126	112

In addition to the table set forth above, the Sun Adventure Sports located in Amarillo, Texas has a lease that will expire during fiscal 2020, with options available to extend the lease term. The Sun Adventure Sports located in Lubbock, Texas has a lease that will expire during fiscal 2022 with an option available to extend the lease term. TRADESMART, located in Littleton, Colorado, has a lease that will expire during fiscal 2021 with an option available to extend the lease term.

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

On March 28, 2014, a lawsuit challenging the Merger, captioned CV-00072-J—Andreas Oberegger and David A. Capps, directly and derivatively on behalf of Hastings Entertainment, Inc., v. Danny W. Gurr, Ann S. Lieff, Frank O. Marrs, John H. Marmaduke, Jeffrey G. Shrader, Draw Another Circle, LLC, Hendrix Acquisition Corp., Joel Weinshanker and National Entertainment Collectibles Association, Inc., as defendants, and Hastings Entertainment, Inc., as a nominal defendant, was filed in the United States District Court for the Northern District of Texas, Amarillo Division. The plaintiffs are purported shareholders of the Company and are alleging several claims in connection with the Merger Agreement and the transactions contemplated therein.  Plaintiffs allege, among other things, that the Merger contemplated in the Merger Agreement provides for insufficient consideration to be paid to the Company’s shareholders in exchange for their shares of the Company’s common stock, that the officers and directors of the Company breached their respective fiduciary duties in the course of negotiating and approving the Merger Agreement and that the other defendants aided and abetted such breach of fiduciary duties.  The lawsuit seeks to enjoin the merger or rescind the merger if it is consummated and compensatory damages in an unspecified amount.  The Company believes that the lawsuit was improperly and prematurely filed under Texas law.  On April 16, 2014, the Company filed a Motion to Dismiss the Action, and Parent, Merger Sub, NECA and Mr. Weinshanker filed a Joinder to this Motion to Dismiss the Action on April 18, 2014.  The Court has not yet ruled on the motion.   The Company’s management believes that the lawsuit’s allegations are without merit and intends to vigorously defend themselves.

Prior to filing the lawsuit, the plaintiffs’ counsel sent the Company a demand letter dated March 20, 2014 demanding that the Board of Directors commence an action on behalf of the Company against the Directors. The Board of Directors appointed a Special Committee composed of independent directors to review the plaintiffs’ allegations.  The Committee has not yet completed its review or made any determination as to what action, if any, should be taken in response to those allegations.

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

The shares of Hastings’ common stock are listed and traded on The NASDAQ National Market (“NASDAQ”) under the symbol “HAST.” Our common stock began trading on June 12, 1998, following our initial public offering. The following table contains, for the fiscal periods indicated, the high and low sales prices per share of our common stock as reported on NASDAQ:

	High	Low
2013:
First Quarter	$2.65	$1.24
Second Quarter	$5.45	$2.44
Third Quarter	$3.94	$1.95
Fourth Quarter	$2.35	$1.47
2012:
First Quarter	$2.87	$1.62
Second Quarter	$2.25	$1.72
Third Quarter	$2.14	$1.81
Fourth Quarter	$3.30	$1.95

As of March 31, 2014, there were 256 holders of record of our common stock.

We did not pay any dividend during the fiscal year ending January 31, 2014.  A special dividend of $0.35 per share and an annual dividend of $0.02 per share were paid during the fiscal year ending January 31, 2013. Under the Merger Agreement described under the heading “Merger Agreement” in Item 1 of this Annual Report on Form 10-K, the Company is not permitted to pay dividends without Parent’s consent.

We did not purchase any shares of our common stock during the three month period ending January 31, 2014.  Under the Merger Agreement, we may not purchase shares of common stock without the consent of Parent.

Comparison of Cumulative Five Year Total Return

	Fiscal Years Ended
	January 31, 2009	January 31, 2010	January 31, 2011	January 31, 2012	January 31, 2013	January 31, 2014
Hastings	$100.00	$168.25	$219.84	$64.29	$86.11	$76.98
S&P 500 Index	100.00	130.03	155.73	158.91	181.40	215.84
NASDAQ Composite Index	100.00	145.44	182.88	190.59	212.82	277.96

The graph above compares the cumulative total shareholder return on our common stock for the last five years with the cumulative total return on the S&P 500 Index and the NASDAQ Composite Index over the same period. The graph assumes the investment of $100 in Hastings common stock, the S&P 500 Index and the NASDAQ Composite Index on January 31, 2009 and the reinvestment of all dividends.

Equity Compensation Plan Information

The following table sets forth information concerning stock options outstanding, the weighted average exercise price of those options and options remaining to be granted under existing option plans, whether approved or not approved by security holders, as of January 31, 2014. The purpose of this table is to illustrate the potential dilution that could occur from past and future equity grants. Hastings does not have any outstanding warrants or stock appreciation rights.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	520,777	$4.57	316,576
Equity compensation plans not approved by security holders	—	—	—
Total	520,777	$4.57	316,576

Under the Merger Agreement, we may not issue additional options under our option plans without the consent of Parent.

ITEM 6.	SELECTED FINANCIAL DATA.

The data set forth below should be read in conjunction with Item 7 - “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and the Company’s Financial Statements and notes thereto.

	Fiscal Year
(In thousands, except per share and square foot data)	2013	2012	2011	2010	2009
Income Statement Data:
Merchandise revenue	$382,578	$402,735	$425,142	$440,038	$441,462
Rental revenue	53,043	59,846	70,426	80,216	81,374
Gift card breakage revenue (1)	341	(80)	819	801	8,510
Total revenues	435,962	462,501	496,387	521,055	531,346
Merchandise cost of revenue	262,639	275,251	295,506	303,714	307,074
Rental asset cost of revenue	19,071	20,779	27,166	29,950	29,424
Total cost of revenues	281,710	296,030	322,672	333,664	336,498
Gross profit	154,252	166,471	173,715	187,391	194,848
Selling, general and administrative expenses (2)	163,698	174,461	185,107	184,142	183,413
Pre-opening expenses	—	—	244	—	3
Operating income (loss)	(9,446)	(7,990)	(11,636)	3,249	11,432
Interest expense	(1,283)	(1,173)	(1,334)	(1,014)	(1,014)
Other, net (3)	302	147	275	156	1,902
Income (loss) before income taxes	(10,427)	(9,016)	(12,695)	2,391	12,320
Income tax expense (benefit) (4)	(244)	297	4,884	686	5,387
Net income (loss)	$(10,183)	$(9,313)	$(17,579)	$1,705	$6,933
Basic income (loss) per share	$(1.25)	$(1.14)	$(2.05)	$0.19	$0.72
Diluted income (loss) per share	$(1.25)	$(1.14)	$(2.05)	$0.18	$0.71
Weighted-average common shares outstanding – basic	8,142	8,202	8,556	9,036	9,610
Weighted-average common shares outstanding – diluted	8,142	8,202	8,556	9,326	9,752
Other Data:
Depreciation (5)	$12,552	$14,948	$17,026	$17,273	$18,957
Capital expenditures (6)	$10,274	$9,008	$15,944	$11,906	$11,265
Store Data:
Total selling square footage at end of period	2,665,646	2,841,473	2,918,708	3,017,739	3,065,477
Comparable-store revenues increase (decrease) (7)	(2.8%)	(5.1%)	(5.3%)	1.4%	(3.1%)
Revenue per selling square footage(8)	$163.42	$162.80	$169.79	$172.40	$170.58

	January 31,
	2014	2013	2012	2011	2010
Balance Sheet Data:
Working capital (9)	$80,690	$77,170	$93,349	$83,870	$88,740
Total assets	$206,645	$205,982	$225,474	$229,683	$238,800
Total long-term debt	$51,749	$41,805	$53,279	$31,766	$38,174
Dividends declared	$—	$3,062	$—	$—	$—
Total shareholders’ equity	$64,002	$73,975	$86,058	$104,726	$108,158
(1)

In fiscal 2013, fiscal 2012, fiscal 2011, fiscal 2010, and fiscal 2009, we recorded approximately $0.3 million, ($0.1) million, $0.8 million $0.8 million and $8.5 million, respectively, of revenue for the estimated breakage on gift cards we previously issued and sold. During fiscal 2012, we discontinued recognition of gift card breakage for our Colorado stores per state escheat laws and we decreased the overall gift card breakage percentage, causing a negative amount for the fiscal year. See Note 1 of the financial statements for additional discussion.

(2)

Includes approximately $0.3 million, $1.4 million, $0.8 million, $0.7 million and $1.6 million of impairment charges for fiscal 2013, 2012, 2011, 2010 and 2009, respectively. Includes approximately $0.3 million, $0.3 million and $2.4 million of abandoned lease expense recognized for fiscal 2013, fiscal 2012 and fiscal 2011, respectively.

(3)	For fiscal 2009, includes approximately $1.4 million related to gain from insurance proceeds.
(4)

The results for fiscal 2013 include a discrete tax benefit of approximately $0.5 million from the recognition of a tax position due to a change in state administrative practices. The results for fiscal 2011 include a valuation allowance of approximately $8.6 million, which was recorded during the fourth quarter. The results for fiscal 2010 include a discrete tax benefit of approximately $0.2 million related to amended state returns resulting from an Internal Revenue Service (“IRS”) audit of the Company’s previously filed Federal tax returns. The results for fiscal 2009 include a discrete tax charge of approximately $0.4 million related to amended state and federal tax returns resulting from an IRS audit of the Company’s previously filed tax returns.

(5)

Excludes amounts associated with our rental asset cost depreciation of $3.9 million, $6.2 million, $11.0 million, $11.9 million and $12.3 million for fiscal 2013, 2012, 2011, 2010 and 2009, respectively.

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

(8)	Excludes gift card breakage revenue of approximately $0.3 million, ($0.1) million, $0.8 million, $0.8 million and $8.5 million for fiscal 2013, 2012, 2011, 2010 and 2009, respectively.
(9)	Working capital is calculated as total current assets less total current liabilities.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our consolidated financial statements and the related notes thereto and “Item 6. Selected Financial Data” appearing elsewhere in this Annual Report on Form 10-K.

Overview

Hastings is a leading multimedia entertainment and lifestyle retailer that buys, sells, trades and rents various home entertainment products, including books, music, software, periodicals, new and used CDs, movies on DVD and Blu-ray, video games, video game consoles and electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise through our entertainment stores and our Internet web site. As of March 31, 2014, we operated 126 stores averaging approximately 24,000 square feet in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. Each of the stores, operated on leased premises, is wholly-owned by us and is operated under the name of Hastings. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas, and TRADESMART, located in Littleton, Colorado, which are wholly-owned by us.

Over the past several years, our financial performance has been adversely impacted by a number of factors, including the economic downturn and the expanding digital delivery of entertainment. Our book business continues to be negatively impacted by the transition of certain categories to digital formats, but at a lesser rate than anticipated, therefore we expect the negative trends in sales of new books to continue and expect a single digit decrease in Book Comp sales for fiscal 2014. We expect Music Comp sales, which have had mid-single to double digit decreases for the last five years driven primarily by digital content delivery, to have a high single digit decrease for fiscal 2014. Movie Comps have been negatively impacted by a weak schedule of new releases during fiscal 2013 which has directly impacted new movie sales. We expect total Movie Comps for fiscal 2014 to be flat. Rental Comps have decreased the past several years due to competition from rental kiosks and subscription-based rental services. We expect Rental Comps for fiscal 2014 to have a single digit decrease.  We expect Electronic Comp sales, which have had single to double digit increases for the last several years, to have a high single digit increase for fiscal 2014. With the launch of the new game consoles, we expect a high double digit increase in Video Game Comp sales. Trends Comps, which include lifestyle products, have seen high single to double digit increases during the last two years.  We expect that increase to continue for Trend Comp sales in fiscal 2014 with a mid-single digit increase. As the economy improves, along with the continued success of our reset stores and expanded product lines which we plan to continue through fiscal 2014, we expect our comp revenues to improve.

On March 17, 2014, the Company entered into the Merger Agreement with Parent and Merger Sub.  Upon the effective time of the Merger, the Company will be merged with and into Merger Sub, with the Company surviving the Merger as a wholly-owned subsidiary of Parent.

Our operating strategy is to continue to enhance our position as a multimedia entertainment and lifestyle retailer by resetting existing stores and offering our products through our Internet web site. We are also focused on shifting our business model more toward lifestyle and consumer electronics products to become less dependent on entertainment products. Some examples of such products include tablet expansions for reading, watching movies, hobby, crafts and playing games and phone app products to be used with your smart phone for fun, health and fitness.

References in this Annual Report on Form 10-K to fiscal years are to the twelve-month periods that end in January of the following calendar year. For example, the twelve-month period ended January 31, 2014 is referred to as fiscal 2013.

Merger Agreement

As described under the heading “Merger Agreement” in Item 1 of this Annual Report on Form 10-K, on March 17, 2014, we entered into the Merger Agreement with Parent and its wholly owned subsidiary. Pursuant to the Merger Agreement, subject to satisfaction or waiver of certain closing conditions, Merger Sub will merge with and into the Company, with the Company continuing its existence under Texas law as the surviving entity in the Merger. Upon the completion of the Merger, the Company will be a wholly owned subsidiary of Parent.

If the Merger is completed, at the effective time of the Merger, each share of common stock of the Company issued and outstanding as of immediately prior to the effective time (excluding any shares of common stock held by Parent or its affiliates (including Merger Sub and NECA)), any shares of common stock held by the Company in treasury or by any direct or indirect wholly owned subsidiary of the Company) will be automatically cancelled and converted into the right to receive the Merger Consideration of $3.00 per share.

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

In addition to stock options, we have awarded restricted stock awards, including restricted stock units and performance-based restricted stock awards. The grant date fair value of restricted stock awards is equal to the average of the opening and closing stock price on the day on which they are granted. For performance-based restricted stock awards, compensation expense is recognized if management deems it probable that the performance conditions will be met. Management must use its judgment to determine the probability that a performance condition will be met. If actual results differ from management’s assumptions, future results could be materially impacted.

Under the Merger Agreement, we may not grant or award any options, restricted stock or other share based compensation without the consent of Parent.

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

	Fiscal Year
	2013	2012	2011
Merchandise revenue	87.7%	87.1%	85.6%
Rental asset revenue	12.2	12.9	14.2
Gift card breakage revenue	0.1	(0.0)	0.2
Total revenues	100.0	100.0	100.0
Merchandise cost of revenue	68.6	68.3	69.5
Rental asset cost of revenue	36.0	34.7	38.6
Total cost of revenues	64.6	64.0	65.0
Gross profit	35.4	36.0	35.0
Selling, general and administrative expenses	37.5	37.7	37.3
Operating income (loss)	(2.1)	(1.7)	(2.3)
Other income (expense):
Interest expense	(0.3)	(0.3)	(0.3)
Other, net	0.1	0.0	0.1
	(0.2)	(0.3)	(0.2)
Income (loss) before income taxes	(2.3)	(2.0)	(2.5)
Income tax expense (benefit)	(0.1)	0.0	1.0
Net income (loss)	(2.2)%	(2.0)%	(3.5)%

	Fiscal Year
	2013	2012	2011
Hastings Stores(1):
Beginning number of stores	137	140	146
Openings	—	—	1
Closings	(10)	(3)	(7)
Ending number of stores	127	137	140
(1)	We operate three concept stores, including two Sun Adventure Sports and one TRADESMART, which are not included in the above summary of Hastings Stores activity.

Fiscal 2013 Compared to Fiscal 2012

Revenues. Total revenues for the fiscal year ended January 31, 2014 decreased approximately $26.5 million, or 5.7%, to $436.0 million compared to $462.5 million for the fiscal year ended January 31, 2013.  The following is a summary of our revenues results (dollars in thousands):

	Fiscal Year Ended January 31,
	2014		2013		Decrease
	Revenues	Percent Of Total	Revenues	Percent of Total	Dollar	Percent
Merchandise revenue	$382,578	87.8%	$402,735	87.1%	$(20,157)	-5.0%
Rental revenue	53,043	12.2%	59,846	12.9%	(6,803)	-11.4%
Gift card breakage revenue	341	0.1%	(80)	0.0%	421	NM
Total Revenues	$435,962	100.0%	$462,501	100.0%	$(26,539)	-5.7%
Stores open at period end	130		140		(10)	-7.1%
Comparable-store revenues (“Comp”)
Total		-2.8%
Merchandise		-2.0%
Rental		-7.7%

Below is a summary of the Comp results for our major merchandise categories:

	Fiscal Year Ended January 31,
	2014	2013
Trends	15.2%	8.7%
Electronics	9.9%	12.9%
Movies	2.2%	-1.1%
Hardback Café	1.1%	11.1%
Consumables	-2.5%	1.5%
Video Games	-2.9%	-21.8%
Books	-10.7%	-1.3%
Music	-12.5%	-12.0%

Trends Comps increased 15.2% for fiscal 2013, primarily due to strong sales in toys and gifts, action figures, comic books, licensed and branded products and recreational and lifestyle products.  Licensed and branded products for which we experienced strong sales during the period were Walking Dead, Star Wars and Doctor Who.  The Trends department also includes recreation and lifestyles products whose growth was driven by the addition of hobby products, pet accessories and outdoor accessories to reset stores as well as growth in the existing categories of skateboards and disc golf.  Hobby products showed significant growth during fiscal 2013 led by sales of remote control vehicles and model kits.  Electronics Comps increased 9.9% for fiscal 2013, primarily due to increased sales in hardware categories, such as televisions, turntables and speaker systems; strong growth was also realized in refurbished electronics.  Movies Comps increased 2.2% for fiscal 2013, primarily due to increased sales of new and used Blu-ray, traditional and boxed set DVDs, partially offset by new, previously viewed and used Midline DVDs.  Hardback Café Comps increased 1.1%, due to higher sales of iced and hot specialty café drinks, partially offset by a decrease in retail products such as mugs and baked goods.  Consumables Comps decreased 2.5%, primarily due to decreased sales in popcorn, candies, and fountain drinks.  Video Games Comps decreased only 2.9% for fiscal 2013, primarily due to the release of the PlayStation 4 and the Xbox One game consoles in the fourth quarter as well as increased sales in new and used games.  Books Comps decreased 10.7%, primarily due to a weaker release schedule for new books and a decrease in trade paperback and hardback sales, as compared to fiscal 2012, which included strong sales from the Fifty Shades and Hunger Games trilogies.  In addition, sales of digital hardware decreased significantly for fiscal 2013 as compared to fiscal 2012.  Music Comps decreased 12.5% for the period, primarily due to a significant reduction in retail space in the 36 stores that were reset in fiscal 2013 as well as the increasing popularity of digital delivery, partially offset by the increased sales of new and used vinyl albums.

Rental Comps decreased 7.7% for fiscal 2013 primarily resulting from fewer rentals of traditional DVDs and video games, partially offset by an increase in rentals of Blu-ray movies.  Rental Movie Comps decreased 6.3% primarily due to competition from rental kiosks and subscription-based rental services.  Rental Video Game Comps decreased 19.8%.

Gross Profit – Merchandise.  For fiscal 2013, total merchandise gross profit dollars decreased approximately $7.6 million, or 6.0%, to $119.9 million from $127.5 million for the same period in the prior year primarily due to a decrease in revenue which is primarily attributed to operating fewer superstores compared to the prior year.  As a percentage of total merchandise revenue, merchandise gross profit slightly decreased to 31.4% for fiscal 2013, compared to 31.7% for fiscal 2012, primarily due to a shift in mix of revenues by category and higher markdown expenses, partially offset by lower freight expense, lower expense to return products and lower shrinkage.

Gross Profit – Rental.  For fiscal 2013, total rental gross profit dollars decreased approximately $5.1 million, or 13.0%, to $34.0 million from $39.1 million for the same period in the prior year primarily due to a decrease in revenue which is partially attributed to operating fewer superstores for the same period in the prior year.  As a percentage of total rental revenue, rental gross profit decreased to 64.0% for fiscal 2013 compared to 65.3% for the same period in the prior year, primarily due to an increase in revenues under revenue sharing agreements, which generally have lower margins when compared to traditional agreements.  The rate decrease is partially offset by a decrease in depreciation and shrink expense.

Selling, General and Administrative Expenses (“SG&A”).  As a percentage of total revenue, SG&A decreased to 37.5% for fiscal year 2013 compared to 37.7% for fiscal year 2012, due to a significant reduction in SG&A expenses.  SG&A decreased approximately $10.8 million, or 6.2%, to $163.7 million compared to $174.5 million for the same period last year.  The majority of the decrease results primarily from a $3.3 million reduction in store labor expense, a $2.3 million reduction in depreciation expense, a decrease of $1.7 million in store advertising expense and a decrease of $0.6 million in store supplies, all of which were primarily the result of operating fewer superstores during this fiscal year compared to last fiscal year.  There was a $1.9 million reduction in corporate salary expense due to lower bonus payouts and the restructuring that took place in the first quarter of fiscal 2013. Several other SG&A expenses had smaller decreases or increases during the year which netted to an additional $1.0 million decrease for fiscal 2013.

Interest Expense.  For fiscal 2013, interest expense increased approximately $0.1 million, or 8.3%, to $1.3 million, compared to $1.2 million for fiscal 2012.  The increase results primarily from higher debt levels.  Interest rates for both periods averaged 2.5%.

Income Taxes.  During fiscal 2013, the Company recorded a discrete tax benefit of approximately $0.5 million from the recognition of a tax position due to a change in state administrative practices.  No discrete items were recorded during fiscal 2012.

As the Company has a net operating loss and a net deferred tax asset, which has been offset by a full valuation allowance at the end of fiscal 2013, there is no tax liability, with the exception of Texas state income tax, which is based primarily on gross margin; therefore, considering the discrete tax benefit described above and the Texas state income tax, the effective tax rate for fiscal year 2013 is 2.3%.  The valuation allowance is approximately $14.3 million as of January 31, 2014.  We reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

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

Electronics Comps increased 12.9% for fiscal 2012, primarily due to the success of the 44 stores participating in the consumer electronics reset. Sales of tablets, tablet accessories, turntables and headphones were strong during the fiscal year. Hardback Café Comps increased 11.1% for fiscal 2012, primarily due to higher sales of coffee and specialty drinks. Trends Comps increased 8.7% for fiscal 2012, primarily due to strong sales in boutique apparel, toys and gifts, comic books, as well as skateboarding equipment and other action sports items. Consumables Comps increased 1.5% for fiscal 2012, primarily due to increased sales in candies, snacks and bottled beverages. Movies Comps decreased 1.1% for fiscal 2012, primarily due to decreased sales in used and previously viewed movies, partially offset by increased sales in new DVDs and Blu-ray movies. Books Comps decreased 1.3%, primarily due to lower sales in new and bargain books and magazines, partially offset by strong sales of the 50 Shades series, Nextbook tablets and used books. Books Comps, excluding digital sales, decreased 2.3% for fiscal 2012. Music Comps decreased 12.0% for fiscal 2012, primarily due to decreased sales in new and used CDs which can be attributed to consumers increasingly using digital delivery of their music purchases. Video Games Comps decreased 21.8% for fiscal 2012, primarily due to decreased sales of new and used video games and video game hardware and accessories, primarily resulting from the longevity of the current console cycle, as well as the fact that overall industry sales of Nintendo’s Wii U system were weaker than expected.

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

Income Taxes. As the Company has a net operating loss and a net deferred tax asset, which has been offset by a full valuation allowance at the end of fiscal 2012, there is no tax liability, with the exception of Texas state income tax; therefore, the effective tax rate for fiscal year 2012 is (3.3%). The valuation allowance is approximately $11.0 million as of January 31, 2013. We reassess the need for a valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Liquidity and Capital Resources

We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flows from operating activities, including trade credit from vendors, and borrowings under our revolving credit facility, with the most significant source in fiscal 2013 being cash flows from borrowings under our revolving credit facility and fiscal 2012 being cash flows from operating activities. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or reformatting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments, except for the stock buyback programs more fully discussed below. We believe our cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our ongoing operations, store reformations and other capital commitments.

At January 31, 2014, total outstanding debt was $51.7 million. We project our outstanding debt level at January 31, 2015 will be in the range of $56.0 to $60.0 million. At January 31, 2014, we had approximately $49.7 million in excess availability, after the $10 million availability reserve, under the Credit Agreement (as defined herein).

The Merger Agreement, as described under the heading “Merger Agreement” in Item 1 of this Annual Report on Form 10-K, places certain limitations on our ability to, among other things, repurchase shares, declare dividends and make capital expenditures in excess of certain thresholds. In addition, the Merger Agreement places certain limitations on the amount of additional debt we can assume outside of our Credit Agreement.

Consolidated Cash Flows

Operating Activities. Net cash used in operating activities totaled $1.0 million for fiscal 2013, compared to cash provided by operating activities of $22.2 million for fiscal 2012. Net loss for fiscal 2013 was approximately $10.2 million compared to a net loss of $9.3 million for fiscal 2012. Purchases of rental assets decreased approximately $3.3 million to $7.8 million during fiscal 2013 from $11.1 million during fiscal 2012 in anticipation of lower rental revenues. Consequently, rental asset depreciation expense decreased approximately $2.3 million to $3.9 million during fiscal 2013 from $6.2 million during fiscal 2012. Property and equipment depreciation expense decreased approximately $2.3 million to $12.6 million during fiscal 2013 from $14.9 million during fiscal 2012. This decrease is the result of having less depreciable fixed assets on the balance sheet for fiscal 2013 compared to fiscal 2012. Merchandise inventories increased approximately $2.4 million during fiscal 2013, compared to a decrease of $11.2 million during fiscal 2012, primarily due to an increase of inventories in the new product categories of our reset stores. Merchandise inventories, net of trade accounts payable, increased approximately $1.5 million for fiscal 2013 compared to a decrease of approximately $9.3 million for fiscal 2012.  Trade accounts payable increased approximately $0.9 million during fiscal 2013 compared to an increase of approximately $1.9 million during fiscal 2012. The increase in merchandise inventories, net of trade accounts payable, and the increase in trade accounts payable are primarily due to a variance in the timing of payments to vendors. This primarily results from the fact that several of our new product vendors currently have relatively shorter payment terms in comparison to our traditional media product vendors. Prepaid expenses and other current assets decreased approximately $2.0 million during fiscal 2013 compared to a decrease of approximately $4.8 million during fiscal 2012.   The larger decrease in fiscal 2012 was due primarily to a receipt of a $5.4 million federal income tax receivable. Accrued expenses and other liabilities decreased approximately $0.6 million during fiscal 2013 compared to an increase of approximately $1.2 million during fiscal 2012 due to a reduction in the store closing reserve and changes to various other balance sheet accounts. During fiscal 2014, we estimate net cash provided by operations of approximately $4.0 to $6.0 million. The expected increase from fiscal 2013 net cash used in operations to estimated fiscal 2014 net cash provided by operations results primarily from lower merchandise inventories for fiscal 2014.

Investing Activities. Net cash used in investing activities increased approximately $1.3 million, or 14.4%, from $9.0 million in fiscal 2012 to $10.3 million in fiscal 2013. This increase was primarily due to increased capital expenditures relating to the reset stores. In fiscal 2014, the Company projects capital expenditures to be approximately $8.0 to $9.0 million, as we continue to manage discretionary spending during fiscal 2014.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”). For fiscal 2013, cash provided by financing activities was approximately $11.3 million compared to cash used in financing activities of approximately $13.6 million for fiscal 2012. Net borrowings to our revolving credit facility during fiscal 2013 were approximately $9.9 million compared to net repayments of approximately $11.5 million during fiscal 2012. The Company purchased approximately $0.1 million of treasury stock in fiscal 2013, as compared to $0.5 million in fiscal 2012. Changes in our cash overdraft position decreased from cash provided of approximately $1.8 million for fiscal 2012 to cash provided of approximately $1.4 million for fiscal 2013. The increase in net borrowings and the decrease in our cash overdraft position are primarily due to the decrease in cash from operating activities and also due to the timing of payments issued to vendors during the period. No dividends were paid in fiscal 2013. The total amount of dividends paid in fiscal 2012 was approximately $3.1 million.

On September 18, 2001, we announced a stock repurchase program of up to $5.0 million of our common stock. As of January 31, 2014, the Board of Directors has approved increases in the program totaling $32.5 million. During fiscal year 2013, we purchased a total of 38,600 shares of common stock at a cost of $127,253, or $3.30 per share. As of January 31, 2014, a total of 5,626,149 shares had been purchased under the program at a cost of approximately $31.9 million, for an average cost of approximately $5.67 per share. As of January 31, 2014, approximately $5.6 million remained available for repurchases under the stock repurchase program. Under the Merger Agreement, we may not purchase shares of our common stock without the consent of Parent.

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

Interest under the Credit Agreement will accrue, at our election, at a Base Rate or Libor Rate, plus, in each case, an Applicable Margin, which is determined by reference to the level of Availability as defined in the Credit Agreement, with the Applicable Margin for Libor Rate loans ranging from 2.00% to 2.50% and the Applicable Margin for Base Rate loans ranging from 1.00% to 1.50% (each term as defined in the Credit Agreement). In addition, unused line fees ranging from 0.30% to 0.375% (determined by reference to the level of usage under the Credit Agreement) are also payable on unused commitments.

At January 31, 2014 we had approximately $49.7 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, under the Credit Agreement. We expect to have approximately $47.0 million to $51.0 million in excess availability, after the $10 million availability reserve and outstanding letters of credit, at January 31, 2015. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lenders increase availability reserves. The average rates of interest incurred for the fiscal years ended January 31, 2014 and 2013 was 2.5%. Deferred financing costs that were amortized into interest expense during the fiscal years ended January 31, 2014 and 2013 are excluded from the calculation of the average rate of interest for the period.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2014, was approximately $0.8 million, which reduces the excess availability under the Credit Agreement.

Contractual Obligations and Off-Balance Sheet Arrangements. In the ordinary course of business, we routinely enter into purchase commitments for various aspects of our operations, such as warehouse equipment and office equipment. However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of January 31, 2014, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.

At January 31, 2014, our minimum lease commitments for fiscal 2013 were approximately $25.7 million. Total existing minimum operating lease commitments for fiscal years 2014 through 2026 were approximately $128.6 million as of January 31, 2014.

The following summarizes our contractual obligations at January 31, 2014, and the effect such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	More than 5 Years
Long-term debt (principal only) (1)	$51,749	—	51,749	—	—
Operating leases (2)	128,633	25,724	43,594	33,919	25,396
Revenue sharing (3)	1,080	1,080	—	—	—
Total (4)	$181,462	26,804	95,343	33,919	25,396

(1)	Based on our internal forecasts, we estimate interest payments for fiscal 2014 to be approximately $1.5 million.
(2)

Amounts include the direct lease obligations, excluding any taxes, insurance, maintenance and other related expenses. For the fiscal year ended January 31, 2014, payments for taxes, insurance, maintenance, and other related expenses, which are variable in nature, were approximately $5.6 million.

(3)

As of January 31, 2014, we were a party to revenue-sharing arrangements with various studios. These agreements include minimum purchase requirements, based upon the box office results of the title, at a lower initial product cost as compared to non-revenue sharing purchases. In addition, these contracts require net rental revenues to be shared with the studios over an agreed period of time. We have included amounts owed and an estimate of our contractual obligation under these agreements for performance guarantees and minimum purchase requirements for the period in which they can reasonably be estimated, which is approximately two months in the future. Although these contracts may extend beyond the estimated two month period, we cannot reasonably estimate these amounts due to the uncertainty of purchases that will be made under these agreements. The amounts presented above do not include revenue sharing accruals for rental revenues that will be recognized during fiscal 2014.

(4)

Uncertain tax position obligations, including unrecognized tax benefits of approximately $5,000 as of January 31, 2014, were not included in this table. Due to the uncertainty surrounding the timing of any future cash outflows related to uncertain tax position liabilities, we are not able to reasonably estimate the period of cash settlement with the respective taxing authority.

Seasonality and Inflation

Our business is highly seasonal, with significantly higher revenues and operating income realized during the fourth quarter, which includes the holiday selling season. Below is a tabular presentation of revenues and operating income by quarter, which illustrates the seasonal effects of our business:

Fiscal year 2013:	Quarter
	First	Second	Third	Fourth
Total revenues	$109,128	$95,781	$94,672	$136,381
Operating income (loss)	$(1,955)	$(3,769)	$(6,397)	$2,675
% of full year:
Total revenues	25.0%	22.0%	21.7%	31.3%
Operating income (loss)	(20.7%)	(39.9%)	(67.7%)	28.3%

Fiscal year 2012:	Quarter
	First	Second	Third	Fourth
Total revenues	$115,488	$104,053	$101,320	$141,640
Operating income (loss)	$1,152	$(3,070)	$(7,690)	$1,618
% of full year:
Total revenues	25.0%	22.5%	21.9%	30.6%
Operating income (loss)	14.4%	(38.4%)	(96.2%)	20.3%

We do not believe that inflation has materially impacted the results of operations during the past three years. Substantial increases in costs and expenses could have a significant impact on our operating results to the extent such increases are not passed along to customers.

Recent Accounting Pronouncements

During February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. The Company adopted ASU 2013-02 beginning with the first quarter of fiscal 2013 and reclassified approximately $43,000 from Other Comprehensive Income to Other Income as of January 31, 2014. The remaining balance will be released during the first quarter of 2014.

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

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based on the lenders’ base rate or LIBOR plus a specified percentage at our option. The annual impact on our results of operations of a 100 basis point interest rate change on the January 31, 2014, outstanding balance of the variable rate debt would be approximately $0.5 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

hastings entertainment, inc.

Index to Consolidated Financial Statements

and Financial Statement Schedule

Page

Report of Independent Registered Public Accounting Firm	35

Consolidated Balance Sheets as of January 31, 2014 and 2013	36

Consolidated Statements of Operations for the years ended January 31, 2014, 2013, and 2012	37

Consolidated Statements of Comprehensive Loss for the years ended January 31, 2014, 2013, and 2012	38

Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2014, 2013, and 2012	39

Consolidated Statements of Cash Flows for years ended January 31, 2014, 2013, and 2012	40

Notes to Consolidated Financial Statements	41

Schedule

Financial Statement Schedule II - The Financial Statement Schedule filed as part of this Annual Report on Form 10-K is listed under Part IV, Item 15(a). Exhibits and Financial Statement Schedules.	64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Hastings Entertainment, Inc.

We have audited the accompanying consolidated balance sheets of Hastings Entertainment, Inc. as of January 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hastings Entertainment, Inc. at January 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Fort Worth, Texas

April 21, 2014

HASTINGS ENTERTAINMENT, INC.

Consolidated Balance Sheets

January 31, 2014 and 2013

(In thousands, except share data)

	January 31,
	2014	2013
Assets
Current Assets
Cash and cash equivalents	$3,753	$3,730
Merchandise inventories, net	152,138	145,337
Prepaid expenses and other current assets	10,394	9,092
Total current assets	166,285	158,159
Rental assets, net of accumulated depreciation of $16,869 and $18,827 at January 31, 2014 and 2013, respectively	10,227	11,353
Property and equipment, net	29,212	32,099
Intangible assets	244	244
Other assets	677	2,792
Total assets	$206,645	$204,647
Liabilities and Shareholders’ Equity
Current Liabilities
Trade accounts payable	$57,236	$53,593
Accrued expenses and other current liabilities	28,359	27,396
Total current liabilities	85,595	80,989
Long-term debt	51,749	41,805
Deferred income taxes	60	50
Other liabilities	5,239	7,828
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued at January 31, 2014 and 11,944,544 shares issued at January 31, 2013; 8,143,317 shares outstanding at January 31, 2014 and 8,146,513 shares outstanding at January 31, 2013	119	119
Additional paid-in capital	36,413	36,375
Retained earnings	48,459	58,642
Accumulated other comprehensive income	347	247
Treasury stock, at cost	(21,336)	(21,408)
Total shareholders’ equity	64,002	73,975
Total liabilities and shareholders’ equity	$206,645	$204,647

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Operations

Years Ended January 31, 2014, 2013 and 2012

(In thousands, except per share data)

	Fiscal Year
	2013	2012	2011
Merchandise revenue	$382,578	$402,735	$425,142
Rental asset revenue	53,043	59,846	70,426
Gift card breakage revenue	341	(80)	819
Total revenues	435,962	462,501	496,387
Merchandise cost of revenue	262,639	275,251	295,506
Rental asset cost of revenue	19,071	20,779	27,166
Total cost of revenues	281,710	296,030	322,672
Gross profit	154,252	166,471	173,715
Selling, general and administrative expenses	163,698	174,461	185,107
Pre-opening expenses	0	0	244
Operating loss	(9,446)	(7,990)	(11,636)
Other income (expense):
Interest expense	(1,283)	(1,173)	(1,334)
Other, net	302	147	275
Loss before income taxes	(10,427)	(9,016)	(12,695)
Income tax expense (benefit)	(244)	297	4,884
Net loss	$(10,183)	$(9,313)	$(17,579)
Basic loss per share	$(1.25)	$(1.14)	$(2.05)
Diluted loss per share	$(1.25)	$(1.14)	$(2.05)

See accompanying notes to consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Comprehensive Loss

Years Ended January 31, 2014, 2013 and 2012

(In thousands)

	Fiscal Year
	2013	2012	2011
Net loss	$(10,183)	$(9,313)	$(17,579)
Other comprehensive income before income taxes
Unrealized gains on available for sale investments for supplemental executive retirement plan	143	129	19
Reclassification adjustment realized in net loss, included in Other Income (Expense)	(43)	—	—
Other comprehensive income, before income taxes	100	129	19
Income taxes related to components of other comprehensive income	—	—	8
Other comprehensive income, net of income taxes	100	129	11
Total comprehensive loss	$(10,083)	$(9,184)	$(17,568)

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Shareholders’ Equity

Years ended January 31, 2014, 2013 and 2012

(In thousands, except share data)

	Common Stock					Treasury stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated other Comprehensive Income (Loss)	Shares	Amount	Total Shareholders' Equity
Balances at January 31, 2011	11,944,544	$119	$36,673	$88,589	107	3,200,994	$(20,762)	$104,726
Issuance of stock to directors	-	-	(23)	-	-	(9,852)	63	40
Purchase of treasury stock	-	-	-	-	-	665,109	(1,992)	(1,992)
Exercise of stock options, vesting of restricted stock units and other, net of taxes	-	-	(1,437)	-	-	(203,854)	1,271	(166)
Other stock-based compensation	-	-	1,018	-	-	-	-	1,018
Net loss	-	-	-	(17,579)	-	-	-	(17,579)
Other comprehensive income (loss)	-	-	-	-	11	-	-	11
Balances at January 31, 2012	11,944,544	119	36,231	71,010	118	3,652,397	$(21,420)	86,058
Issuance of stock to directors	-	-	-	-	-	(19,416)	112	112
Purchase of treasury stock	-	-	-	-	-	243,800	(549)	(549)
Exercise of stock options, vesting of restricted stock units and other, net of taxes	-	-	(521)	-	-	(78,750)	449	(72)
Other stock-based compensation	-	-	665	-	-	-	-	665
Dividends paid	-	-	-	(3,062)	-	-	-	(3,062)
Treasury dividends received	-	-	-	7	-	-	-	7
Net loss	-	-	-	(9,313)	-	-	-	(9,313)
Other comprehensive income	-	-	-	-	129	-	-	129
Balances at January 31, 2013	11,944,544	119	36,375	58,642	247	3,798,031	(21,408)	73,975
Issuance of stock to directors	-	-	(19)	-	-	(10,404)	59	40
Purchase of treasury stock	-	-	-	-	-	38,600	(128)	(128)
Exercise of stock options, vesting of restricted stock units and other, net of taxes	-	-	(83)	-	-	(25,000)	141	58
Other stock-based compensation	-	-	140	-	-	-	-	140
Net loss	-	-	-	(10,183)	-	-	-	(10,183)
Other comprehensive income	-	-	-	-	100	-	-	100
Balances at January 31, 2014	11,944,544	$119	$36,413	$48,459	$347	3,801,227	$(21,336)	$64,002

See accompanying notes to the consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Consolidated Statements of Cash Flows

Years ended January 31, 2014, 2013, and 2012

(In thousands)

	Fiscal Year
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(10,183)	$(9,313)	(17,579)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Rental asset depreciation expense	3,920	6,187	11,042
Purchases of rental video	(7,849)	(11,072)	(22,126)
Property and equipment depreciation expense	12,552	14,948	17,026
Impairment of goodwill	-	-	147
Deferred income taxes	10	8	7,725
Loss on rental videos lost, stolen and defective	654	985	1,293
Loss on disposal or impairment of property and equipment, excluding rental assets	607	1,411	1,055
Non-cash stock-based compensation	180	704	1,058
Changes in operating assets and liabilities:
Merchandise inventories	(2,398)	11,209	5,558
Prepaid expenses and other current assets	1,964	6,137	(3,487)
Trade accounts payable	861	560	(8,284)
Accrued expenses and other liabilities	(644)	1,246	(177)
Other assets and liabilities, net	(698)	(806)	2,229
Net cash provided by (used in) operating activities	(1,024)	22,204	(4,520)
Cash flows from investing activities:
Purchases of property and equipment	(10,274)	(9,008)	(15,944)
Net cash used in investing activities	(10,274)	(9,008)	(15,944)
Cash flows from financing activities:
Borrowings under revolving credit facility	437,022	433,850	548,413
Repayments under revolving credit facility	(427,078)	(445,324)	(526,900)
Purchase of treasury stock	(128)	(542)	(1,992)
Dividends paid	-	(3,062)	-
Change in cash overdraft	1,447	1,765	(1,003)
Deferred financing costs	-	(325)	(68)
Proceeds from exercise of stock options	58	-	37
Net cash provided by (used in) financing activities	11,321	(13,638)	18,487
Net increase (decrease) in cash	23	(442)	(1,977)
Cash and cash equivalents at beginning of year	3,730	4,172	6,149
Cash and cash equivalents at end of year	$3,753	$3,730	$4,172

See accompanying notes to consolidated financial statements.

Hastings Entertainment, Inc.

Notes to the Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

(1)	Operations and Summary of Significant Accounting Policies

(a)	General

Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) operates a chain of retail stores in 19 states, primarily in the Western and Midwestern United States. Revenues are generated from the sale of new and used books, music, DVDs, video games, and video game consoles, and new software, periodicals, consumables, lifestyles and trends products. In addition, our revenues include the rental of DVDs, Blu-ray DVDs, and video games.

(b)	Basis of Consolidation

The consolidated financial statements present the results of Hastings and its wholly-owned subsidiary. All inter-company transactions and balances have been eliminated in consolidation.

(c)	Basis of Presentation

We operate in one reportable segment. Our fiscal years ended January 31, 2014, 2013 and 2012 are referred to as fiscal 2013, 2012 and 2011, respectively.

(d) Reclassifications

Certain prior period amounts have been reclassified to conform to the current presentation.

(e)	Cash and Cash Equivalents

We consider all debit and credit card receivables totaling approximately $1.5 million and $1.2 million at January 31, 2014 and 2013, respectively, from MasterCard, Visa, Discover, and American Express to be cash equivalents. All balances related to debit and credit card receivables typically settle within five days. We utilize a cash management process under which a book cash overdraft may exist for our primary disbursement accounts. These overdrafts represent un-cleared checks in excess of cash balances in bank accounts at the end of the reporting period and have been reclassified to accounts payable on the consolidated balance sheets. We transfer cash on an as-needed basis to fund clearing checks.

(f)	Revenue Recognition

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

(g)	Gift Cards and Breakage Revenue

We sell gift cards through each of our stores and through our web site www.goHastings.com. The gift cards we sell have no stated expiration dates or fees and are subject to potential escheatment rights in some of the jurisdictions in which we operate. Gift card liabilities are recorded as deferred revenue at the time of sale of such cards with the costs of designing, printing and distributing the cards recorded as expense as incurred. Revenue from sales of gift cards is recognized when the gift card is redeemed by the customer, or the likelihood of a gift card being redeemed by the customer is remote (gift card breakage). Gift card breakage revenue is recognized as gift cards are redeemed, based upon an analysis of the aging and utilization of gift cards, our determination that the likelihood of future redemption is remote and our determination that such balances are not subject to escheatment laws applicable to our operations. For fiscal 2013, 2012 and 2011, we recorded approximately $0.3 million, ($0.1) million and $0.8 million, respectively, of revenue related to gift card breakage. During fiscal 2012, we discontinued recognition of gift card breakage for our Colorado stores per state escheat laws and we decreased the overall gift card breakage percentage, causing a negative amount for the fiscal year. Unredeemed gift cards, net of estimated gift card breakage, approximated $11.9 million at January 31, 2014 and $11.6 million at January 31, 2013.

(h)	Merchandise Inventories

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

We transfer rental assets that have been converted to previously viewed titles for sale, from ‘Rental Assets’ to ‘Merchandise Inventories.’ The transfer to ‘Merchandise Inventories’ is recorded at the time of conversion, which is the first date the product is made available for sale. During fiscal 2013, 2012, and 2011, $4.4 million, $5.2 million, and $10.3 million, respectively, were transferred from rental assets to merchandise inventory at the lower of net book value or market.

Merchandise inventory owned by us is generally returnable based upon return agreements with our merchandise vendors. We continually return merchandise to vendors based on, among other factors, current and projected sales trends, overstock situations, authorized return timelines or changes in product offerings. At the end of any reporting period, in order to appropriately match the costs associated with the return of merchandise with the process of returning such merchandise, returns expense accruals are required for inventory that has been returned to vendors, is in the process of being returned to vendors, or has been identified to be returned to vendors. These costs can include freight, valuation and quantity differences, and other fees charged by a vendor. To accrue for such costs and estimate this allowance, we utilize historical experience adjusted for significant estimated or contractual modifications. Certain adjustments to the allowance can have a material effect on the financial results of an annual or interim period. There were no material adjustments in fiscal 2013, 2012, or 2011.

(i)	Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method, except for rental assets, which are depreciated using an accelerated depreciation method. The cost of property and equipment includes the purchase price and all direct incremental expenditures necessary to render the asset suitable for its intended use and location. Furniture, fixtures, equipment and software are depreciated over their estimated useful lives of three to five years. Leasehold improvements are amortized over the shorter of the related lease term or their estimated useful lives.

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

(j)	Rental Asset Depreciation

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

(k)	Financial Instruments

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

(l)	Stock Based Compensation

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

(m)	Advertising Costs

Advertising costs for newspaper, television and other media are expensed as incurred. Advertising expenses, net of reimbursement allowances from vendors, for fiscal years 2013, 2012, and 2011 were $4.4 million, $6.0 million, and $7.2 million, respectively.

We receive payments and credits from vendors pursuant to cooperative advertising programs and display allowance agreements. During fiscal years 2013, 2012, and 2011, we received a total of approximately $6.2 million, $6.6 million, and $6.7 million, respectively, for such payments and credits. To the extent such payments are a reimbursement for a specific incremental and identifiable cost such amounts are recorded as a reduction in SG&A expenses at the time the associated advertisement is publicly released. The remainder of these payments and allowances are recorded as a reduction of merchandise inventory and the cost of rental assets and recognized in income as the related product is sold or rented.

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

(p)	Impact of Recently Issued Accounting Standards

During February 2013, the Financial Accounting Standards Board (“FASB”) issued ASU 2013-02: Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period.

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

(2)	Merchandise Inventories

Merchandise inventories consist of the following:

	January 31,
	2014	2013
Books	$41,623	$47,537
Videos	37,921	39,171
Video Games	13,758	12,570
Music	18,092	19,631
Trends	24,237	18,232
Consumer Electronics	13,790	10,183
Other	6,390	1,851
	155,811	149,175
Less allowance for inventory shrinkage and obsolescence	3,673	3,838
	$152,138	$145,337

During fiscal 2013 and 2012, we purchased approximately 21% and 18%, respectively, of all products (defined herein as merchandise inventories and rental assets) from our top three vendors.

(3)	Property and Equipment

Property and equipment consist of the following:

	January 31,
	2014	2013
Furniture, equipment and software	$191,465	$188,438
Leasehold improvements	68,100	69,855
Buildings and land	258	258
Work in progress	360	1,016
	260,183	259,567
Less accumulated depreciation	230,971	227,468
Property and equipment, net	$29,212	$32,099

During fiscal 2013, 2012, and 2011, we recorded impairment charges of approximately $0.3 million, $1.4 million, and $0.8 million, respectively, which are included in SG&A expenses. See Note 7 on Fair Value Measurements for a discussion of the inputs used to estimate the fair value of store assets and the related impairment charges.

(4)	Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	January 31,
	2014	2013
Deferred gift card revenue	$11,885	$11,610
Salaries, vacation, bonus and benefits	4,956	4,604
Supplemental executive retirement plan	1,607	—
Early return credit reserve	1,567	1,741
Real property tax	1,533	1,354
Short term lease obligations	1,190	1,814
Sales taxes payable	930	1,052
Allowance for cost of inventory returns	597	813
State income tax payable	332	754
Other accrued expenses	3,762	3,654
Total	$28,359	$27,396

Merchandise inventories that are not sold generally can be returned to the vendors. The allowance for cost of inventory returns represents estimated costs related to merchandise returned or to be returned to vendors for which credit from the vendor is pending. Because the amount of credit to be received requires estimation, it is reasonably possible that our estimate of the ultimate settlement with our vendors may change in the near term. See Note 1 Merchandise Inventories for additional discussion.

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

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” at January 31, 2014 included the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores. Expenses related to store closings are included in SG&A expenses.

The following table provides a roll-forward of our store closing reserve:

Store Closing Reserve
Balance at January 31, 2012	$2,558
Additions to provision	—
Changes in estimates	339
Cash outlay, net	(792)
Balance at January 31, 2013	$2,105
Additions to provision	—
Changes in estimates	382
Cash outlay, net	(1,374)
Balance at January 31, 2014	$1,113

(6)	Long-term Debt

On January 31, 2014 and January 31, 2013, the outstanding borrowings on our revolving credit facility were $51.7 million and $41.8 million, respectively.

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

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at January 31, 2014, was approximately $0.8 million, which reduces the excess availability under the Credit Agreement.

At January 31, 2014, we had approximately $49.7 million in excess availability, after the availability reserve, under the Credit Agreement. The average rate of interest incurred for both fiscal years ended January 31, 2014 and 2013 was 2.5%.  Deferred financing costs that were amortized into interest expense during the fiscal years ended January 31, 2014 and 2013 are excluded from the calculation of the average rate of interest for the respective period.

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

At January 31, 2014 and 2013, we had approximately $1.9 million and $2.1 million, respectively, in assets that are carried at fair value on a recurring basis. These assets consist of available-for-sale investments related to our non-qualified supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs.

During fiscal 2013, 2012 and 2011, we recognized charges for non-financial assets measured at fair value on a non-recurring basis, related to our store asset impairments. The store asset impairment calculation compared the carrying amount of property and equipment to the individual stores’ fair values based on projected cash flows that we estimated would be used by a market participant in valuing these assets, a Level 3 input. Projected cash flows consist of store level EBIT which is then adjusted for depreciation and corporate overhead allocation and then multiplied by the remaining lease life to arrive at projected cash flows for impairment analysis purposes.

During fiscal 2013, 2012 and 2011, we also recognized charges for non-financial liabilities measured at fair value on a non-recurring basis, related to our store closing reserve. Amounts recognized included accruals for the net present value of minimum lease payments, net of estimated sublease income, attributable to closed stores. These inputs are classified as Level 3 inputs.

The carrying value of our long-term debt approximates its fair value as of January 31, 2014 and 2013, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. On January 4, 2013, we entered into an amendment to our Credit Agreement, at which time our current interest rates were determined. See Note 6 on Debt for a more detailed discussion of the Credit Agreement.

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

	Fiscal Year
	2013	2012	2011
Minimum rentals	$25,409	$26,125	$27,253
Contingent rentals	17	31	37
Less sublease income	(111)	(145)	(71)
Rental expense	$25,315	$26,011	$27,219

Future minimum lease payments under non-cancelable operating leases as of January 31, 2014 are:

2014	$25,724
2015	22,868
2016	20,726
2017	18,623
2018	15,296
Thereafter	25,396
Total minimum lease payments	128,633
Less sublease income	—
Net minimum lease payments under operating leases	$128,633

(9)	Income Taxes

Income tax expense (benefit) is comprised of the following:

	Fiscal Year
	2013	2012	2011
Current federal	$—	$—	$(3,124)
Current state and local	(254)	289	283
Deferred federal, state, and local	10	8	7,725
	$(244)	$297	$4,884

The difference between expected federal income tax expense based upon statutory rates and actual income tax expense is as follows:

	Fiscal Year
	2013		2012		2011
Expected federal income tax benefit at statutory rate	$(3,545)	(34.0%)	$(3,065)	(34.0%)	$(4,316)	(34.0%)
State and local income tax benefits, net of federal income tax effect	(140)	(1.3%)	(86)	(1.0%)	(164)	(1.3%)
Valuation allowance	3,729	35.8%	3,189	35.4%	8,617	67.9%
Return to provision adjustment	—	0.0%	38	0.4%	485	3.8%
Other	(288)	(2.8%)	221	2.5%	262	2.1%
	$(244)	(2.3%)	$297	3.3%	$4,884	38.5%

Deferred income taxes have been established based upon the temporary differences between the financial statement and income tax bases of assets and liabilities. The reversal of the temporary differences will result in taxable or deductible amounts in future years when the related asset or liability is recovered or settled. A valuation allowance is required if it is more likely than not that a deferred tax asset will not be realized. In assessing the need for a valuation allowance, we considered all available positive and negative evidence, including our ability to carry back operating losses to prior periods, projected future taxable income, tax planning strategies and the reversal of deferred tax liabilities. Based on this analysis, we determined that it was more likely than not that our deferred tax assets will not be realized. As such, we established a valuation allowance of approximately $8.6 million as of January 31, 2012, which has increased to $14.3 million by January 31, 2014. We reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly. The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	Fiscal Year
	2013	2012
Deferred tax assets:
Deferred gift card revenue	$3,604	$3,410
Deferred rent and lease incentives	1,993	2,122
Inventories	2,212	1,439
Property and equipment	6,500	6,385
Abandoned leases	417	789
Operating loss carryforwards	2,484	422
Other	2,006	2,250
Total deferred tax assets	19,216	16,817
Valuation allowance	(14,357)	(11,019)
Net deferred tax assets	4,859	5,798
Deferred tax liabilities:
Rental assets	(4,919)	(5,848)
Total deferred tax liabilities	(4,919)	(5,848)
Net deferred tax liabilities	$(60)	$(50)

Included in total deferred tax assets are net U.S. operating loss carryforwards of $11.4 million that expire in fiscal years 2030-2032.

We follow the provisions of ASC 740, Income Taxes, which clarifies the accounting and disclosure for uncertainty in income taxes. Below is a reconciliation of the beginning and ending amount of unrecognized tax benefits relating to uncertain tax positions, which are recorded in our Consolidated Balance Sheets.

	Fiscal Year
	2013	2012	2011
Unrecognized tax positions at beginning of period	$186	$186	$186
Increases in tax positions from prior years	—	—	—
Decreases in tax positions from prior years	181	—	—
Increases in tax positions from current year	—	—	—
Settlements with taxing authorities	—	—	—
Lapse in statute of limitations	—	—	—
Unrecognized tax positions at end of period	$5	$186	$186

As of January 31, 2014 and January 31, 2013, the Company had unrecognized tax benefits related to certain state jurisdictions in the amount of approximately $5,000 and $186,000, respectively. If recognized, this amount would result in a favorable effect on our effective tax rate.

We classify interest expense and penalties related to our uncertain tax positions as a component of income tax expense in the statement of operations. As of January 31, 2014 and 2013, we had current liabilities for penalties and interest in the amount of approximately $6,000 and $284,000, respectively. We recognized approximately $(278,000), $12,000, and $12,000 of interest and penalties as a component of income tax during each of the fiscal years ended January 31, 2014, 2013, and 2012, respectively.

Hastings and its subsidiary file a consolidated U.S. Federal income tax return as well as separate, unitary and combined income tax returns in several state jurisdictions. The Company has substantially concluded all federal income tax matters and is no longer subject to U.S. federal income tax examination by tax authorities for fiscal years prior to fiscal 2011. State jurisdictions have statutes of limitations generally ranging from three to five years.

(10) Other Comprehensive Income

Changes in the balances of each component of other comprehensive income (“OCI”) included in accumulated OCI for the year ended January 31, 2014 are presented below. All amounts are net of tax.

Net Unrealized Gain (Loss) on Available-for Sale Securities in Supplemental Executive Retirement Plan
Balance at January 31, 2013	$247
Other comprehensive income before reclassifications	143
Amounts reclassified from accumulated OCI, included in Other Income (Expense)	(43)
Balance as of January 31, 2014	$347

(11)	Earnings (Loss) Per Share

The computations of basic and diluted loss per share are as follows:

	Fiscal Year
	2013	2012	2011
Net income (loss)	$(10,183)	$(9,313)	$(17,579)
Average shares outstanding:
Basic	8,142	8,202	8,556
Diluted	8,142	8,202	8,556
Earnings (loss) per share:
Basic	$(1.25)	$(1.14)	$(2.05)
Diluted	$(1.25)	$(1.14)	$(2.05)

Options to purchase 520,777, 782,443, and 655,083 shares of common stock outstanding at January 31, 2014, 2013, and 2012, respectively, were not included in the computation of diluted income per share because their inclusion would have been anti-dilutive.

(12)	Benefit Plans

Our 401(k) plan permits full-time employees who have attained age 21 and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the 401(k) plan and elect to contribute up to 25% of their salary, subject to federal limitations, to the plan. Employer contributions include a quarterly guaranteed match of 25% of employee contributions up to a maximum of 6% deferral of compensation and are allocated solely to those employees who are participating in the plan and are employed on the last day of the plan quarter or who became disabled or have died or retired during the plan quarter. Also included is a discretionary match based on specific criteria reviewed every fiscal six-month period by management and approved by the Board of Directors. This discretionary match is allocated solely to those employees who are participating in the plan and are employed on the last day of the six-month period. Discretionary matching amounts are not material to the financial statements or results of operations. Amounts expensed related to the 401(k) plan were approximately $0.2 million, $0.3 million, and $0.2 million for fiscal 2013, 2012, and 2011, respectively.

Our Associate Stock Ownership Plan (“ASOP”) permits full-time employees who have attained age 21 and completed one year of service and part-time employees who have worked a minimum of 1,000 hours in a year and have attained age 21 to participate in the ASOP. Employer contributions are determined at the discretion of the Board of Directors. The Board of Directors elected not to contribute to the ASOP during fiscal years 2013, 2012 or 2011, nor do they plan to contribute to the plan during fiscal 2014. The contribution is based on a percentage of participants’ eligible compensation. Common shares held by the ASOP were 323,266, 350,372, and 352,414, at January 31, 2014, 2013, and 2012, respectively. Shares issued and held under the ASOP are included as outstanding shares for the purposes of calculating earnings per share.

Until February 25, 2013, we maintained a defined contribution supplemental executive retirement plan (“SERP”). The SERP provided eligible executives with supplemental pension benefits in addition to amounts received under our other retirement plans. Annual contributions ranged from 5% to 10% of base pay plus bonus depending upon the participant’s age. For each of the five plan years beginning January 1, 2006 and ending December 31, 2010, we contributed, as a transitional contribution, an additional 10% of base pay plus bonus for participants, the sum of whose age and service with the Company was at least 60 on January 1, 2006. Contributions into the SERP were invested in available-for-sale securities. As of January 31, 2014, we had approximately $1.9 million in SERP assets, which are recorded at fair value on the consolidated balance sheets in “Current Assets.” As of January 31, 2013, we had approximately $2.1 million in SERP assets, which were recorded at fair value on the consolidated balance sheets in “Other Assets.” The SERP accounts vested on the earliest occurrence of (i) the date the sum of the participant’s age and service with the Company equals 60, (ii) the participant’s death, (iii) the participant’s disability, (iv) the date of involuntary termination occurring within two years from the date of a change in control, or (v) the date the participant’s employment is terminated without cause, all as defined in the SERP. We recorded expenses related to the SERP of approximately $0.1 million, $0.3 million and $0.2 million during the fiscal years ended January 31, 2014, 2013, and 2012, respectively. As of February 25, 2013, the Board of Directors elected to terminate the SERP. The SERP assets were distributed in September 2013 to the four officers who were terminated as a result of the February 2013 restructuring, and the remaining SERP assets were distributed in February 2014.

(13)	Shareholders’ Equity

We have three stock award plans: the 2006 and 2010 Incentive Stock Plans; and the 2012 Outside Directors Plans (for non-employee directors). A total of 500,000 shares may be granted under each of the 2006 and 2010 Incentive Stock Plans and 50,000 shares may be granted under the 2012 Outside Directors Plan. As of January 31, 2014, we had 296,396 shares available for future grants under all stock award plans.

The 2006 and 2010 Incentive Stock Plans and the 2012 Outside Directors Plan (for non-employee directors only) authorize the award of both incentive stock options and non-qualified stock options to purchase common stock to officers, other associates and directors of the Company. The exercise price per share of incentive stock options may not be less than the market price of our common stock on the date the option is granted. The term of each option is determined by the Board of Directors and generally will not exceed ten years from the date of grant. In general, each option award vests at twenty percent per year over five years.

The 2006 and 2010 Incentive Stock Plans and the 2012 Outside Directors Plan (for non-employee directors only) also authorize the granting of stock appreciation rights, restricted stock, dividend equivalent rights, stock awards, and other stock-based awards to officers, other associates, directors, and consultants of the Company.

We also have one stock grant plan, the 2012 Stock Grant Plan for Outside Directors, which authorizes the granting of shares of stock to outside directors. We issue annual grants of shares of common stock valued at $10,000 per outside director from this plan. As of January 31, 2014, we have 20,180 shares remaining under the 2012 Stock Grant Plan for Outside Directors.

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

We did not pay any dividend during the fiscal year ending January 31, 2014.  An annual dividend of $0.02 per share and a special dividend of $0.35 per share were paid during the fiscal year ending January 31, 2013.  Under the Merger Agreement described under the heading “Merger Agreement” in Item 1 of this Annual Report on Form 10-K, the Company is not permitted to pay dividends without Parent’s consent..

(14)	Stock-Based Compensation

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

The following assumptions were used in the calculation of fair value:

	Fiscal Year
	2013	2012	2011
Expected dividend yield	0.51%	0.94%	—
Risk-free interest rate	1.24%	0.75%	1.53%
Expected life in years	5.00	5.44	5.00
Historical Volatility	0.57	0.51	0.51

A summary of information with respect to stock option plans for fiscal years 2013, 2012, and 2011, and changes during the periods then ended, is presented below.

	Options (in actual shares)	Weighted- average exercise price
Outstanding at January 31, 2011	777,193	$4.54
Granted	10,120	4.06
Exercised	(12,530)	2.99
Forfeited and expired	(119,700)	3.88
Outstanding at January 31, 2012	655,083	$4.68
Granted	140,420	2.08
Exercised	—	—
Forfeited and expired	(13,060)	5.17
Outstanding at January 31, 2013	782,443	$4.21
Granted	10,120	3.85
Exercised	(25,000)	2.30
Forfeited and expired	(246,786)	3.63
Outstanding at January 31, 2014	520,777	$4.57

The total intrinsic value of stock options exercised for the fiscal years ended January 31, 2014, 2013 and 2012 was approximately $4,000, $0, and $7,000, respectively. The total fair value of stock options granted for the fiscal years ended January 31, 2014, 2013 and 2012 was approximately $18,000, $129,000 and $19,000, respectively. The total fair value of stock option shares vested during the fiscal years ended January 31, 2014, 2013 and 2012 was approximately $162,000, $210,000 and $241,000, respectively.

As of January 31, 2014 and 2013, we had a total of 157,054 options with a weighted average exercise price of $3.63 and 309,994 options with a weighted average exercise price of $3.90, respectively, that were unvested.

Due to a corporate restructuring initiated on February 15, 2013, options of certain terminated associates were forfeited and are no longer considered outstanding.

At January 31, 2014, the options outstanding, both exercisable and unexercisable, and their related weighted-average exercise price, and the weighted-average remaining contractual life for the ranges of exercise prices are shown in the table below.

	Options	Weighted- average exercise price	Weighted- average remaining contractual life	Aggregate intrinsic value
Range: $1.69 to $4.99
Options outstanding and exercisable at January 31, 2014	182,967	$3.18	5.02 years	$—
Options outstanding and unexercisable at January 31, 2014	117,006	$2.62	8.40 years	$—

Range: $5.00 to $8.70
Options outstanding and exercisable at January 31, 2014	180,756	$6.79	3.83 years	$—
Options outstanding and unexercisable at January 31, 2014	40,048	$6.57	6.79 years	$—

At January 31, 2014, the number of options exercisable was 363,723 and the weighted-average exercise price of those options was $4.97.

The per share weighted-average exercise price and the per share weighted-average fair value of stock options at the date of grant, using the Black-Scholes option-pricing model are as follows:

	Weighted Average Exercise price for Fiscal Year			Weighted Average Fair value for Fiscal Year
	2013	2012	2011	2013	2012	2011
Options granted at market price	$3.85	$2.05	$4.06	$1.83	$0.87	$1.85
Options granted at prices exceeding market price	$—	$2.26	$—	$—	$0.68	$—
Total options granted	$3.85	$2.08	$4.06	$1.83	$0.84	$1.85

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

A summary of information with respect to restricted stock awards for fiscal years 2013, 2012, and 2011, and changes during the periods then ended, is presented below.

	Awards (in actual shares)	Weighted-average grant date fair value
Outstanding at January 31, 2011	315,282	$5.83
Granted	—	—
Vested	(191,324)	5.46
Forfeited and expired	(45,208)	5.94
Outstanding at January 31, 2012	78,750	$6.45
Granted	—	—
Vested	(78,750)	2.00
Forfeited and expired	—	—
Outstanding at January 31, 2013	—	$—
Granted	—	—
Vested	—	—
Forfeited and expired	—	—
Outstanding at January 31, 2014	—	$—

(15)	Supplemental Cash Flow Information

Cash payments for interest during fiscal 2013, 2012 and 2011 totaled $1.3 million, $1.3 million, and $1.4 million, respectively. Net cash payments (refunds) for income taxes during fiscal 2013, 2012 and 2011 totaled $0.2 million, ($5.3) million and ($0.2) million, respectively.

(16)	Commitments and Contingencies

Revenue Sharing Agreements

The Company is obligated to pay certain studios minimum amounts associated with certain revenue-sharing agreements related to rental assets. As of January 31, 2014, such minimum future payments approximated $1.1 million, which are expected to be paid during fiscal 2014.

Legal Matters

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

On March 28, 2014, a lawsuit challenging the Merger, captioned CV-00072-J—Andreas Oberegger and David A. Capps, directly and derivatively on behalf of Hastings Entertainment, Inc., v. Danny W. Gurr, Ann S. Lieff, Frank O. Marrs, John H. Marmaduke, Jeffrey G. Shrader, Draw Another Circle, LLC, Hendrix Acquisition Corp., Joel Weinshanker and National Entertainment Collectibles Association, Inc., as defendants, and Hastings Entertainment, Inc., as a nominal defendant, was filed in the United States District Court for the Northern District of Texas, Amarillo Division. The plaintiffs are purported shareholders of the Company and are alleging several claims in connection with the Merger Agreement and the transactions contemplated therein.  Plaintiffs allege, among other things, that the Merger contemplated in the Merger Agreement provides for insufficient consideration to be paid to the Company’s shareholders in exchange for their shares of the Company’s common stock, that the officers and directors of the Company breached their respective fiduciary duties in the course of negotiating and approving the Merger Agreement and that the other defendants aided and abetted such breach of fiduciary duties.  The lawsuit seeks to enjoin the Merger or rescind the Merger if it is consummated and compensatory damages in an unspecified amount.  The Company believes that the lawsuit was improperly and prematurely filed under Texas law.  On April 16, 2014, the Company filed a Motion to Dismiss the Action, and Parent, Merger Sub, NECA and Mr. Weinshanker filed a Joinder to this Motion to Dismiss the Action on April 18, 2014.  The Court has not yet ruled on the motion.  The Company’s management believes that the lawsuit’s allegations are without merit and intends to vigorously defend themselves.

Prior to filing the lawsuit, the plaintiffs’ counsel sent the Company a demand letter dated March 20, 2014 demanding that the Board of Directors commence an action on behalf of the Company against the Directors.  The Board of Directors appointed a Special Committee composed of independent directors to review the plaintiffs’ allegations.  The Committee has not yet completed its review or made any determination as to what action, if any, should be taken in response to those allegations.

(17)	Interim Financial Results (Unaudited)

Fiscal year 2013:	Quarter

	First	Second	Third	Fourth
Total revenues	$109,128	$95,781	$94,672	$136,381
Total cost of revenues	69,337	60,162	60,731	91,480
Gross profit	39,791	35,619	33,941	44,901
Selling, general and administrative expenses (1)	41,745	39,388	40,337	42,226
Operating income (loss)	(1,954)	(3,769)	(6,396)	2,675
Interest (expense) and other income, net	(193)	(280)	(234)	(276)
Income (loss) before taxes	(2,147)	(4,049)	(6,630)	2,399
Income tax expense (benefit)	59	54	(422)	65
Net income (loss)	(2,206)	(4,103)	(6,208)	2,334
Basic income (loss) per share(2)	$(0.27)	$(0.50)	$(0.76)	$0.29
Diluted income (loss) per share(2)	$(0.27)	$(0.50)	$(0.76)	$0.29

Fiscal year 2012:	Quarter

	First	Second	Third	Fourth
Total revenues	$115,488	$104,053	$101,320	$141,640
Total cost of revenues	73,044	64,088	65,053	93,844
Gross profit	42,443	39,965	36,267	47,796
Selling, general and administrative expenses (1)	41,290	43,035	43,957	46,178
Operating income (loss)	1,153	(3,070)	(7,690)	1,618
Interest (expense) and other income, net	(254)	(220)	(267)	(285)
Income (loss) before taxes	899	(3,290)	(7,957)	1,333
Income tax expense (benefit)	66	66	42	123
Net income (loss)	832	(3,356)	(7,999)	1,210
Basic income (loss) per share(2)	$0.10	$(0.41)	$(0.98)	$0.15
Diluted income (loss) per share(2)	$0.10	$(0.41)	$(0.98)	$0.15
(1)

Includes approximately $0.1 million and $0.2 million in store asset impairment expense recognized in the second quarter and fourth quarter of fiscal 2013, respectively, $0.1 million and $0.2 million in abandoned lease expense recognized in the first quarter and third quarter of fiscal 2013, respectively, $0.1 million and $ 1.3 million in store asset impairment expense recognized in the third quarter and fourth quarter of fiscal 2012, respectively, $0.1 million and $0.2 million in abandoned lease expense recognized in the second quarter and fourth quarter of fiscal 2012, respectively.

(2)  Income (loss) per share is calculated from the weighted average common and common stock equivalents outstanding during each quarter, which may fluctuate, based on quarterly income levels and market prices. Therefore, the sum of income (loss) per share information for each quarter may not equal the total year amounts.

(18)	Subsequent Events

Merger Agreement

On March 17, 2014, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Draw Another Circle, LLC, a Delaware limited liability company (“Parent”), and Hendrix Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Parent (“Merger Sub”), each of which are wholly-owned, directly or indirectly, by Mr. Joel Weinshanker. Pursuant to the Merger Agreement, subject to satisfaction or waiver of certain closing conditions, Merger Sub will merge with and into the Company (the “Merger”) with the Company continuing its existence under Texas law as the surviving entity in the Merger. Upon the completion of the Merger, the Company will be a wholly owned subsidiary of Parent.

On the terms and subject to the conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock of the Company issued and outstanding as of immediately prior to the Effective Time (excluding any shares of its common stock held by Parent or its affiliates (including Merger Sub and National Entertainment Collectibles Association, Inc. (“NECA”)), any shares of common stock held by the Company in treasury or by any direct or indirect wholly owned subsidiary of the Company) will be automatically cancelled and converted into the right to receive $3.00 per share in cash, without interest (the “Merger Consideration”).

Additionally, at the Effective Time, each option to purchase shares of the Company’s common stock (each, a “Company Option”) that is outstanding immediately prior to the Effective Time will be cancelled and terminated and, to the extent any such Company Option is vested immediately prior to the Effective Time and held by a person other than Messrs. John Marmaduke, Dan Crow, Alan Van Ongevalle or Philip McConnell, will be converted at the Effective Time into the right to receive a cash amount equal to the Option Consideration for each share of common stock then subject to such Company Option. “Option Consideration” means, with respect to any share of common stock issuable under each Company Option, an amount equal to the excess, if any, of (i) the Merger Consideration over (ii) the exercise price payable in respect of such share of the Company’s common stock issuable under the Company Option.

The Merger Agreement contains customary representations and warranties of the Company and Parent. The Merger Agreement also contains customary covenants and agreements, including covenants and agreements limiting the Company’s ability  to engage in certain types of transactions, repurchase shares of its common stock, declare any dividends, in each case, during the period between the date of the signing of the Merger Agreement and the closing date of the Merger.

The Merger Agreement also contains certain termination rights for both the Company and Parent. Upon termination of the Merger Agreement, under certain circumstances, the Company may be required to pay Parent a termination fee equal to $850,000 or, subject to certain limitations, the amount of the documented out-of-pocket fees and expenses incurred by Parent, Merger Sub and their respective affiliates in connection with the transactions contemplated by the Merger Agreement.

The foregoing description of the Merger Agreement does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a form of which is attached hereto as Exhibit 2.1 by reference to Exhibit 2.1 of our current report on Form 8-K filed with the SEC on March 18, 2014, and is incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We performed an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15 as of the end of the period covered by this Annual Report on Form 10-K. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and, based upon the forgoing evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-15(e) and 15d-15(e), were effective as of the end of the period covered by this Annual Report on Form 10-K to provide reasonable assurance that the information required to be disclosed by us in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of January 31, 2014. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992 framework). In accordance with Section 404 of the Sarbanes-Oxley Act of 2002, management makes the following assertions:

Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of our internal control over financial reporting as of January 31, 2014. In making this assessment, it used the criteria set forth by COSO in Internal Control—Integrated Framework (1992 framework). Based on that assessment, we believe that, as of January 31, 2014, our internal control over financial reporting is effective, at the reasonable assurance level, based on those criteria.

Changes in Internal Control over Financial Reporting

There has not been any change in our internal control over financial reporting during our fiscal quarter ending January 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding our directors will be set forth in our Proxy Statement for our 2014 Annual Meeting of Shareholders, to be filed within 120 days after the end of fiscal 2013 (our “Proxy Statement”), under the heading “Proposal No. 1: Election of One Director,” which information is incorporated herein by reference. The information required by this item regarding our executive officers is set forth under the heading “Executive Officers of the Company” in Part I of this Annual Report on Form 10-K, which information is incorporated herein by reference.

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

The information required by this item will be set forth in our Proxy Statement under the headings “Executive Compensation,” “Executive Compensation - Director Compensation,” “Executive Compensation - Potential Payments Upon Termination or Change of Control,” and “Executive Compensation - Compensation Committee Interlocks and Insider Participation,” which information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be set forth in our Proxy Statement under the headings, “Security Ownership” and “Equity Compensation Plan Information,” which information is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be set forth in our Proxy Statement under the headings “Corporate Governance” and “Certain Relationships and Related Transactions,” which information is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be set forth in our Proxy Statement under the heading “Independent Registered Public Accountant Fees and Services,” which information is incorporated herein by reference.

PART IV

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	The following consolidated financial statements of the Company are included in Part II, Item 8:
		Report of Independent Registered Public Accounting Firm	35
		Consolidated Balance Sheets as of January 31, 2014 and 2013	36
		Consolidated Statements of Operations for the years ended January 31, 2014, 2013, and 2012	37
		Consolidated Statements of Comprehensive Income (Loss) for the years ended January 31, 2014, 2013, and 2012	38
		Consolidated Statements of Shareholders’ Equity for the years ended January 31, 2014, 2013, and 2012	39
		Consolidated Statements of Cash Flows for the years ended January 31, 2014, 2013, and 2012	40
		Notes to Consolidated Financial Statements	41
	2.	The following financial statement schedule and other information required to be filed by Items 8 and 15(d) of Form 10-K are included in Part IV:
		Financial Statement Schedule II - Valuation and Qualifying Accounts and Reserves	64
		All other schedules are omitted because they are not applicable, not required or the required information is included in the Consolidated Financial Statements and notes thereto.
	3.

The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601of Regulation S-K. The exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangements required to be filed as exhibits to this Annual Report on Form 10-K.

Exhibit Number			Description
2.1		(1)	Agreement and Plan of Merger by and among the Company, Draw Another Circle, LLC and Hendrix Acquisition Corp., dated as of March 17, 2014.

3.1		(2)	Third Restated Articles of Incorporation of the Company.
3.1		(3)	Amended and Restated Bylaws of the Company.
4.1		(4)	Specimen of Certificate of Common Stock of the Company.
4.2		(2)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3		(3)	Amended and Restated Bylaws of the Company (see 3.1 above).
10.1		(5)	Form of Indemnification Agreement by and between the Company and its directors and executive officers.
10.2	*	(6)	Hastings Amended 1996 Incentive Stock Plan.
10.3	*	(7)	Hastings 1994 Stock Option Plan.
10.4	*	(8)	Hastings 1991 Stock Option Plan.
10.5	*	(9)	Hastings Entertainment, Inc. Associates’ 401(k) Plan and Trust.
10.6	*	(10)	Hastings Employee Stock Ownership Plan Trust Agreement.
10.7	*	(11)	Chief Executive Officer Stock Option, as amended.
10.8	*	(12)	Corporate Officer Incentive Plan.

10.9	*	(13)	Management Stock Purchase Plan.
10.10	*	(14)	Management Incentive Plan.
10.11	*	(15)	Salary Incentive Plan.
10.12	*	(16)	Hastings Entertainment, Inc. Stock Option Plan for Outside Directors.
10.13	*	(17)	Agreement, dated January 31, 2001 between John H. Marmaduke and the Company
10.14		(18)	Lease Agreement, dated August 3, 1994, as amended, between Omni Capital Corporation and the Company, for warehouse space located at Sunset Center in Amarillo, Texas.
10.15		(19)	Lease Agreement, dated May 28, 1992, between the City of Amarillo and the Company for space located at 1900 W. 7th Avenue in Amarillo, Texas.
10.16	*	(20)	Stock Grant Plan for Outside Directors.
10.17	*	(21)	Form of Employment Agreement by and between the Company and certain of its executives.
10.18		(22)	Amended Lease Agreement, dated October 13, 1999, between Omni Capital Corporation and the Company, for office space located at Sunset Center in Amarillo, Texas.
10.19		(23)	International Swap Dealers Association, Inc. Master Agreement between Hastings Entertainment, Inc. and Fleet National Bank.
10.20		(24)	Employment Agreement with Michael Rigby, dated December 5, 2005.
10.21		(25)	Amendments to the Employment Agreement by and between the Company and Dan Crow, dated August 1, 2008.
10.22		(25)	Amendments to the Employment Agreement by and between the Company and Alan Van Ongevalle (as described in the Form 8-K filed by the Company on February 9, 2007), dated August 1, 2008.
10.27		(25)	Amendments to the Employment Agreement by and between the Company and Philip McConnell (as described in the Form 8-K filed by the Company on June 12, 2006), dated August 1, 2008.
10.28		(26)	Amendments to the Employment Agreement by and between the Company and John H Marmaduke, dated February 1, 2009.
10.29		(27)	Stock transfer agreement between the Company and the John H. Marmaduke Family Limited Partnership.
10.30		(29)

Amended and Restated Loan and Security Agreement, dated as of July 22, 2010, by and between Hastings Entertainment, Inc. and Bank of America, N.A., acting in its capacity as agent for various lenders identified therein.

10.31		(31)	Employment Agreement by and between the Company and Scott Voth, dated January 5, 2011.
10.32		(30)

First Amendment to Amended and Restated Loan Agreement, dated as of July 21, 2011, by and between Hastings Entertainment, Inc. and Bank of America, N.A., acting in its capacity as agent for various lenders identified therein.

10.33		(31)

Second Amendment to Amended and Restated Loan Agreement, dated as of January 4, 2013, by and between Hastings Entertainment, Inc. and Bank of America, N.A., acting in its capacity as agent for various lenders identified therein.

10.34	(1)	Separation Agreement by and between Hastings Entertainment, Inc. and John H. Marmaduke, dated as of March 17, 2014.
10.35	(1)	Separation Agreement by and between Hastings Entertainment, Inc. and Dan Crow, dated as of March 17, 2014.
10.36	(1)	Waiver and Amendment to the Employment Agreement by and between Hastings Entertainment, Inc. and Alan Van Ongevalle, dated as of March 17, 2014.
10.37	(1)	Waiver and Amendment to the Employment Agreement by and between Hastings Entertainment, Inc. and Philip McConnell, dated as of March 17, 2014.
21.1	(28)	Subsidiaries of the Company.
23.1	(32)	Consent of Ernst & Young LLP.
24.1	(32)	Powers of Attorney (included on signature page).
31.1	(32)	Certification of Chief Executive Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).
31.2	(32)	Certification of Chief Financial Officer of Registrant Pursuant to SEC Rule 13a-14(a)/15d-14(a).
32.1	(32)	Certification of Chief Executive Officer and Chief Financial Officer of Registrant Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(32)	XBRL Instance Document
101.SCH	(32)	XBRL Taxonomy Extension Schema
101.CAL	(32)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	(32)	XBRL Taxonomy Extension Definition Linkbase
101.LAB	(32)	XBRL Taxonomy Extension Label Linkbase
101.PRE	(32)	XBRL Taxonomy Extension Presentation Linkbase

(1)	Previously filed as Exhibit to the Company’s Form 8-K (File No. 000-24381) filed on March 18, 2014, and incorporated herein by reference.
(2)

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

(17)	Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2001, and incorporated herein by reference.
(18)

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

(22)	Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K, as amended, for the fiscal year ended January 31, 2000, and incorporated herein by reference.
(23)	Previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2002, and incorporated herein by reference.
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

(26)	Previously filed as Exhibit 99.1 to the Company’s Form 8-K (File No. 000-24381) filed on April 16, 2009, and incorporated herein by reference.
(27)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-24381) filed December 4, 2009, and incorporated herein by reference.

(28)	Previously filed as Exhibit 21.1 to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2010, as amended, and incorporated herein by reference.
(29)

Previously filed as an exhibit (with an exhibit number corresponding to the one used in the above table) to the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2011, and incorporated herein by reference.

(30)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-24381) filed July 26, 2011, and incorporated herein by reference.
(31)	Previously filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 000-24381) filed January 7, 2013 and incorporated herein by reference.
(32)	Filed herewith.

Financial Statement Schedule II –

HASTINGS ENTERTAINMENT, INC.

Valuation and Qualifying Accounts and Reserves

Years Ended January 31, 2014, 2013 and 2012

(Amounts in thousands)

	Fiscal Year
	2013	2012	2011
Reserves deducted from assets:
Allowance for shrinkage and inventory obsolescence:
Balance at the beginning of period	$4,164	$5,348	$6,374
Additions charged to costs and expenses	8,992	9,079	11,711
Deductions for write-offs	(9,243)	(10,263)	(12,737)
Balance at end of period	$3,913	$4,164	$5,348
Reserves added to liabilities:
Allowance for costs of inventory returns:
Balance at the beginning of period	$813	$724	$833
Additions charged to costs and expenses	3,340	3,796	4,152
Deductions for write-offs and payments	(3,556)	(3,707)	(4,261)
Balance at end of period	$597	$813	$724

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC.
Date: April 21, 2014	By:	/s/ Dan Crow
Dan Crow Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

Each person whose signature appears below hereby authorizes and constitutes John H. Marmaduke and Dan Crow, and each of them singly, his true and lawful attorneys-in-fact with full power of substitution and redistribution, for him and in his name, place and stead, in any and all capacities to sign and file any and all amendments to this Annual Report on Form 10-K with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and he hereby ratifies and confirms all that said attorneys-in-fact or any of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John H. Marmaduke	Chairman of the Board and Chief Executive Officer	April 21, 2014
John H. Marmaduke	(Principal Executive Officer)
/s/ Danny W. Gurr	Director	April 21, 2014
Danny W. Gurr
/s/ Ann S. Lieff	Director	April 21, 2014
Ann S. Lieff
/s/ Frank O. Marrs	Director	April 21, 2014
Frank O. Marrs
/s/ Jeffrey G. Shrader	Director	April 21, 2014
Jeffrey G. Shrader
/s/ Dan Crow	Vice President and Chief Financial Officer	April 21, 2014
Dan Crow	(Principal Financial and Accounting Officer)