Form 10-Q
period 2014-04-30
HASTINGS ENTERTAINMENT INC
filed 2014-06-10
CIK 1054579

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30,2014
Common Stock, $.01 par value per share	8,143,317 shares

HASTINGS ENTERTAINMENT, INC.

Form 10-Q

For the Quarterly Period Ended April 30, 2014

PART I—FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

HASTINGS ENTERTAINMENT, INC.

Consolidated Balance Sheets

April 30, 2014 and January 31, 2014

(Dollars in thousands, except share data)

	April 30, 2014	January 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$2,967	$3,753
Merchandise inventories, net	150,416	152,138
Prepaid expenses and other current assets	8,013	10,394
Total current assets	161,396	166,285
Rental assets, net of accumulated depreciation of $15,927 and $ 16,869 at April 30, 2014 and January 31, 2014, respectively	9,729	10,227
Property, equipment and improvements, net of accumulated depreciation of $233,166 and $230,971 at April 30, 2014 and January 31, 2014, respectively	28,313	29,212
Intangible assets, net	244	244
Other assets	593	677
Total Assets	$200,275	$206,645
Liabilities and Shareholders’ Equity
Current liabilities:
Trade accounts payable	$56,771	$57,236
Accrued expenses and other current liabilities	26,535	28,359
Total current liabilities	83,306	85,595
Long term debt	51,289	51,749
Deferred income taxes	63	60
Other liabilities	5,166	5,239
Shareholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized; none issued	0	0
Common stock, $0.01 par value; 75,000,000 shares authorized; 11,944,544 shares issued and 8,143,317 shares outstanding at April 30, 2014 and January 31, 2014	119	119
Additional paid-in capital	36,435	36,413
Retained earnings	45,233	48,459
Accumulated other comprehensive income	0	347
Treasury stock, at cost; 3,801,227 shares at April 30, 2014 and January 31, 2014	(21,336)	(21,336)
Total Shareholders’ Equity	60,451	64,002
Total Liabilities and Shareholders’ Equity	$200,275	$206,645

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Operations

For the Three Months Ended April 30, 2014 and 2013

(Dollars and shares in thousands, except per share data)

	Three Months Ended April 30,
	2014	2013
Merchandise revenue	$91,586	$94,800
Rental revenue	12,348	14,213
Gift card breakage revenue	23	114
Total revenues	103,957	109,127
Merchandise cost of revenue	63,473	64,433
Rental cost of revenue	4,287	4,903
Total cost of revenues	67,760	69,336
Gross profit	36,197	39,791
Selling, general and administrative expenses	39,390	41,745
Operating loss	(3,193)	(1,954)
Other income (expense):
Interest expense, net	(342)	(263)
Other, net	360	70
Loss before income taxes	(3,175)	(2,147)
Income tax expense	52	59
Net loss	$(3,227)	$(2,206)
Basic loss per share	$(0.40)	$(0.27)
Diluted loss per share	$(0.40)	$(0.27)
Weighted-average common shares outstanding:
Basic	8,143	8,143
Dilutive effect of stock awards	0	0
Diluted	8,143	8,143

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Comprehensive Loss

For the Three Months Ended April 30, 2014 and 2013

(Dollars in thousands)

	Three Months Ended April 30,
	2014	2013
Net loss	$(3,227)	$(2,206)
Other comprehensive income (loss) before income taxes
Unrealized gains on available for sale investments for Supplemental Executive Retirement Plan	0	62
Reclassification adjustment realized in net loss, included in Other Income (Expense)	(422)	0
Other comprehensive income (loss), before income taxes	(422)	62
Income taxes related to components of other comprehensive income (loss)	75	0
Other comprehensive income (loss), net of income taxes	(347)	62
Total comprehensive loss	$(3,574)	$(2,144)

See accompanying notes to unaudited consolidated financial statements.

HASTINGS ENTERTAINMENT, INC.

Unaudited Consolidated Statements of Cash Flows

For the Three Months Ended April 30, 2014 and 2013

(Dollars in thousands)

	Three Months Ended April 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(3,227)	$(2,206)
Adjustments to reconcile net loss to net cash provided by operating activities:
Rental asset depreciation expense	984	1,160
Purchases of rental assets	(1,332)	(2,281)
Property and equipment depreciation expense	2,692	3,372
Deferred income taxes	3	3
Loss on rental assets lost, stolen and defective	12	24
Loss on disposal or impairment of property and equipment, excluding rental assets	25	16
Non-cash stock-based compensation	23	22
Changes in operating assets and liabilities:
Merchandise inventories, net	2,725	746
Prepaid expenses and other current assets	451	(804)
Trade accounts payable	3,110	3,917
Accrued expenses and other current liabilities	(217)	3,076
Other assets and liabilities, net	(13)	198
Net cash provided by operating activities	5,236	7,243
Cash flows from investing activities:
Purchases of property, equipment and improvements	(1,987)	(1,324)
Net cash used in investing activities	(1,987)	(1,324)
Cash flows from financing activities:
Borrowings under revolving credit facility	108,115	103,415
Repayments under revolving credit facility	(108,575)	(108,743)
Purchase of treasury stock	0	(28)
Change in cash overdraft	(3,575)	(761)
Net cash used in financing activities	(4,035)	(6,117)
Net decrease in cash and cash equivalents	(786)	(198)
Cash and cash equivalents at beginning of period	3,753	3,730
Cash and cash equivalents at end of period	$2,967	$3,532

See accompanying notes to unaudited consolidated financial statements.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

1. Basis of Presentation

The accompanying unaudited consolidated financial statements of Hastings Entertainment, Inc. and its subsidiary (“Hastings,” the “Company,” “we,” “our,” or “us”) have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with instructions in Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such principles and regulations of the Securities and Exchange Commission. All adjustments, consisting of normal recurring adjustments, have been made which, in the opinion of management, are necessary for a fair presentation of the results of interim periods. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for a full year because of, among other things, seasonality factors in the retail business. As is the case with many retailers, a significant portion of our revenues, and an even greater portion of our operating earnings, is generated in the fourth fiscal quarter, which includes the holiday selling season. The unaudited consolidated financial statements contained herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

The consolidated balance sheet at January 31, 2014 has been derived from the audited consolidated financial statements at that date but does not include all of the information and notes required by U.S. generally accepted accounting principles for complete financial statements. For further information, refer to the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

Our fiscal year ends on January 31 and is identified as the fiscal year for the immediately preceding calendar year. For example, the fiscal year that will end on January 31, 2015 is referred to as fiscal year 2014.

2. Stock-Based Compensation

We have various stock incentive plans, which allow us to issue stock options, stock appreciation rights, restricted shares, restricted stock units, performance awards and other awards. Stock-based compensation is discussed more fully in Note 14 to the Audited Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended January 31, 2014.

For the three months ended April 30, 2014 and 2013, we recognized approximately $23,000 and $22,000, respectively, of stock-based compensation expense. These amounts include expense related to incentive stock options, non-qualified stock options, and restricted stock units.

As of April 30, 2014, we had 298,396 shares available to grant as stock-based compensation awards under our various stock incentive plans.

3. Store Closing Reserve

From time to time and in the normal course of business, we evaluate our store base to determine if we need to close a store. Such evaluations include consideration of, among other factors, current and future expected profitability, market trends, age of store and lease status.

Amounts in “Accrued expenses and other current liabilities” and “Other liabilities” in the consolidated balance sheet at April 30, 2014 included the current and long-term portions, respectively, of accruals for the net present value of future minimum lease payments, net of estimated sublease income, attributable to closed stores. Expenses related to store closings are included in SG&A expenses in the consolidated statements of operations.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

The following table provides a roll-forward of our store closing reserve:

Store Closing Reserve
Balance at January 31, 2014	$1,113
Additions to provision	--
Changes in estimates	34
Cash outlay, net	(105)
Balance at April 30, 2014	$1,042

4. Long-term Debt

We have entered into an Amended and Restated Loan and Security Agreement with Bank of America, N.A., as lender and agent (as subsequently amended, the “Credit Agreement”). The Credit Agreement provides for a revolving credit facility of $115 million, allows for the payment of dividends, has a maturity date of January 4, 2017, and provides that we may repurchase up to $10 million worth of our common stock. The Credit Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Credit Agreement. The Credit Agreement includes certain debt and acquisition limitations and requires a minimum Availability (as defined in the Credit Agreement) that is greater than or equal to $10 million at all times. Our obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.  The Merger Agreement that we entered into on March 17, 2014 (See Item 2—Management’s Discussion and Analysis of Financial Condition of Results of Operation—Merger Agreement) restricts our ability to pay dividends or purchase our shares.

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

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2014, was approximately $0.8 million, which reduces the excess availability under the Credit Agreement.

At April 30, 2014, we had approximately $46.3 million in excess availability, after the availability reserve, under the Credit Agreement. The average rate of interest incurred for the three months ended April 30, 2014 and 2013 was 2.5%.  Deferred financing costs that were amortized into interest expense during the three months ended April 30, 2014 and 2013 are excluded from the calculation of the average rate of interest for each respective period.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

5. Loss per Share

The computations for basic and diluted loss per share are as follows:

	Three Months Ended April 30,
	2014	2013
Net loss	$(3,227)	$(2,206)
Average shares outstanding:
Basic	8,143	8,143
Effect of stock awards	0	0
Diluted	8,143	8,143
Loss per share:
Basic	$(0.40)	$(0.27)
Diluted	$(0.40)	$(0.27)

The following options to purchase shares of common stock were not included in the computation of diluted loss per share because their inclusion would have been antidilutive:

	Three Months Ended April 30,
	2014	2013
Shares of common stock underlying options	516	595
Exercise price range per share	$1.69 to $8.70	$2.05 to $8.70

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

At January 31, 2014, we had approximately $1.9 million in assets which were carried at fair value on a recurring basis, which consisted of available-for-sale investments related to our supplemental executive retirement plan (“SERP”). The fair value of these investments was determined using Level 1 inputs. During the first quarter of fiscal 2014, the remaining investments for the SERP were distributed by the Company.

Our long-term debt approximates fair value as of both April 30, 2014 and January 31, 2014, due to the instrument bearing interest at variable rates that are comparable to what is currently available to us. We entered into a second amendment to the Credit Agreement on January 4, 2013, at which time our current interest rates were determined. See Note 4 on Debt for a more detailed discussion of our Credit Agreement.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

7. Income Taxes

The effective tax rate for the three months ended April 30, 2014 was (1.6%) primarily due to Texas state income tax expense, which is based primarily on gross margin.

As the Company has a net operating loss and a net deferred tax asset, which has been offset by a full valuation allowance at April 30, 2014, there is no tax liability, with the exception of Texas state income tax. The valuation allowance is approximately $15.6 million as of April 30, 2014. We reassess the valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

8. Commitments and Contingencies

Revenue Sharing Agreements

The Company is obligated to pay certain studios minimum amounts associated with certain revenue-sharing agreements related to rental assets. As of April 30, 2014 and 2013, such minimum future payments approximated $0.9 million and $1.0 million, respectively. The balance at April 30, 2014 is expected to be paid during fiscal 2014.

Legal Matters

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

On March 28, 2014, a lawsuit challenging the merger contemplated in the Merger Agreement that we entered into on March 17, 2014 (See Item 2--Management’s Discussion and Analysis of Financial Condition of Results of Operation--Merger Agreement) (the “Merger”), captioned CV-00072-J—Andreas Oberegger and David A. Capps, directly and derivatively on behalf of Hastings Entertainment, Inc., v. Danny W. Gurr, Ann S. Lieff, Frank O. Marrs, John H. Marmaduke, Jeffrey G. Shrader, Draw Another Circle, LLC (“Parent”), Hendrix Acquisition Corp. (“Merger Sub”), Joel Weinshanker and National Entertainment Collectibles Association, Inc. (NECA”), as defendants, and Hastings Entertainment, Inc., as a nominal defendant, was filed in the United States District Court for the Northern District of Texas, Amarillo Division. The plaintiffs are purported shareholders of the Company and are alleging several claims in connection with the Merger Agreement and the transactions contemplated therein.  Plaintiffs allege, among other things, that the Merger contemplated in the Merger Agreement provides for insufficient consideration to be paid to the Company’s shareholders in exchange for their shares of the Company’s common stock, that the officers and directors of the Company breached their respective fiduciary duties in the course of negotiating and approving the Merger Agreement and that the other defendants aided and abetted such breach of fiduciary duties.  The lawsuit seeks to enjoin the Merger or rescind the Merger if it is consummated and compensatory damages in an unspecified amount.  The Company believes that the lawsuit was improperly and prematurely filed under Texas law.  On April 16, 2014, the Company filed a Motion to Dismiss the Action, and Parent, Merger Sub, NECA and Mr. Weinshanker filed a Joinder to this Motion to Dismiss the Action on April 18, 2014.  The plaintiffs have filed a response in opposition to the motion to dismiss, and the Company has filed a reply.  The Court has not yet ruled on the motion.

On May 13, 2014, the defendants filed a Notice of Stay under the Texas Business Organizations Code seeking an automatic stay for 60 days of all proceedings in this litigation except for the Court’s ruling on the defendant’s motion to dismiss.  The plaintiffs have filed a response contesting the stay.  The Court has not yet entered a stay of the action.

On May 15, 2014, the plaintiffs filed a motion for leave to amend their complaint to add claims for failure to disclose material information in the preliminary proxy statement that we filed on April 22, 2014 in connection with the Merger Agreement (the “Proxy Statement”).  The defendants have filed responses opposing the motion.  The Court has not yet acted on this motion.

On May 28, 2014, the plaintiffs filed a motion for expedited discovery and a motion for entry of a temporary restraining order to enjoin the proposed transaction from closing.  On May 30, 2014, two days after the plaintiffs filed this motion, the Court issued an Order Granting Motion for Temporary Restraining Order and Setting Hearing on Request for a Preliminary Injunction (the “Order”) restricting the Merger.  Under the terms of the Order, the Company is restricted, among other things, from consummating the Merger prior to June 12, 2014, on which date a hearing has been scheduled with respect to the Order.

Hastings Entertainment, Inc.

Notes to Unaudited Consolidated Financial Statements

(Tabular amounts in thousands, except per share data or unless otherwise noted)

The Company believes that the lawsuit was improperly and prematurely filed under Texas law and that the claims alleged therein are factually incorrect and deficient as a matter of law.  The Company also believes that the grounds upon which the plaintiffs sought the Order are insufficient as a matter of fact and law.  The Company intends to vigorously dispute these claims at the June 12 hearing with respect to the Order and throughout the life of this litigation.

Prior to filing the lawsuit, the plaintiffs' counsel sent the Company a demand letter dated March 20, 2014 demanding that the Board of Directors commence an action on behalf of the Company against the Directors.  The Board of Directors appointed a Special Committee composed of independent directors to review the plaintiffs’ allegations.  The Committee has not yet completed its review or made any determination as to what action, if any, should be taken in response to those allegations.

On May 9, 2014, a second lawsuit was filed, alleging material omissions and misstatements in our Proxy Statement in violation of Sections 14 and 20 of the Exchange Act.  The action, captioned CV-00114-J—Sarabjeet Singh, individually and on behalf of others similarly situated v. Hastings Entertainment, Inc., John H. Marmaduke, Jeffrey G. Shrader, Ann S. Lieff, Frank O. Marrs, Danny W. Gurr, Draw Another Circle, LLC, Hendrix Acquisition Corp., Joel Weinshanker and National Entertainment Collectibles Association, Inc., was filed in the United States District Court for the Northern District of Texas, Amarillo Division.  The lawsuit, which purports to be a class action, seeks an injunction preventing consummation of the Merger, rescinding the Merger, if consummated, or granting rescissionary damages in an unspecified amount, compensatory damages in an unspecified amount and an award of costs and expenses.  The Company’s answer has not yet been filed, but it believes the allegations contained in the complaint are without merit and intends to vigorously defend the lawsuit.

9. Other Comprehensive Income

Changes in the balances of each component of other comprehensive income (“OCI”) included in accumulated OCI for the three months ended April 30, 2014 are presented below.  All reclassification amounts are net of tax.

Net Unrealized Gain (Loss) on Available-for Sale Securities in Supplemental Executive Retirement Plan
Balance at January 31, 2014	$347
Other comprehensive income before reclassifications	0
Amounts reclassified from accumulated OCI	(347)
Balance as of April 30, 2014	$0

10. Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued ASU No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which requires unrecognized tax benefits to be presented as a decrease in a net operating loss, similar tax loss or tax credit carryforward if certain criteria are met. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of ASU 2013-11 in the first quarter of fiscal 2014 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued ASU No. 2014-09: Revenue from Contracts with Customers, which requires a company to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The ASU is effective for fiscal years, and interim periods within those years, beginning in the first quarter of 2017.  We are in the process of reviewing ASU 2014-09; however, we do not anticipate any material impact on the Company’s consolidated financial statements.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain written and oral statements set forth below or made by Hastings with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which generally are not historical in nature. All statements that address operating performance, events or developments that we expect or anticipate will occur in the future including statements relating to the business, expansion, merchandising and marketing strategies of Hastings, industry projections or forecasts, inflation, effect of critical accounting policies including lower of cost or market for inventory adjustments, the returns process, rental asset depreciation, store closing reserves, impairment or disposal of long-lived assets, revenue recognition, and vendor allowances, sufficiency of cash flow from operations and borrowings under our revolving credit facility and statements expressing general opinions about future operating results are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to, consumer appeal of our existing and planned product offerings, and the related impact of competitor pricing and product offerings; overall industry performance and the accuracy of our estimates and judgments regarding trends; our ability to obtain favorable terms from suppliers; the reduction or elimination of the in-store window for rental video; our ability to respond to changing consumer preferences, including with respect to new technologies and alternative methods of content delivery, and to effectively adjust our offerings if and as necessary; the application and impact of future accounting policies or interpretations of existing accounting policies; whether our assumptions turn out to be correct; our inability to attain such estimates and expectations; a downturn in market conditions in any industry relating to the products we inventory, sell or rent; the degree to which we enter into and maintain vendor relationships; the challenging times that the U.S. and global economies are currently experiencing, the effects of which have had and will continue to have an adverse impact on spending by Hastings’ current retail customer base and potential new customers, and the possibility that general economic conditions could deteriorate further, volatility of fuel and utility costs; acts of war or terrorism inside the United States or abroad; unanticipated adverse litigation results or effects; the effect of inclement weather on the ability of consumers to reach our stores and other factors which may be outside of our control; any of which could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

General

Incorporated in 1972, Hastings Entertainment, Inc. (the “Company,” “Hastings,” or “Hastings Entertainment”) is a leading multimedia entertainment and lifestyle retailer. We operate entertainment superstores that buy, sell, trade and rent various home entertainment products, including books, music, software, periodicals, movies on DVD and Blu-ray, video games, video game consoles, hobby, sports and recreation, lifestyle and consumer electronics. We also offer consumables and trends products such as apparel, t-shirts, action figures, posters, greeting cards and seasonal merchandise. As of April 30, 2014, we operated 126 superstores principally in medium-sized markets located in 19 states, primarily in the Western and Midwestern United States. We also operate three concept stores, Sun Adventure Sports, located in Amarillo, Texas and Lubbock, Texas, and TRADESMART, located in Littleton, Colorado. Sun Adventure Sports sells a wide range of bicycles and related accessories, skateboards, and various other athletic equipment, apparel, and shoes, and offers bicycle repair services and cycling classes. TRADESMART, born from the culture of recycling, features over 450,000 predominantly used and new books, CDs, DVDs, Blu-rays, video games and video game systems, as well as consumer electronics, trends, skateboards and paintball merchandise, and much more available for purchase. TRADESMART also buys back for cash or store credit entertainment products that customers have previously enjoyed.

We also operate a multimedia entertainment e-commerce web site offering a broad selection of books, software, video games, movies on DVD and Blu-ray, music, trends, comics, sports & recreation and electronics. We fill orders for new and used product placed at the website and also through Amazon and eBay Marketplaces using our proprietary goShip program, which allows us to ship directly from stores or the distribution center. We have one wholly-owned subsidiary; Hastings Internet, Inc. References herein to fiscal years are to the twelve-month periods that end in January of each following calendar year. For example, the twelve-month period ending January 31, 2015 is referred to as fiscal 2014.

Merger Agreement

As described under the heading “Merger Agreement” in Item 1 of our Annual Report on Form 10-K, for the fiscal year ended January 31, 2014, on March 17, 2014, we entered into an Agreement and Plan of Merger(the “Merger Agreement”) with Draw Another Circle, LLC (“Parent”) and its wholly owned subsidiary. Pursuant to the Merger Agreement, subject to satisfaction or waiver of certain closing conditions, Merger Sub will merge with and into the Company, with the Company continuing its existence under Texas law as the surviving entity in the Merger. Upon the completion of the Merger, the Company will be a wholly owned subsidiary of Parent.

If the Merger is completed, at the effective time of the Merger, each share of common stock of the Company issued and outstanding as of immediately prior to the effective time (excluding any shares of common stock held by Parent or its affiliates , any shares of common stock held by the Company in treasury or by any direct or indirect wholly owned subsidiary of the Company) will be automatically cancelled and converted into the right to receive the merger consideration of $3.00 per share as provided in the Merger Agreement.

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

	Three Months Ended April 30,
	2014	2013
Merchandise revenue	88.1%	86.9%
Rental revenue	11.9	13.0
Gift card breakage revenue	0.0	0.1
Total revenues	100.0	100.0
Merchandise cost of revenue	69.3	68.0
Rental cost of revenue	34.7	34.5
Total cost of revenues	65.2	63.5
Gross profit	34.8	36.5
Selling, general and administrative expenses	37.9	38.3
Operating loss	(3.1)	(1.8)
Other income (expense):
Interest expense	(0.3)	(0.2)
Other, net	0.3	0.1
Loss before income taxes	(3.1)	(1.9)
Income tax expense (benefit)	0.1	0.1
Net loss	(3.2)%	(2.0)%

Summary of Superstore Activity (1)

	Three Months Ended April 30,		Year Ended January 31,
	2014	2013	2014
Beginning number of stores	127	137	137
Openings	0	0	0
Closings	(1)	(3)	(10)
Ending number of stores	126	134	127

(1)	As of April 30, 2014, we operated three concept stores, consisting of two Sun Adventure Sports and one TRADESMART, which were not included in the summary of superstore activity.

Financial Results for the 1st Quarter of Fiscal Year 2014

Revenues.  Total revenues for the first quarter decreased approximately $5.1 million, or 4.7%, to $104.0 million compared to $109.1 million for the first quarter of fiscal 2013.  As of April 30, 2014, we operated 8 fewer Hastings superstores, as compared to April 30, 2013.  The following is a summary of our revenues results (dollars in thousands):

	Three Months Ended April 30,
	2014		2013		Increase/(Decrease)
	Revenues	Percent Of Total	Revenues	Percent Of Total	Dollar	Percent
Merchandise Revenue	$91,586	88.1%	$94,800	86.9%	$(3,214)	-3.4%
Rental Revenue	12,348	11.9%	14,213	13.0%	(1,865)	-13.1%
Gift Card Breakage Revenue	23	0.0%	114	0.1%	(91)	-79.8%
Total Revenues	$103,957	100.0%	$109,127	100.0%	$(5,170)	-4.6%

Comparable-store revenues (“Comp”)

Total	0.2%
Merchandise	1.6%
Rental	-8.8%

Below is a summary of the Comp results for our major merchandise categories:

	Three Months Ended April 30,
	2014	2013
Trends	25.9%	7.9%
Video Games	13.7%	-21.6%
Electronics	7.0%	18.4%
Movies	0.1%	3.9%
Consumables	-4.3%	-5.5%
Books	-5.7%	-8.4%
Hardback Café	-8.8%	9.1%
Music	-14.5%	-13.1%

Trends Comps increased 25.9% for the quarter primarily due to strong sales in action figures, comics, novelty toys, licensed and branded products, and recreational and lifestyle products.  Licensed and branded products for which we experienced strong sales during the quarter were Magic the Gathering, Frozen and Doctor Who.  The Trends department also includes recreation and lifestyles products whose growth was driven by the addition of hobby products to reset stores as well as growth in the existing categories of skateboards, licensed sports and disc golf.  Hobby products continued to show strong growth during the quarter with sales of remote control vehicles and model kits. Video Games Comps increased 13.7% during the quarter due to continued sales of PlayStation 4 and the Xbox One game consoles as well as the release of several high profile games such as Titanfall, Infamous Second Son and South Park.  Electronics Comps increased 7.0% for the quarter primarily due to increased sales in musical instruments and instrument accessories, televisions, turntables, speaker systems, tablets, home electronics, and phone accessories.  Movies Comps remained relatively flat for the quarter due to a slight decrease in new and previously viewed DVD’s partially offset by an increase in used DVD’s.  Sales of promotional product were not as strong as expected but we continue to have strong sales in new movies from new releases, Blu-rays and boxed sets.  Consumables Comps decreased 4.3% for the quarter primarily due to lower sales of bottled drinks and assorted snacks. Books Comps decreased 5.7% for the quarter due to a decrease in paperback, bargain books and magazines, partially offset by sales of the Divergent trilogy.  Hardback Café Comps decreased 8.8% for the quarter primarily due to the closing of thirteen Hardback Cafés which operated in comp stores.  Music Comps decreased 14.5% for the quarter primarily due to a significant reduction in retail space in the 95 stores that were reset, as of April 30, 2014, as well as the increasing popularity of digital delivery.

Rental Comps decreased 8.8% for the first quarter, primarily resulting from fewer rentals of traditional DVDs and video games, partially offset by an increase in rentals of Blu-ray movies.  Rental Movie Comps decreased 7.1% and Rental Video Game Comps decreased 25.6% for the quarter primarily as sales were negatively impacted by competition from rental kiosks and subscription-based rental services.

Gross Profit – Merchandise.  For the first quarter, total merchandise gross profit dollars decreased approximately $2.3 million, or 7.6%, to $28.1 million from $30.4 million for the same period in the prior year, primarily due to a decrease in revenue attributed to operating eight fewer superstores this quarter compared to the same quarter in the prior year.  As a percentage of total merchandise revenue, merchandise gross profit decreased to 30.7% for the quarter compared to 32.0% for the same quarter in the prior year, primarily due to a shift in mix of revenues by category and higher markdown expenses and freight expenses, partially offset by lower expense to return products and lower shrinkage.

Gross Profit – Rental.  For the first quarter, total rental gross profit dollars decreased approximately $1.2 million, or 12.9%, to $8.1 million from $9.3 million for the same period in the prior year, primarily due to a decrease in revenue partially attributed to operating fewer superstores this quarter compared to the same quarter in the prior year. As a percentage of total rental revenue, rental gross profit slightly decreased to 65.3% for the quarter compared to 65.5% for the same quarter in the prior year.

Selling, General and Administrative Expenses (“SG&A”).  As a percentage of total revenue, SG&A decreased to 37.9% for the first quarter compared to 38.3% for the same quarter in the prior year. SG&A decreased approximately $2.3 million during the quarter, or 5.5%, to $39.4 million compared to $41.7 million for the same quarter last year. The decrease results primarily from a $1.4 million reduction in corporate salary expense due to the restructuring that took place in the first quarter of fiscal 2013, a decrease of $0.8 million in store labor expense, $0.5 million reduction in depreciation expense, a decrease in store advertising expense of $0.2 million, a decrease of $0.2 million in store occupancy expense and a decrease of $0.1 million in store supplies.  The decrease in store expenses were primarily the result of operating fewer superstores this quarter compared to the same period in the prior year.  The reductions were partially offset by an increase of $0.6 million in legal and other expenses associated with the proposed merger and an increase in senior retirement plan expense of $0.3 million related to the payout of the Supplemental Executive Retirement Plan (“SERP”).  The increase in expense related to the SERP is offset by an increase in other income resulting from an Other Comprehensive Income (OCI) reclassification adjustment from the realization of a gain upon the distribution of the investments for the SERP.

Interest Expense.  For both the first quarter of fiscal 2014 and fiscal 2013, interest expense was approximately $0.3 million.  Interest rates for both periods averaged 2.5%.

Income Tax Expense.  As the Company has a net operating loss and a net deferred tax asset, which has been offset by a full valuation allowance at April 30, 2014, there is no tax liability, with the exception of Texas state income tax; therefore, the effective tax rate for the first quarter of fiscal 2014 is (1.6%).  The valuation allowance is approximately $15.6 million as of April 30, 2014.  We reassess the need for a valuation allowance quarterly, and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Store Activity

Since April 21, 2014, when we last reported store activity, we have not closed any of our stores or opened any new stores.

Liquidity and Capital Resources

We generate cash from operations from the sale of merchandise and the rental of products, most of which is received in cash and cash equivalents. Our primary sources of working capital are cash flow from operating activities including trade credit from vendors and borrowings under our revolving credit facility, with the most significant source during the first three months of fiscal 2014 being cash flows from borrowings under our revolving credit facility. Other than our principal capital requirements arising from the purchasing, warehousing and merchandising of inventory and rental products, opening new stores and expanding or resetting existing stores and updating existing and implementing new information systems technology, we have no anticipated material capital commitments. We believe the Company will have adequate resources to fund its cash needs for the next twelve months and beyond, including its capital spending, its seasonal increase in merchandise inventory and other operating cash requirements and commitments.

At April 30, 2014, total outstanding debt was approximately $51.3 million. We project our outstanding debt level will be in the range of $56.0 million to $60.0 million by the end of fiscal 2014. At April 30, 2014, we had approximately $46.3 million in excess availability, after the $10 million availability reserve, under the Credit Agreement (as defined herein).

The Merger Agreement places certain limitations on our ability to, among other things, repurchase shares, declare dividends and make capital expenditures in excess of certain thresholds.  In addition, the Merger Agreement places certain limitations on the amount of additional debt we can assume outside of our Credit Agreement.

Consolidated Cash Flows

Operating Activities. Net cash provided by operating activities totaled approximately $5.2 million for the three months ended April 30, 2014, compared to cash provided by operating activities of $7.2 million for the three months ended April 30, 2013.  Net loss for the current period was approximately $3.2 million compared to a net loss of $2.2 million for the same period in fiscal 2013.  Merchandise inventories decreased approximately $2.7 million for the current period compared to a decrease of approximately $0.7 million during the same period in fiscal 2013.  The decrease in merchandise inventories is primarily the result of operating eight fewer superstores this period compared to the prior period, partially offset by an increase of inventories in the new product categories of our reset stores.  Merchandise inventories, net of trade accounts payable, decreased approximately $0.4 million for the current period compared to a decrease of approximately $3.2 million for the same period in fiscal 2013.  Trade accounts payable increased approximately $3.1 million for the current period compared to an increase of approximately $3.9 million during the same period in fiscal 2013.  The decrease in merchandise inventories, net of trade accounts payable, and the decrease in trade accounts payable are primarily the result of operating fewer superstores this current period.  Accrued expenses and other liabilities decreased approximately $0.2 million during the current period compared to an increase of approximately $1.2 million during the same period in fiscal 2013.  Prepaid expenses and other current assets decreased approximately $0.5 million during the current period compared to a decrease of $1.3 million during the same period in fiscal 2013.   The decreases in accrued expenses and other liabilities and prepaid expenses and other current assets are primarily the result of the payout of the supplemental executive retirement plan in the current period and a decrease in store closing reserve.  Purchases of rental assets decreased approximately $1.0 million to $1.30 million during the current period compared to $2.3 million during the same period in fiscal 2013 in anticipation of lower rental revenues.  For fiscal 2014, we estimate net cash provided by operations to be in the range of approximately $3.0 to $4.0 million as compared to net cash used in operations of approximately $1.0 million in fiscal 2013.  The expected increase from fiscal 2013 net cash used in operations to estimated fiscal 2014 net cash provided by operations results primarily from lower merchandise inventories for fiscal 2014.

Investing Activities. Net cash used in investing activities increased approximately $0.7 million from $1.3 million for the three months ended April 30, 2013, to $2.0 million for the three months ended April 30, 2014.  This increase was primarily due to increased capital expenditures relating to the reset stores. For fiscal 2014, we project capital expenditures to be approximately $8.0 million to $9.0 million as we continue to manage discretionary spending during fiscal 2014.

Financing Activities. Cash provided by or used in financing activities is primarily associated with borrowings and payments made under our revolving credit facility (described below under “Capital Structure”).  For the three months ended April 30, 2014, cash used in financing activities was approximately $4.0 million compared to cash used in financing activities of approximately $6.1 million for the three months ended April 30, 2013.  For the current three months, net repayments from our revolving credit facility were approximately $0.5 million compared to net repayments of approximately $5.3 million for the same period in the prior year.  Changes in our cash overdraft position decreased from approximately $0.8 million in cash used for the three months ended April 30, 2013 to cash used of approximately $3.6 million for the three months ended April 30, 2014.  The increase in net borrowings and the decrease in our cash overdraft position are primarily due to the decrease in cash from operating activities and also due to the timing of payments issued to vendors during the period.

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

Capital Structure. We have entered into an Amended and Restated Loan and Security Agreement with Bank of America, N.A., as agent (as subsequently amended, the “Credit Agreement”). The Credit Agreement provides a revolving credit facility of $115 million, allows for the payment of dividends, has a maturity date of January 4, 2017 and provides that we may repurchase up to $10.0 million worth of our common stock. The Credit Agreement also provides that we may repurchase additional shares of our common stock in the event we meet certain criteria set forth in the Credit Agreement. The Merger Agreement restricts our ability to pay dividends or purchase our shares.  The Credit Agreement includes certain debt and acquisition limitations and requires a minimum Availability (as defined in the Credit Agreement) that is greater than or equal to $10.0 million at all times. Our obligations under the Credit Agreement are secured by a pledge of substantially all of the assets of the Company and our subsidiary and are guaranteed by our subsidiary.

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

At April 30, 2014, we had approximately $46.3 million in excess availability, after the $10 million availability reserve, under the Credit Agreement. We expect to have approximately $55.0 million to $59.0 million in excess availability, after the availability reserve and outstanding letters of credit, at January 31, 2015. However, excess availability may be reduced in the future as changes in the borrowing base occur or the lender increases availability reserves. The average rate of interest incurred for the three months ended April 30, 2014 and 2013 was 2.5%. Deferred financing costs that were amortized into interest expense during the three months ended April 30, 2014 and 2013 are excluded from the calculation of the average rate of interest for each respective period.

We utilize standby letters of credit to support certain insurance policies. The aggregate amount of the letters of credit at April 30, 2014, was approximately $0.8 million, which reduces the excess availability under the Credit Agreement.

Contractual obligations and off-balance sheet arrangements. In the ordinary course of business, we routinely enter into purchase commitments for various aspects of our operations, such as warehouse equipment and office equipment.  However, we do not believe that these commitments will have a material effect on our financial condition, results of operations or cash flows. As of April 30, 2014, other than operating leases and standby letters of credit, we had not entered into any off-balance sheet arrangements or third-party guarantees, nor is it our business practice to do so.

At April 30, 2014, our minimum lease commitments for the remainder of fiscal 2014 were approximately $19.4 million. Total existing minimum operating lease commitments for fiscal years 2014 through 2026 were approximately $131.5 million as of April 30, 2014.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

In the ordinary course of our business, we are exposed to certain market risks, primarily changes in interest rates. Our exposure to interest rate risk consists of variable rate debt based, at our option, on the lender’s Base Rate or LIBOR, plus a specified percentage. The annual impact on our results of operations of a 100 basis point interest rate change on the April 30, 2014 outstanding balance of the variable rate debt would be approximately $0.5 million. After an assessment of these risks to our operations, we believe that the primary market risk exposures (within the meaning of Regulation S-K Item 305) are not material and are not expected to have any material adverse impact on our financial position, results of operations or cash flows for the next fiscal year.

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

There has not been any change in our internal control over financial reporting during our fiscal quarter ended April 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS.

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our financial position, results of operations or cash flows.

On March 28, 2014, a lawsuit challenging the merger contemplated in the Merger Agreement (the “Merger”), captioned CV-00072-J—Andreas Oberegger and David A. Capps, directly and derivatively on behalf of Hastings Entertainment, Inc., v. Danny W. Gurr, Ann S. Lieff, Frank O. Marrs, John H. Marmaduke, Jeffrey G. Shrader, Draw Another Circle, LLC (“Parent”), Hendrix Acquisition Corp. (“Merger Sub”), Joel Weinshanker and National Entertainment Collectibles Association, Inc. (“NECA”), as defendants, and Hastings Entertainment, Inc., as a nominal defendant, was filed in the United States District Court for the Northern District of Texas, Amarillo Division. The plaintiffs are purported shareholders of the Company and are alleging several claims in connection with the Merger Agreement and the transactions contemplated therein.  Plaintiffs allege, among other things, that the Merger contemplated in the Merger Agreement provides for insufficient consideration to be paid to the Company’s shareholders in exchange for their shares of the Company’s common stock, that the officers and directors of the Company breached their respective fiduciary duties in the course of negotiating and approving the Merger Agreement and that the other defendants aided and abetted such breach of fiduciary duties.  The lawsuit seeks to enjoin the Merger or rescind the Merger if it is consummated and compensatory damages in an unspecified amount.  The Company believes that the lawsuit was improperly and prematurely filed under Texas law.  On April 16, 2014, the Company filed a Motion to Dismiss the Action, and Parent, Merger Sub, NECA and Mr. Weinshanker filed a Joinder to this Motion to Dismiss the Action on April 18, 2014.  The plaintiffs have filed a response in opposition to the motion to dismiss, and the Company has filed a reply.  The Court has not yet ruled on the motion.

On May 13, 2014, the defendants filed a Notice of Stay under the Texas Business Organizations Code seeking an automatic stay for 60 days of all proceedings in this litigation except for the Court’s ruling on the defendant’s motion to dismiss.  The plaintiffs have filed a response contesting the stay.  The Court has not yet entered a stay of the action.

On May 15, 2014, the plaintiffs filed a motion for leave to amend their complaint to add claims for failure to disclose material information in the preliminary proxy statement that we filed on April 22, 2014 in connection with the Merger Agreement (the “Proxy Statement”).  The defendants have filed responses opposing the motion.  The Court has not yet acted on this motion.

On May 28, 2014, the plaintiffs filed a motion for expedited discovery and a motion for entry of a temporary restraining order to enjoin the proposed transaction from closing. On May 30, 2014, two days after the plaintiffs filed this motion, the Court issued an Order Granting Motion for Temporary Restraining Order and Setting Hearing on Request for a Preliminary Injunction (the “Order”) restricting the Merger.  Under the terms of the Order, the Company is restricted, among other things, from consummating the Merger prior to June 12, 2014, on which date a hearing has been scheduled with respect to the Order.

The Company believes that the lawsuit was improperly and prematurely filed under Texas law and that the claims alleged therein are factually incorrect and deficient as a matter of law.  The Company also believes that the grounds upon which the plaintiffs sought the Order are insufficient as a matter of fact and law.  The Company intends to vigorously dispute these claims at the June 12 hearing with respect to the Order and throughout the life of this litigation.

Prior to filing the lawsuit, the plaintiffs' counsel sent the Company a demand letter dated March 20, 2014 demanding that the Board of Directors commence an action on behalf of the Company against the Directors.  The Board of Directors appointed a Special Committee composed of independent directors to review the plaintiffs’ allegations.  The Committee has not yet completed its review or made any determination as to what action, if any, should be taken in response to those allegations.

On May 9, 2014, a second lawsuit was filed, alleging material omissions and misstatements in our Proxy Statement in violation of Sections 14 and 20 of the Exchange Act.  The action, captioned CV-00114-J—Sarabjeet Singh, individually and on behalf of others similarly situated v. Hastings Entertainment, Inc., John H. Marmaduke, Jeffrey G. Shrader, Ann S. Lieff, Frank O. Marrs, Danny W. Gurr, Draw Another Circle, LLC, Hendrix Acquisition Corp., Joel Weinshanker and National Entertainment Collectibles Association, Inc., was filed in the United States District Court for the Northern District of Texas, Amarillo Division.  The lawsuit, which purports to be a class action, seeks an injunction preventing consummation of the Merger, rescinding the Merger, if consummated, or granting rescissionary damages in an unspecified amount, compensatory damages in an unspecified amount and an award of costs and expenses.  The Company’s answer has not yet been filed, but it believes the allegations contained in the complaint are without merit and intends to vigorously defend the lawsuit.

ITEM  1A – RISK FACTORS.

Our Annual Report on Form 10-K for the fiscal year ended January 31, 2014 includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.

ITEM 6 – EXHIBITS.

a.

The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K. Any exhibits designated by an asterisk are management contracts and/or compensatory plans or arrangement required to be filed as exhibits to this Quarterly Report on Form 10-Q.

Exhibit Number	Description of Documents
2.1	(1)	Agreement and Plan of Merger by and among the Company, Draw Another Circle, LLC and Hendrix Acquisition Corp., dated as of March 17, 2014.
3.1	(2)	Third Restated Articles of Incorporation of the Company
3.2	(3)	Amended and Restated Bylaws of the Company.
4.1	(4)	Specimen of Certificate of Common Stock of the Company.
4.2	(2)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(3)	Amended and Restated Bylaws of the Company (see 3.2 above).
10.1	(1)	Separation Agreement by and between Hastings Entertainment, Inc. and John H. Marmaduke, dated as of March 17, 2014.
10.2	(1)	Separation Agreement by and between Hastings Entertainment, Inc. and Dan Crow, dated as of March 17, 2014.
10.3	(1)	Waiver and Amendment to the Employment Agreement by and between Hastings Entertainment, Inc. and Alan Van Ongevalle dated as of March 17, 2014.
10.4	(1)	Waiver and Amendment to the Employment Agreement by and between Hastings Entertainment, Inc. and Phillip McConnell dated as of March 17, 2014.
31.1	(5)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	(5)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	(5)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(5)	XBRL Instance Document
101.SCH	(5)	XBRL Taxonomy Extension Schema
101.CAL	(5)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	(5)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(5)	XBRL Taxonomy Extension Label Linkbase
101.PRE	(5)	XBRL Taxonomy Extension Presentation Linkbase
(1)	Previously filed as Exhibit to the Company’s Form 8-K (File No. 000-24381) filed on March 18, 2014, and incorporated herein by reference.
(2)

Previously filed as Exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

HASTINGS ENTERTAINMENT, INC

Date: June 10, 2014	By:	/S/ DAN CROW
Dan Crow
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit Number	Description of Documents
2.1	(1)	Agreement and Plan of Merger by and among the Company, Draw Another Circle, LLC and Hendrix Acquisition Corp., dated as of March 17, 2014.
3.1	(2)	Third Restated Articles of Incorporation of the Company.
3.2	(3)	Amended and Restated Bylaws of the Company.
4.1	(4)	Specimen of Certificate of Common Stock of the Company.
4.2	(2)	Third Restated Articles of Incorporation of the Company (see 3.1 above).
4.3	(3)	Amended and Restated Bylaws of the Company (see 3.2 above).
10.1	(1)	Separation Agreement by and between Hastings Entertainment, Inc. and John H. Marmaduke, dated as of March 17, 2014.
10.2	(1)	Separation Agreement by and between Hastings Entertainment, Inc. and Dan Crow, dated as of March 17, 2014.
10.3	(1)	Waiver and Amendment to the Employment Agreement by and between Hastings Entertainment, Inc. and Alan Van Ongevalle dated as of March 17, 2014.
10.4	(1)	Waiver and Amendment to the Employment Agreement by and between Hastings Entertainment, Inc. and Philip McConnell dated as of March 17, 2014.
31.1	(5)	Principal Executive Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
31.2	(5)	Principal Financial Officer Certification Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a).
32.1	(5)	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	(5)	XBRL Instance Document
101.SCH	(5)	XBRL Taxonomy Extension Schema
101.CAL	(5)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	(5)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	(5)	XBRL Taxonomy Extension Label Linkbase
101.PRE	(5)	XBRL Taxonomy Extension Presentation Linkbase
(1)	Previously filed as an exhibit to the Company’s Form 8-K (File No. 000-24381) filed on March 18, 2014, and incorporated herein by reference.
(2)

Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, dated March 18, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(3)	Previously filed as Exhibit 3.1 to the Company’s Form 8-K (File No. 000-24381) filed on January 17, 2008 and incorporated herein by reference.
(4)

Previously filed as an exhibit to the Company’s Registration Statement on Form S-1/A, dated May 19, 1998 (File No. 333-47969) and with a corresponding exhibit number herein and are incorporated herein by reference.

(5)	Filed herewith.